Form 10-K
period 2019-09-29
JACK IN THE BOX INC /NEW/
filed 2019-11-21
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED September 29, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________.
COMMISSION FILE NUMBER 1-9390
 _______________________________________________________________
JACK IN THE BOX INC.
(Exact name of registrant as specified in its charter)
 _______________________________________________________________

Delaware	95-2698708
(State of Incorporation)	(I.R.S. Employer Identification No.)

9330 Balboa Avenue
San Diego, California 92123
(Address of principal executive offices)
Registrant’s telephone number, including area code (858) 571-2121
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	JACK	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price reported on the NASDAQ Global Select Market — Composite Transactions as of April 12, 2019, was approximately $2.0 billion.
Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 15, 2019 — 23,651,991.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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
The Company
Overview.  Jack in the Box Inc., based in San Diego, California, operates and franchises 2,243 Jack in the Box® quick-service restaurants (“QSRs”). References to the Company throughout this Annual Report on Form 10-K are made using the first person notations of “we,” “us,” and “our.”
Jack in the Box opened its first restaurant in 1951 and has since become one of the nation’s largest hamburger chains. Based on number of restaurants, our top 10 major markets comprise approximately 70% of the total system, and Jack in the Box is at least the second largest QSR hamburger chain in eight of those major markets. As of the end of our fiscal year on September 29, 2019, the Jack in the Box system included 2,243 restaurants in 21 states and Guam, of which 137 were company-operated and 2,106 were franchise-operated.
Through the execution of our refranchising strategy over the last five years, we have increased franchise ownership of the Jack in the Box system from 81% at the end of fiscal 2014 to 94% at the end of fiscal 2019 as we completed our refranchising program. In fiscal 2019, our franchisees developed 19 new franchise restaurants, and we expect the majority of new unit growth will be through franchise restaurants.
Our long-term goals are focused on meeting evolving customer needs, with emphasis on improving operations consistency and targeted investments designed to maximize our returns. The key initiatives of our long-term goals include:

•	Simplifying Restaurant Operations - We will continue focusing on redefining and elevating the guest experience to drive consistency through the following:

–	Back-of-the-house simplification, including kitchen equipment / technology that can drive higher throughput, improved quality, and labor cost benefits.

–	Reduction of redundant SKUs.

•
Differentiating Through Innovation - We will continue focusing on what makes us different by balancing premium and value innovation and leveraging our unique brand personality to differentiate creatively and focus on our core customer.

•	Expanding our Brand Footprint - We are focused on growing units in existing, developing and new markets, primarily through franchise restaurants.

•
Enhancing the Guest Experience - We are focused on targeted investments designed to maximize our returns while meeting the evolving needs of our customers to drive a consistent experience and brand image in our restaurants and across digital platforms through the following:

–	Leveraging technology such as our mobile application to meet the evolving needs of our customers and improve in-store efficiencies.

–	Elevating the image of our restaurants, with a focus on the drive-thru, through which approximately 70% of our sales occur.
Segments
As of September 29, 2019, the Company is comprised of a single operating segment.

Restaurant Concept
Jack in the Box restaurants offer a broad selection of distinctive products including classic burgers like our Jumbo Jack® and innovative product lines such as Buttery Jack® burgers. We also offer quality products such as breakfast sandwiches with freshly cracked eggs, and craveable favorites such as tacos and curly fries, along with specialty sandwiches, salads, and real ice cream shakes, among other items. We allow our guests to customize their meals to their tastes and order any product when they want it, including breakfast items any time of day (or night). We are known for variety and innovation, which has led to the development of four strong dayparts: breakfast, lunch, dinner, and late-night.
The Jack in the Box restaurant chain was the first major hamburger chain to develop and expand the concept of drive-thru restaurants. In addition to drive-thru windows, most of our restaurants have seating capacities ranging from 20 to 100 people and are open 18-24 hours a day. Drive-thru sales currently account for approximately 70% of sales at company-operated restaurants. The average check in fiscal year 2019 was $8.34 for company-operated restaurants.
With a presence in only 21 states and one territory, we believe Jack in the Box is a brand with significant growth opportunities. In fiscal 2019, franchisees continued to expand in existing markets.
The following table summarizes the changes in the number of company-operated and franchise restaurants over the past five years:

	Fiscal Year
	2019	2018	2017	2016	2015
Company-operated restaurants:
Beginning of period	137	276	417	413	431
New	—	1	2	4	2
Refranchised	—	(135)	(178)	(1)	(21)
Closed	—	(5)	(15)	—	(6)
Acquired from franchisees	—	—	50	1	7
End of period total	137	137	276	417	413
% of system	6%	6%	12%	18%	18%
Franchise restaurants:
Beginning of period	2,100	1,975	1,838	1,836	1,819
New	19	11	18	12	16
Refranchised	—	135	178	1	21
Closed	(13)	(21)	(9)	(10)	(13)
Sold to company	—	—	(50)	(1)	(7)
End of period total	2,106	2,100	1,975	1,838	1,836
% of system	94%	94%	88%	82%	82%
System end of period total	2,243	2,237	2,251	2,255	2,249

Site Selection and Design
Site selections for all new company-operated restaurants are made after an economic analysis and a review of demographic data and other information relating to population density, traffic, competition, restaurant visibility and access, available parking, surrounding businesses, and opportunities for market penetration. Restaurants developed by franchisees are built to brand specifications on sites we have approved.
Our company-operated restaurants have multiple restaurant models with different seating capacities to improve our flexibility in selecting locations. Management believes that this flexibility enables the Company to match the restaurant configuration with the specific economic, demographic, geographic, or physical characteristics of a particular site.
Typical costs to develop a traditional restaurant, excluding the land value, range from approximately $1.4 million to $2.0 million. The majority of our corporate restaurants are constructed on leased land or on land that we purchase and subsequently sell, along with the improvements, in sale and leaseback transactions. Upon completion of a sale and leaseback transaction, the Company’s initial cash investment is reduced to the cost of equipment, which ranges from approximately $0.4 million to $0.5 million.

Franchising Program
The franchise agreement generally provides for an initial franchise fee of $50,000 per restaurant for a 20-year term, and royalty payments and marketing fees generally set at 5.0% of gross sales. Royalty rates are typically 5.0% of gross sales but may range as high as 10.0% of gross sales. Some existing agreements provide for lower royalties for a limited time and may have variable rates. We may offer development agreements to franchisees (referred to in this context as “Developers”) for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers may be required to pay fees for certain company-sourced new sites. Developers may lose their rights to future development if they do not maintain the required opening schedule. To stimulate growth, we have offered a waiver of development fees for new sites, in addition to lower royalty rates or a development loan, to franchisees who open restaurants within a specified time frame.
As a general matter, when we sell a company-operated restaurant to a franchisee, the sale has included the restaurant equipment and the right to do business at that location for a specified term. The aggregate price has been based upon the value of the restaurant as a going concern, which depends on various factors, including the historical sales and cash flows of the restaurant, as well as its location. In addition, the land and building are generally leased or subleased to the franchisee at a negotiated rent, typically equal to the greater of a minimum base rent or a percentage of gross sales. The franchisee is usually required to pay property taxes, insurance, and ancillary costs, and was responsible for maintaining the restaurant.
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
Managers of company-operated restaurant are supervised by district managers, who are overseen by directors of operations, who report to the vice president of company operations. Under our performance system, the vice president is eligible for annual incentive compensation based on achievement of goals related to company-wide performance and restaurant level margin. Directors are eligible for an annual incentive compensation based on achievement of goals related to the sales and profit of their assigned region, and a company-wide performance goal. District managers and restaurant managers are eligible for quarterly incentives based on growth in restaurant sales and profit and certain other operational performance standards.
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
Customer Satisfaction
Company-operated and franchise-operated restaurants devote significant resources toward offering quality food and excellent service at all of our restaurants. One tool we have used to help us maintain a high level of customer satisfaction is our Voice of Guest program, which provides restaurant managers, district managers, and franchise operators with ongoing feedback from guests who complete a short satisfaction survey via an invitation typically provided on the register receipt. In these surveys, guests rate their satisfaction with key elements of their restaurant experience, including friendliness, food quality, cleanliness, speed of service, and order accuracy. In 2019, the Jack in the Box system received approximately 1.2 million guest survey responses. Our Guest Relations Department receives feedback that guests provide via phone and our website and communicates that feedback to restaurant managers and franchise operators. We also collect and respond to guest feedback through social media, restaurant reviews and other feedback sources.
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

Supply Chain
All of our company-operated restaurants and franchisees have a long-term contract with a third-party distributor. Under this contract, the distributor will provide distribution services to our Jack in the Box restaurants through August 2022 through seven distribution centers in the continental United States.
The primary commodities purchased by our restaurants are beef, poultry, pork, cheese, and produce. We monitor and purchase commodities in order to minimize the impact of fluctuations in price and supply. Contracts are entered into and commodity market positions may be secured when we consider them to be advantageous. However, certain commodities remain subject to price fluctuations. Most, if not all essential food and beverage products are available or can be made available upon short notice from alternative qualified suppliers.
Information Systems
At our corporate support center, we have financial accounting systems, human resources and payroll systems, and a communications and network infrastructure that supports corporate functions. Our restaurant software allows for daily polling of sales, inventory, and other data from the restaurants directly. Our company restaurants and traditional-site franchise restaurants use standardized Windows-based touch screen point-of-sale (“POS”) platforms. These platforms allow the restaurants to accept cash, credit cards, and our re-loadable gift cards. The single POS system for all restaurants helps franchisees and brand managers adapt more quickly to meet consumer demands and introduce new products, pricing, promotions, and technologies such as the Jack in the Box mobile app, third party delivery, or any other business-driving initiative while maintaining a secure, PCI compliant payment system.
We have business intelligence systems that provide us with visibility to the key metrics in the operation of company and franchise restaurants. These systems play an integral role in enabling us to accumulate and analyze market information. Our company restaurants use labor scheduling systems to assist managers in managing labor hours based on forecasted sales volumes. We also have inventory management systems that enable timely and accurate deliveries of food and packaging to our restaurants. To support order accuracy and speed of service, our drive-thru restaurants use order confirmation screens.
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
Employees
At September 29, 2019, we had approximately 5,200 employees, of whom 4,820 were restaurant employees, 340 were corporate personnel, and 40 were field management. Employees are paid on an hourly basis, except certain restaurant and operations management, and corporate personnel. We employ both full- and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations. We have not experienced any significant work stoppages, and we support our employees, including part-time workers, by offering industry competitive wages and benefits.
Executive Officers
The following table sets forth the name, age, position and years with the Company of each person who is an executive officer of Jack in the Box Inc. as of September 29, 2019:

Name	Age	Positions	Years with the Company
Leonard A. Comma	50	Chairman of the Board and Chief Executive Officer	18
Mark H. Blankenship, Ph.D.	58	Executive Vice President, Chief of Staff and Strategy	22
Phillip H. Rudolph	61	Executive Vice President, Chief Legal and Risk Officer and Corporate Secretary	12
Lance Tucker	50	Executive Vice President and Chief Financial Officer	2
Paul D. Melancon	63	Senior Vice President of Finance, Controller and Treasurer	14
Melissa Corrigan, Ph.D.	49	Vice President and Chief Human Resources Officer	22
Vanessa C. Fox	46	Vice President, Chief Development Officer	22
Dean C. Gordon	57	Vice President, Chief Supply Chain Officer	10
Drew T. Martin	55	Vice President, Chief Information Officer	3
Marcus D. Tom	62	Vice President and Chief Operating Officer	2

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
Dr. Blankenship has been Executive Vice President, Chief of Staff and Strategy since October 2018. From November 2013 through October 2018 he served as Executive Vice President, Chief People, Culture and Corporate Strategy Officer. He was previously Senior Vice President and Chief Administrative Officer from October 2010 to November 2013, Vice President, Human Resources and Operational Services from October 2005 to October 2010, and Division Vice President, Human Resources from October 2001 to September 2005. Dr. Blankenship has 22 years of experience with the Company in various human resource and training positions. As the Company announced in September 2019, Dr. Blankenship is expected to leave the Company in January 2020.
Mr. Rudolph has been Chief Legal and Risk Officer since October 2014, Executive Vice President since February 2010, and Corporate Secretary since November 2007. Before becoming Chief Legal and Risk Officer, he was General Counsel since November 2007. Prior to joining the Company, Mr. Rudolph was Vice President and General Counsel for Ethical Leadership Group. He was previously a partner in the Washington, D.C. office of Foley Hoag, LLP, and a Vice President at McDonald’s Corporation where, among other roles, he served as U.S. and International General Counsel. Before joining McDonald’s, Mr. Rudolph spent 15 years with the law firm of Gibson, Dunn & Crutcher, LLP, the last six of which he spent as a litigation partner in the firm’s Washington, D.C. office. Mr. Rudolph has more than 35 years of legal experience. As the Company announced in September 2019, Mr. Rudolph is expected to leave the Company in February 2020.
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
Mr. Melancon has been Senior Vice President of Finance, Controller and Treasurer since November 2013. He was previously Vice President of Finance, Controller and Treasurer from September 2008 to November 2013 and Vice President and Controller from July 2005 to September 2008. Before joining the Company, Mr. Melancon held senior financial positions at several major companies, including Guess?, Inc., Hyper Entertainment, Inc. (a subsidiary of Sony Corporation of America) and Sears, Roebuck and Co. Mr. Melancon has more than 35 years of experience in accounting and finance, including 11 years with Price Waterhouse. As the Company announced in September 2019, Mr. Melancon is expected to leave the Company in January 2020.
Dr. Corrigan has been Vice President and Chief Human Resources Officer since November 2018. She previously served as its Vice President of Human Resources and Total Rewards from 2015 to 2018. Dr. Corrigan was Vice President of Human Resources from 2013 to 2015, and she was Director of Human Resources from 2011 to 2013. She previously held several positions of increasing responsibility in Learning and Development since joining the Company in 1997 as a Training and Development Program Manager and has more than 20 years of experience with the Company in human resources related roles.
Ms. Fox has been Vice President and Chief Development Officer since June 2016. She has overseen development for the Jack in the Box brand since March 2014 (and supervised development at the Company’s two brands, Jack in the Box and Qdoba, from June 2016 until the sale of Qdoba in March 2018). Previously, she held numerous positions for the Jack in the Box brand, including: Division Vice President of Franchise Business Development since September 2013 and Division Vice President of Franchise Sales and Development since June 2011. From February 2011 to June 2011, she was Director of Franchise Business Development, and she previously had the same title in Franchise Sales since October 2010. Ms. Fox served in other capacities since joining the Company in 1997. Before joining Jack in the Box Inc., she was a licensed real estate agent and worked for several companies in the residential real estate industry. Ms. Fox has 27 years of real estate and development experience.

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

Trademarks and Service Marks
The JACK IN THE BOX® name and logos are of material importance to us and are registered trademarks and service marks in the United States and elsewhere. In addition, we have registered or applied to register numerous service marks and trade names for use in our businesses, including the Jack in the Box design marks and various product names and designs.
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
Each restaurant competes directly and indirectly with a large number of national and regional restaurant chains, some of which have significantly greater financial resources, as well as with locally-owned or independent restaurants in the quick-service and the fast-casual segments, and with other consumer options including grocery and specialty stores, catering, and delivery services. In selling franchises, we compete with many other restaurant franchisors and franchisors generally, some of whom have substantially greater financial resources than we do.
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
We are subject to the federal Fair Labor Standards Act and various state laws governing such matters as minimum wages, exempt status classification, overtime, breaks and other working conditions for company employees. Our franchisees are subject to these same laws. Many of our food service personnel are paid at rates set in relation to the federal and state minimum wage laws and, accordingly, changes in the minimum wage requirements may increase labor costs for us and our franchisees. Federal and state laws may also require us to provide paid and unpaid leave, or healthcare or other employee benefits to our employees, which could result in significant additional expense to us and our franchisees. We are also subject to federal immigration laws requiring compliance with work authorization documentation and verification procedures.
We are subject to certain guidelines under the Americans with Disabilities Act of 1990 and various state codes and regulations, which require restaurants and our brand to provide full and equal access to persons with physical disabilities.
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
Changes in customer preferences, demographic trends, and the number, type, and location of competing restaurants have great impact in the restaurant industry. Our sales and the revenue that we receive from franchisees could be impacted by changes in customer preferences related to dietary concerns, such as preferences regarding calories, sodium content, carbohydrates, fat, additives, and sourcing, or in response to environmental and animal welfare concerns. Such preference changes could result in customers favoring other foods to the exclusion of our menu items. If we fail to adapt to changes in customer preferences and trends, we may lose customers and our sales and the rents, royalties and marketing fees we receive from franchisees may deteriorate.
Changes in consumer confidence and declines in general economic conditions could negatively impact our financial results.
The restaurant industry depends on consumer discretionary spending. We are impacted by consumer confidence, which is, in turn, influenced by general economic conditions and discretionary income levels. A material decline in consumer confidence or a decline in family “food away from home” spending could cause our financial results to decline. If economic conditions worsen, customer traffic could be adversely impacted if our customers choose to dine out less frequently or reduce the amount they spend on meals while dining out, which could cause our company and our franchised average restaurant sales to decline. An economic downturn may be caused by a variety of factors, such as macro-economic changes, increased unemployment rates, increased taxes, interest rates, or other changes in government fiscal policy. High gasoline prices, increased healthcare costs, declining home prices, and political unrest, foreign or domestic, may potentially contribute to an economic downturn, as may regional or local events, including natural disasters or local regulation. The impact of these factors may be exacerbated by the geographic profile of our brand. Specifically, nearly 70% of our restaurants are located in the states of California and Texas. Economic conditions, state and local laws, or government regulations affecting those states may therefore more greatly impact our results than would similar occurrences in other locations.
In addition, if economic conditions deteriorate or are uncertain for a prolonged period of time, or if our operating results decline unexpectedly, we may be required to record impairment charges, which will negatively impact our results of operations for the periods in which they are recorded. Due to the foregoing or other factors, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for a full fiscal year. These fluctuations may cause our operating results to be below the expectations of public market analysts and investors and may adversely impact our stock price.
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
We seek to manage food and commodity costs, including through extended fixed price contracts, strong category and commodity management, and purchasing fundamentals. However, certain commodities such as beef and pork, which currently represent approximately 18% and 7%, respectively, of our consolidated commodity spend, do not lend themselves to fixed price contracts. We cannot assure you that we will successfully enter into fixed price contracts on a timely basis or on commercially favorable pricing terms. In addition, although our produce contracts contain pre-determined price limits, we are subject to force majeure clauses resulting from weather or acts of God that may result in temporary spikes in costs.
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

Additionally, past reports linking nationwide or regional incidents of food-borne illnesses such as salmonella, E. coli, and listeria to certain products such as produce and proteins, or human-influenced illness such as hepatitis A or norovirus, have resulted in consumers avoiding certain products and restaurant concepts for a period of time. Similarly, reaction to media-influenced reports of avian flu, incidents of “mad cow” disease, or similar concerns have also caused some consumers to avoid products that are, or are suspected of being, affected and could have an adverse effect on the price and availability of affected ingredients. Further, if we react to these problems by changing our menu or other key aspects of the brand experience, we may lose customers who do not accept those changes, and we may not be able to attract enough new customers to generate sufficient revenue to make our restaurants profitable.
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
Our business could be adversely affected by increased labor costs.
Labor is a primary component of our operating costs. Increased labor costs due to factors such as competition for workers, labor market pressures, increased minimum wage requirements, paid sick leave or vacation accrual mandates, or other legal or regulatory changes, such as predictive scheduling, may adversely impact operating costs for us and our franchisees. Additional taxes or requirements to incur additional employee benefit costs, including the requirements of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) or any new or replacement healthcare requirements, could also adversely impact our operating costs. Moreover, if restaurant managers do not schedule our restaurant crews efficiently, our restaurants may be overstaffed at some times, which adversely impacts our labor costs as a percentage of sales, decreasing our operating margins.
The enactment of additional state or local minimum wage increases above federal wage rates or regulations related to non-exempt employees has increased and could continue to increase labor costs for employees across our system-wide operations, especially considering our concentration of restaurants in California.

Inability to attract, train and retain top-performing personnel could adversely impact our financial results or business.
We believe that our continued success will depend, in part, on our ability to attract and retain the services of skilled personnel, from our senior management to our restaurant employees. The loss of the services of, or our inability to attract and retain, such personnel could have a material adverse effect on our business. We believe good managers and crew are a key part of our success, and we devote significant resources to recruiting and training our restaurant managers and crew. We aim to reduce turnover among our restaurant crews and managers in an effort to retain top performing employees and better realize our investment in training new employees. Any failure to do so may adversely impact our operating results by increasing training costs and making it more difficult to deliver outstanding customer service, which could have a material adverse effect on our financial results. In addition, we previously announced that key members of executive management will be leaving the Company in early 2020. The loss of these key executives or any additional members of our executive management team or an inability to effectively plan for and implement a succession plan for key management could negatively impact our business.
We may not have the same resources as our competitors for marketing, advertising, and promotion.
Some of our competitors have greater financial resources, which enable them to: invest significantly more than us in advertising, particularly television and radio ads, as well as endorsements and sponsorships; have a presence across more media channels; and support multiple system and regional product launches at one time. Should our competitors increase spending on marketing, advertising, and promotion, or should the cost of advertising increase or our advertising funds decrease for any reason (including reduced sales, implementation of reduced spending strategies, or a decrease in the percentage contribution to the marketing fund for any reason), our results of operations and financial condition may be materially impacted.
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

•	operating cost levels that reduce the demand for, or raise the cost of, developing new restaurants;

•	the challenge of identifying, recruiting, and training qualified franchisees or company restaurant management;

•	the inability to obtain all required permits;

•	changes in laws, regulations, and interpretations, including interpretations of the requirements of the Americans with Disabilities Act;

•	unique regulations or challenges applicable to operating in non-traditional locations, such as airports, and military or government facilities; and

•	general economic and business conditions.
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
As of September 29, 2019, approximately 94% of our operating restaurant properties were franchised restaurants; therefore, our success increasingly relies on the financial success and cooperation of our franchisees, yet we have limited influence over their operations. Our income arises from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, sales from our remaining Company-operated restaurants. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. If our franchisees do not experience sales growth, our revenues and margins could be negatively affected as a result. Also, if sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures, or delayed or reduced payments to us. Our refranchising strategy has increased that dependence and the potential effect of those factors.

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
Our ownership mix also affects our results and financial condition. With an increase in the proportion of Jack in the Box franchised restaurants, the percentage of our revenues derived from royalties and rents at franchise restaurants has increased as has the risk that earnings could be negatively impacted by defaults in the payment of royalties and rents. The decision to own restaurants or to operate under franchise agreements is driven by many factors whose interrelationship is complex and changing. Our ability to achieve the benefits of our strategy, of owning a significant higher percentage of franchised restaurants and less company owned restaurants, depends on various factors. Those factors include whether we have effectively selected franchisees that meet our rigorous standards, and whether their performance and the resulting ownership mix supports our brand and financial objectives.
We are subject to financial and regulatory risks associated with our owned and leased properties and real estate development projects.
We own or lease the real properties on which most of our restaurants are located and lease or sublease to the franchisee a majority of our franchised restaurant sites. While we have announced our plan to sell our principal executive offices and consolidate our headquarters into our Innovation Center, we currently still own our principal executives offices and expect to continue to own our Innovation Center and approximately four acres of undeveloped land directly adjacent to the Innovation Center. We have engaged and continue to engage in real estate development projects. As is the case with any owner or operator of real property, we are subject to eminent domain proceedings that can impact the value of investments we have made in real property, and we are subject to other potential liabilities, cost and damages arising out of owning, operating, leasing, or otherwise having interests in real property.
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
We are continuously seeking the most cost-effective means and structure to serve our customers, protect our shareholders, and respond to changes in our markets. Over the past several years, we have refranchised a substantial portion of our Jack in the Box restaurants and during 2018 completed the sale of our Qdoba brand. Consistent with these changes, we engaged in restructuring the remaining organization in an effort to reduce overhead costs.  As a result, we incurred significant restructuring costs and additional restructuring costs could be incurred, which may vary significantly from year to year depending on the scope of such activities. Such restructuring costs and expenses could adversely impact our financial results.
Moreover, as we continue with those cost saving initiatives, the existing risks we face in our business may be intensified.  These also depend upon a variety of factors, including our ability to achieve efficiencies. If these various initiatives are not successful, take longer to complete than initially projected, or are not well executed, or if our cost reduction efforts adversely impact our effectiveness, our business operations, financial results, and results of operations could be adversely affected.
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
A material failure or interruption of service, or a breach in the security of our computer systems caused by malware, ransomware or other attack, could cause reduced efficiency in operations, or other business interruptions; could negatively impact delivery of food to restaurants, or financial functions such as vendor payment, employee payroll, franchise operations reporting, or our ability to receive customer payments through our POS or other systems, or could result in the loss or misappropriation of customer or employee data. Such events could negatively impact cash flows or require significant capital investment to rectify; result in damage to our business or reputation or loss of consumer or employee confidence; and lead to potential costs, fines and litigation. These risks may be magnified by increased and changing regulations. The costs of compliance and risk mitigation planning, including increased investment in technology or personnel in order to protect valuable business or consumer information, have increased significantly in recent years, and may also negatively impact our financial results.
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

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, the Company’s stockholders could lose confidence in our financial results, which could harm our business and the value of the Company’s common shares.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. During the fourth quarter of fiscal 2019, management identified a material weakness in internal control related to ineffective information technology general controls (ITGCs) as further disclosed in Part II, Item 9A.  As a result, management concluded that our internal control over financial reporting was not effective as of the end of our fiscal year 2019.  We are implementing remedial measures and, while there can be no assurance that our efforts will be successful, we plan to remediate the material weakness during fiscal 2020.  We cannot be certain that we will be successful in maintaining adequate internal controls over our financial reporting and financial processes in the future. We may in the future discover areas of our internal controls that need improvement. Furthermore, to the extent our business grows or significantly changes, our internal controls may become more complex, and we would require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of the Company’s common stock. Additionally, the existence of any material weakness may require management to devote significant time and incur significant expense to remediate any such material weaknesses and management may not be able to remediate any such material weaknesses in a timely manner.
We may not be able to adequately protect our intellectual property, which could harm the value of our brand and adversely affect our business.
Our ability to successfully implement our business strategy depends, in part, on our ability to further build brand recognition using our trademarks, service marks, trade dress, and other proprietary intellectual property, including our name and logos, our strategy, and the ambiance of our restaurants. If our efforts to protect our intellectual property are inadequate, or if any third party misappropriates or infringes our intellectual property, either in print or on the Internet or a social media platform, the value of our brand may be harmed, which could have a material adverse effect on our business and might prevent our brand from achieving or maintaining market acceptance.
We franchise our brand to various franchisees. While we try to ensure that the quality of our brand is maintained by all franchisees, we cannot assure that all franchisees will uphold brand standards so as not to harm the value of our intellectual property or our reputation.
Jack in the Box may be subject to risk associated with disagreements with key stakeholders, such as franchisees.
In addition to its shareholders, Jack in the Box has several key stakeholders, including its independent franchise operators. Third parties such as franchisees are not subject to the control of the Company and may take actions or behave in ways that are adverse to the Company. Because the ultimate interests of franchisees and the Company are largely aligned around maximizing restaurant profits, the Company does not believe that any areas of disagreement between the company and franchisees are likely to create material risk to the Company or its shareholders. Nevertheless, it is possible that conflict and disagreements with these or other critical stakeholders could distract management or otherwise have a material adverse effect on the Company’s business.

The securitized debt instruments issued by certain of our wholly-owned subsidiaries have restrictive terms, and any failure to comply with such terms could result in default, which could harm the value of our brand and adversely affect our business.
The Series 2019-1 Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Series 2019-1 Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Series 2019-1 Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Series 2019-1 Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to record keeping, access to information and similar matters. The Series 2019-1 Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Series 2019-1 Class A-2 Notes on the applicable scheduled maturity date. The Series 2019-1 Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Series 2019-1 Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.
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
Under the Indenture, the Master Issuer has $1.3 billion of outstanding debt as of September 29, 2019. Additionally, the Master Issuer has the ability to borrow amounts from time to time on a revolving basis, up to an aggregate principal amount of $150.0 million pursuant to the Series 2019-1 Class A-1 Notes.
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

•	our ability to operate our business and our ability to repurchase stock or pay cash dividends to our stockholders may be restricted by the financial and other covenants set forth in the Indenture.

•	our ability to withstand competitive pressures may be decreased; and

•	our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory, and economic conditions.
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
The Indenture and the management agreement entered into between certain of our subsidiaries and the Indenture trustee (the “Management Agreement”) contain various covenants that limit our and our subsidiaries’ ability to engage in specified types of transactions. For example, the Indenture and the Management Agreement contain covenants that, among other things, restrict, subject to certain exceptions, the ability of certain subsidiaries to:

•	incur or guarantee additional indebtedness;

•	sell certain assets;

•	alter the business conducted by our subsidiaries;

•	create or incur liens on certain assets; or

•	consolidate, merge, sell or otherwise dispose of all or substantially all of the assets held within the securitization entities.
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
We are subject to complaints or litigation brought by current or former employees, customers, current or former franchisees, vendors, landlords, shareholders, competitors, government agencies, or others. We assess contingencies to determine the degree of probability and range of possible losses for potential accrual in our financial statements. An estimated loss contingency is accrued if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Because lawsuits are inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. However, the amount of ultimate loss may differ from these estimates. A judgment that is not covered by insurance or that is significantly in excess of our insurance coverage for any claims could materially adversely affect our financial results. In addition, regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend, and may divert management’s attention away from our operations and hurt our performance. Further, adverse publicity resulting from claims against us or our franchisees may harm our business or that of our franchisees.
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
Increasing regulatory and legal complexity may adversely affect restaurant operations and our financial results.
Our regulatory environment exposes us to complex compliance and similar risks that could affect our operations and results in material ways. In many of our markets, we are subject to increasing regulation, which has increased our cost of doing business. We are affected by the cost, compliance and other risks associated with the often conflicting and highly prescriptive regulations, including where inconsistent standards imposed by multiple governmental authorities can adversely affect our business and increase our exposure to litigation or governmental investigations or proceedings.

Our success depends in part on our ability to manage the impact of new, potential or changing regulations that can affect our business plans and operations. These include regulations affecting product packaging, marketing, the nutritional content and safety of our food and other products, labeling and other disclosure practices. Compliance efforts with those regulations may be affected by the need to comply with different, potentially conflicting laws in different jurisdictions, and the need to rely on the accuracy and completeness of information from third-party suppliers (particularly given varying requirements and practices for testing and disclosure).
Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. For example, a recently-enacted law in California purports to codify an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status.  Although we would argue that the      law does not change the status of franchisees or their employees, it has been suggested that the law could be read to, for example, make franchisors legally liable for the conduct of franchisee employees.  Acceptance of this or similar arguments by the courts                in California or elsewhere could impact our financial results or affect restaurant operations.
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
From time to time, we may be subject to proposals by stockholders urging us to take certain corporate actions. If activist stockholder activities ensue, our business could be adversely affected because responding to proxy contests and reacting to other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. For example, we may be required to retain the services of various professionals to advise us on activist stockholder matters, including legal, financial, and communications advisers, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, employees, and joint venture partners, and cause our stock price to experience periods of volatility or stagnation.

Risks Related to Government Regulations
Governmental regulation, including in one or more of the following areas, may adversely affect our existing and future operations and results, including by harming our ability to profitably operate our restaurants.
Americans with Disabilities Act and Similar State Laws
We are subject to the Americans with Disabilities Act (“ADA”) and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations, and other areas. The expenses associated with any modifications we may be required to undertake with respect to our restaurants or services, or any damages, legal fees, and costs associated with litigating or resolving claims under the ADA or similar state laws, could be material.
Food Regulation
The Food Safety Modernization Act signed into law in January 2011, granted the FDA new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are not directly implicated by these requirements, our suppliers may initiate or otherwise be subject to food recalls or other consequences impacting the availability of certain products, which could result in adverse publicity, or require us to take actions that could be costly for us or otherwise impact our business and financial results.
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

States in which we operate may adopt new immigration laws or enforcement programs, and the U.S. Congress and the Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations, or enforcement programs. Such changes and enforcement programs may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. All of our Company employees currently participate in the “E-Verify” program, an Internet-based, free program run by the United States government to verify employment eligibility. However, use of the “E-Verify” program does not guarantee that we will successfully identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our employees or our franchisees’ employees are found to be unauthorized, we could experience adverse publicity that negatively impacts our brand and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who are found to be unauthorized workers may disrupt operations, cause temporary increases in labor costs to train new employees, and result in additional adverse publicity. We could also become subject to fines, penalties, and other costs related to claims that we did not fully comply with all record keeping obligations of federal and state immigration compliance laws. These factors could materially adversely affect our financial results.
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

•
labor and employment, including minimum wage adjustments, overtime, working conditions, employment eligibility and documentation, sick leave, and other employee benefit and fringe benefit requirements, and changing judicial, administrative, or regulatory interpretations of federal or state labor laws;

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
Changes in government regulation and consumer eating habits may impact the ingredients and nutritional content of our menu offerings, or require us to disclose the nutritional content of our menu offerings. For example, a number of states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. Furthermore, the Affordable Care Act requires chain restaurants to publish calorie information on their menus and menu boards. These and other requirements may increase our expenses, slow customers’ ordering process, or negatively influence the demand for our offerings; all of which can impact sales and profitability.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The following table sets forth information regarding our operating restaurant properties as of September 29, 2019:

	Company- Operated	Franchise	Total
Company-owned restaurant buildings:
On company-owned land	9	200	209
On leased land	54	581	635
Subtotal	63	781	844
Company-leased restaurant buildings on leased land	74	1,054	1,128
Franchise directly-owned or directly-leased restaurant buildings	—	271	271
Total restaurant buildings	137	2,106	2,243

Our restaurant leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance, and other expenses. In addition, approximately 14% of our leases provide for contingent rental payments between 1% and 15% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates. The remaining terms of ground leases range from less than one year to 49 years, including optional renewal periods. The remaining lease terms of our other leases range from less than one year to 56 years, including optional renewal periods.
As of September 29, 2019, our restaurant leases had initial terms expiring as follows:

	Number of Restaurants
Fiscal Year	Ground Leases	Land and Building Leases
2020 – 2024	381	697
2025 – 2029	198	270
2030 – 2034	40	135
2035 and later	16	26
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
Market Information.  Our common stock is traded on the NASDAQ Global Select Market under the symbol “JACK.” The following table sets forth the high and low sales prices for our common stock during the fiscal quarters indicated, as reported on the NASDAQ Composite:

	12 Weeks Ended			16 Weeks Ended
	September 29, 2019	July 7, 2019	April 14, 2019	January 20, 2019
High	$91.30	$87.84	$85.32	$90.49
Low	$70.77	$75.80	$75.80	$74.19
	12 Weeks Ended			16 Weeks Ended
	September 30, 2018	July 8, 2018	April 15, 2018	January 21, 2018
High	$93.98	$92.46	$95.99	$108.55
Low	$81.87	$79.23	$79.30	$90.59
Dividends.  In fiscal 2019 and 2018, the Board of Directors declared four cash dividends of $0.40 per share each. Our dividend is subject to the discretion and approval of our Board of Directors and our compliance with applicable law, and depends upon, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, and other factors that our Board of Directors may deem relevant.
Stock Repurchases. During fiscal 2019, we repurchased 1.4 million shares of our common stock at an aggregate cost of $125.3 million during the fourth quarter. As of September 29, 2019, there was approximately $175.7 million remaining under the Board-authorized stock-buyback program, which expires in November 2020.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced programs	Maximum dollar value that may yet be purchased under these programs
				$301,019,892
July 8, 2019 - August 4, 2019	—	—	—	$301,019,892
August 5, 2019 - September 1, 2019	852,718	$86.95	852,718	$226,917,560
September 2, 2019 - September 29, 2019	582,223	$88.89	582,223	$175,702,860
Total	1,434,941		1,434,941
Stockholders.  As of November 15, 2019, there were 485 stockholders of record.
Securities Authorized for Issuance Under Equity Compensation Plans.  The following table summarizes the equity compensation plans under which Company common stock may be issued as of September 29, 2019. Stockholders of the Company have approved all plans requiring such approval.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	787,141	$89.54	1,821,105
____________________________

(1)
Includes shares issuable in connection with our outstanding stock options, performance share awards, nonvested stock awards and units, and non-management director deferred stock equivalents. The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options.

(2)	For a description of our equity compensation plans, refer to Note 13, Share-Based Employee Compensation, of the notes to the consolidated financial statements.

Performance Graph.  The following graph compares the cumulative return to holders of the Company’s common stock at September 30th of each year to the yearly weighted cumulative return of a Peer Group Index and to the Standard & Poor’s (“S&P”) 500 Index for the same period. The below comparison assumes $100 was invested on September 30, 2014 in the Company’s common stock and in the comparison groups and assumes reinvestment of dividends. The Company paid dividends beginning in fiscal 2014. The Company uses a Peer Group to assess the competitive pay levels of our senior executives, and to evaluate program design elements. In light of the Company becoming a single brand following the sale of Qdoba and with our refranchising strategy now complete, the Compensation Committee of our Board of Directors, in consultation with the Committee’s independent compensation consultant, changed its 2019 Peer Group to include companies that have more comparable metrics to us.

	2014	2015	2016	2017	2018	2019
Jack in the Box Inc.	$100	$114	$145	$156	$131	$145
S&P 500 Index	$100	$99	$115	$136	$160	$167
2018 Peer Group (1)	$100	$118	$102	$98	$131	$162
2019 Peer Group (2)	$100	$118	$105	$105	$141	$163
____________________________

(1)
The 2018 Peer Group Index comprises the following companies: Brinker International, Inc.; Chipotle Mexican Grill Inc.; Cracker Barrel Old Country Store, Inc.; Dine Brands Global Inc.; Domino’s Pizza, Inc.; Papa John's Int'l, Inc.; Sonic Corp.; The Cheesecake Factory Inc.; and The Wendy’s Company.

(2)
The 2019 Peer Group Index comprises the following companies: BJ’s Restaurants, Inc.; Bloomin’ Brands, Inc.; Brinker International, Inc.; Chipotle Mexican Grill Inc.; Cracker Barrel Old Country Store, Inc.; Denny’s Corp.; Dine Brands Global Inc.; Domino’s Pizza, Inc.; Dunkin’ Brands Group, Inc.; Papa John's Int'l, Inc.; Red Robin Gourmet Burgers, Inc.; The Cheesecake Factory Inc.; Texas Roadhouse, Inc.; and The Wendy’s Company.

ITEM 6.	SELECTED FINANCIAL DATA
Our fiscal year is 52 or 53 weeks, ending the Sunday closest to September 30. All years presented below include 52-weeks, except for 2016, which includes 53-weeks. The selected financial data reflects Qdoba Restaurant Corporation as discontinued operations for all fiscal years presented below. This selected financial data should be read in conjunction with our audited consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K. Our consolidated financial information may not be indicative of our future performance.

	Fiscal Year
	2019	2018	2017	2016	2015
	(dollars and shares in thousands, except per share data)
Statements of Earnings Data (1):
Total revenues (2)	$950,107	$869,690	$1,097,291	$1,162,258	$1,145,176
Operating costs and expenses (2), (3)	$749,250	$682,407	$889,912	$971,995	$990,178
(Gains) losses on the sale of company-operated restaurants	(1,366)	(46,164)	(38,034)	(1,230)	3,139
Total operating costs and expenses, net (2), (3)	$747,884	$636,243	$851,878	$970,765	$993,317
Earnings from continuing operations	$91,747	$104,339	$128,573	$106,473	$88,001
Earnings per Share and Share Data:
Earnings per share from continuing operations (1):
Basic	$3.55	$3.66	$4.20	$3.16	$2.34
Diluted	$3.52	$3.62	$4.16	$3.12	$2.30
Cash dividends declared per common share (1)	$1.60	$1.60	$1.60	$1.20	$1.00
Weighted-average shares outstanding — Basic (1)(4)	25,823	28,499	30,630	33,735	37,587
Weighted-average shares outstanding — Diluted (1)(4)	26,068	28,807	30,914	34,146	38,215
Market price at year-end	$90.45	$83.83	$101.92	$95.94	$79.71
Other Operating Data:
Company-operated average unit volume (6)	$2,465	$2,193	$1,874	$1,870	$1,858
Franchise-operated average unit volume (5)(6)	$1,523	$1,488	$1,475	$1,454	$1,429
System average unit volume (5)(6)	$1,614	$1,553	$1,543	$1,530	$1,510
Change in fiscal basis company-operated same-store sales (5)	1.7%	0.6%	(1.3)%	—%	5.1%
Change in fiscal basis franchise-operated same-store sales (5)	1.3%	0.1%	0.9%	1.6%	7.0%
Change in fiscal basis system same-store sales (5)	1.3%	0.1%	0.5%	1.2%	6.5%
Capital expenditures from continuing operations (1) (7)	$47,649	$37,842	$38,970	$52,761	$57,058
Balance Sheet Data (at end of period) (1):
Total assets	$958,483	$823,397	$1,234,745	$1,345,012	$1,303,979
Long-term debt, net of current maturities	$1,274,374	$1,037,927	$1,079,982	$934,972	$688,579
Stockholders’ (deficit) equity (8)	$(737,584)	$(591,699)	$(388,130)	$(217,206)	$15,953
 ____________________________

(1)	Financial data was extracted or derived from our audited consolidated financial statements.

(2)	Amounts in 2019 include transactions presented gross in our revenues and expenses such as franchise advertising and other services revenue and costs in accordance with ASC 606.

(3)
Amounts in 2019, 2018, and 2017 exclude all non-service cost components of defined benefit expense. Upon our adoption of ASU 2017-07, these amounts have been presented in a separate caption below “Earnings from operations.”

(4)	Weighted-average shares reflect the impact of common stock repurchases under Board-approved programs.

(5)
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

(6)	2016 average unit volume is adjusted to exclude the 53rd week for comparison purposes.

(7)	Amounts in 2016 and 2015 have been recast to include ‘Purchases of assets intended for sale and leaseback’ to conform to all other periods above.

(8)	In 2016, the Company began to accumulate a stockholders’ deficit related to the execution of our share repurchase programs authorized by our Board of Directors.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
For an understanding of the significant factors that influenced our performance during the fiscal year, we believe our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements and related notes included in this annual report as indexed on page F-1.
Comparisons under this heading refer to the 52-week period ended September 29, 2019 and September 30, 2018 for fiscal years 2019 and 2018 respectively, unless otherwise indicated.
Our MD&A consists of the following sections:

•	Overview — a general description of our business and fiscal 2019 highlights.

•	Financial reporting — a discussion of changes in presentation, if any.

•
Results of operations — an analysis of our consolidated statements of earnings for fiscal 2019 compared to fiscal 2018. For a comparison of our results of operations for the fiscal 2018 compared to fiscal 2017 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, filed with the SEC on November 21, 2018.

•
Liquidity and capital resources — an analysis of our cash flows including pension and postretirement health contributions, capital expenditures, sale of company-operated restaurants, franchise tenant improvement allowance distributions, long-term debt activities, share repurchase activity, dividends, known trends that may impact liquidity, and the impact of inflation, if applicable.

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

•
Adjusted EBITDA, which represents net earnings on a generally accepted accounting principles (“GAAP”) basis excluding gains or losses from discontinued operations, income taxes, interest expense, net, gains on the sale of company-operated restaurants, impairment and other charges, net, depreciation and amortization, and the amortization of tenant improvement allowances and other. We are presenting Adjusted EBITDA because we believe that it provides a meaningful supplement to net earnings of the Company's core business operating results, as well as a comparison to those of other similar companies. Management believes that Adjusted EBITDA, when viewed with the Company's results of operations in accordance with GAAP and the accompanying reconciliations within MD&A, provides useful information about operating performance and period-over-period change, and provides additional information that is useful for evaluating the operating performance of the Company's core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA permits investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.

Same-store sales, system restaurant sales, franchised restaurant sales, AUVs, and Adjusted EBITDA are not measurements determined in accordance with GAAP and should not be considered in isolation, or as an alternative to earnings from operations, or other similarly titled measures of other companies.

OVERVIEW
As of September 29, 2019, we operated and franchised 2,243 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam.
We derive revenue from retail sales at Jack in the Box company-operated restaurants and rental revenue, royalties (based upon a percent of sales), franchise fees and contributions for advertising and other services from franchise restaurants. In addition, we recognize gains or losses from the sale of company-operated restaurants to franchisees, which are included as a line item within operating costs and expenses, net, in the accompanying consolidated statements of earnings.
The following summarizes the most significant events occurring in fiscal 2019, and certain trends compared to the prior year:

•
Same-Store and System Sales — System same-store sales increased 1.3%, and system sales increased $38.6 million, or 1.1%, compared with a year ago. Menu price increases and favorable product mix more than offset a decrease in traffic at both company-operated and franchise-operated restaurants.

•	Company Restaurant Operations — Company restaurant costs as a percentage of company restaurant sales increased to 73.8% from 73.6% in the prior year primarily due to higher labor costs.

•	Franchise Operations — Excluding the impacts of the adoption of ASC 606 further described below, franchise costs as a percentage of franchise revenues were largely flat compared to prior year.

•
Securitized Refinancing Transaction — On July 8, 2019, we completed a refinancing of our existing senior credit facility with a new securitized financing facility, comprised of $1.3 billion of senior fixed-rate term notes and $150.0 million of variable funding notes.

•
Return of Cash to Shareholders — We returned cash to shareholders in the form of share repurchases and quarterly cash dividends. We repurchased 1.4 million shares of our common stock at an average price of $87.33 per share, totaling $125.3 million, including the cost of brokerage fees. We also declared dividends of $1.60 per share totaling $41.4 million.

•
Restructuring Costs — In 2019, we have continued with our plan to reduce our general and administrative costs by revamping our organization and cost structures. Additionally, in the first quarter of fiscal 2019, we undertook an evaluation of strategic alternatives for the Company (the “Strategic Alternatives Evaluation”) which was concluded on in the third quarter of fiscal 2019. In connection with these activities, we have recorded $8.5 million of restructuring charges, which includes $7.2 million related to severance costs, and $1.3 million related to strategic alternatives. These costs are included in “Impairment and other charges, net,” in the accompanying consolidated statements of earnings.

•	Adjusted EBITDA — Adjusted EBITDA increased in 2019 to $269.0 million from $264.2 million in 2018.
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

•
Franchise contributions for advertising and other services are reflected on a gross basis in 2019 compared to a net basis in 2018. Newly created captions “Franchise contributions for advertising and other services” and “Franchise advertising and other services expenses” include the gross-up of respective revenues and expenses; however, the 2018 results have not been restated to conform to current year presentation.

RESULTS OF OPERATIONS FOR FISCAL 2019 AND 2018
The following table presents certain income and expense items included in our consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.

	Fiscal Year
	2019	2018
Revenues:
Company restaurant sales	35.4%	51.5%
Franchise rental revenues	28.7%	29.8%
Franchise royalties and other	17.9%	18.7%
Franchise contributions for advertising and other services	18.0%	—%
Total revenues	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging (1)	29.0%	28.8%
Payroll and employee benefits (1)	29.7%	28.8%
Occupancy and other (1)	15.0%	16.0%
Total company restaurant costs (excluding depreciation and amortization) (1)	73.8%	73.6%
Franchise occupancy expenses (excluding depreciation and amortization) (2)	61.1%	61.1%
Franchise support and other costs (3)	7.1%	7.1%
Franchise advertising and other services expenses (4)	104.3%	—%
Selling, general and administrative expenses	8.0%	12.1%
Depreciation and amortization	5.8%	6.8%
Impairment and other charges, net	1.3%	2.1%
Gains on the sale of company-operated restaurants	(0.1)%	(5.3)%
Earnings from operations	21.3%	26.8%
Income tax rate (5)	20.8%	43.9%
  ____________________________

(1)	As a percentage of company restaurant sales.

(2)	As a percentage of franchise rental revenues.

(3)	As a percentage of franchise royalties and other.

(4)	As a percentage of franchise contributions for advertising and other services.

(5)	As a percentage of earnings from continuing operations and before income taxes.
The following table summarizes changes in same-store sales for company-owned, franchised, and system-wide restaurants:

	2019	2018
Company	1.7%	0.6%
Franchise	1.3%	0.1%
System	1.3%	0.1%
The following table summarizes the changes in the number and mix of company and franchise restaurants in each fiscal year:

	2019			2018
	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	137	2,100	2,237	276	1,975	2,251
New	—	19	19	1	11	12
Refranchised	—	—	—	(135)	135	—
Closed	—	(13)	(13)	(5)	(21)	(26)
End of year	137	2,106	2,243	137	2,100	2,237
% of system	6%	94%	100%	6%	94%	100%

The following table summarizes the restaurant sales for company-owned, franchised, and total system-wide restaurants (in thousands):

	2019	2018
Company-owned restaurant sales	$336,807	$448,058
Franchised restaurant sales (1)	3,167,920	3,018,067
System sales (1)	$3,504,727	$3,466,125
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

Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):

	2019	2018
Net earnings - GAAP	$94,437	$121,371
Earnings from discontinued operations, net of income taxes	(2,690)	(17,032)
Income taxes	24,025	81,728
Interest expense, net	84,967	45,547
Gains on the sale of company-operated restaurants	(1,366)	(46,164)
Impairment and other charges, net	12,455	18,418
Depreciation and amortization	55,181	59,422
Amortization of franchise tenant improvement allowances and other	1,983	862
Adjusted EBITDA - Non-GAAP	$268,992	$264,152
Company Restaurant Operations
The following table presents company restaurant sales, costs, and restaurant costs as a percentage of the related sales in each fiscal year. Percentages may not add due to rounding (dollars in thousands):

	2019		2018
Company restaurant sales	$336,807		$448,058
Company restaurant costs:
Food and packaging	97,699	29.0%	128,947	28.8%
Payroll and employee benefits	100,158	29.7%	129,089	28.8%
Occupancy and other	50,613	15.0%	71,803	16.0%
Total company restaurant costs	$248,470	73.8%	$329,839	73.6%
Company restaurant sales decreased $111.3 million in 2019 as compared with the prior year. In 2019, the decrease was primarily driven by a decrease in the average number of company restaurants resulting from the execution of our refranchising strategy and, to a lesser extent, a decrease in traffic, which was more than offset by menu price increases and favorable changes in product mix. The following table presents the approximate impact of these (decreases) increases on company restaurant sales (in millions):

2019 vs. 2018
Decrease in the average number of restaurants	$(117.0)
AUV increase	5.7
Total decrease in company restaurant sales	$(111.3)

Same-store sales at company-operated restaurants increased 1.7% in 2019 compared with 2018 primarily due to menu price increases and favorable product mix, partially offset by a decline in transactions. The following table summarizes the increases (decreases) in company-operated same-store sales:

2019 vs. 2018
Transactions	(1.4)%
Average check (1)	3.1%
Change in same-store sales	1.7%
____________________________

(1)	Includes price increases of approximately 2.5% in 2019.
Food and packaging costs as a percentage of company restaurant sales increased to 29.0% in 2019 from 28.8% a year ago due primarily to changes in product mix and higher costs for ingredients, partially offset by menu price increases. Commodity costs increased by approximately 2% compared to a year ago, due to increases across the majority of our ingredient costs.
Payroll and employee benefit costs as a percentage of company restaurant sales increased to 29.7% in 2019 compared with 28.8% a year ago due primarily to higher average wages resulting from wage inflation and a highly competitive labor market, and a change in the mix of restaurants due to refranchising.
Occupancy and other costs decreased $21.2 million in 2019 compared to the prior year primarily driven by a decrease in the average number of restaurants impacting occupancy and other costs by approximately $23.0 million. As a percentage of company restaurant sales, occupancy and other costs decreased to 15.0% from 16.0% a year ago due primarily to refranchising and a decrease in maintenance and repair expenses, partially offset by higher costs for insurance, information technology, and delivery fees at the restaurants we continue to operate.
Franchise Operations
The following table presents franchise revenues and costs in each fiscal year and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	2019	2018
Franchise rental revenues	$272,815	$259,047

Royalties	163,047	155,939
Franchise fees and other	6,764	6,646
Franchise royalties and other	169,811	162,585
Franchise contributions for advertising and other services	170,674	—
Total franchise revenues	$613,300	$421,632

Franchise occupancy expenses (excluding depreciation and amortization)	$166,584	$158,319
Franchise support and other costs	12,110	11,593
Franchise advertising and other services expenses	178,093	—
Total franchise costs	$356,787	$169,912
Franchise costs as a % of total franchise revenues	58.2%	40.3%

Average number of franchise restaurants	2,081	2,028
% increase	2.6%
Franchised restaurant sales	$3,167,920	$3,018,067
Franchise restaurant AUV	$1,523	$1,488
Increase in franchise-operated same-store sales	1.3%	0.1%
Royalties as a percentage of total franchise restaurant sales	5.1%	5.2%
Franchise rental revenues increased $13.8 million, or 5.3%, in 2019 versus a year ago due primarily to an increase in the number of franchised restaurants and, to a lesser extent, an increase in franchise same-store sales. The increase in the number of restaurants leased or subleased from the Company due to our refranchising strategy, contributed additional rental revenues of $12.4 million in 2019.

Franchise royalties and other increased $7.2 million, or 4.4%, in 2019 compared with the prior year due to an increase in the number of franchised restaurants contributing additional royalties of $7.2 million and, to a lesser extent, an increase in franchise same-store sales. These increases were partially offset by $0.8 million related to quarterly franchise sales incentives provided in the current year and recorded as a reduction of franchise royalties. Upon adoption of ASC 606 in 2019, franchise fees are now recognized over the franchise term compared to upfront recognition in the prior year.
In years prior to 2019, franchise contributions for advertising and other services were shown net with the related disbursements within “Selling, general, and administrative expenses” in our consolidated statement of earnings. In the first quarter of 2019, we adopted ASC 606, which requires these revenues and expenses to be presented gross on our consolidated statement of earnings. Excluding this presentation change, franchise costs as a percentage of total franchise revenues in 2019 would have been 40.4%, compared to 58.2% reported under ASC 606. Refer to Note 1, Nature of Operations and Summary of Significant Accounting Policies, for additional information related to the adoption of this new accounting standard.
Franchise occupancy expenses increased $8.3 million in 2019 versus a year ago due primarily to a net increase in the average number of franchise-operated restaurants resulting from our refranchising strategy. Restaurants refranchised in the prior year contributed additional costs of approximately $7.0 million in 2019.
Franchise support and other costs increased $0.5 million due primarily to an increase of $1.3 million in bad debt expense, partially offset by a $0.9 million decrease in costs associated with franchise remodels.
Depreciation and Amortization
Depreciation and amortization decreased $4.2 million in 2019 as compared with the prior year, primarily due to a decrease in equipment depreciation driven by a decrease in the average number of company-operated restaurants resulting from our refranchising activities in 2018. A decline in depreciation resulting from our franchise building assets becoming fully depreciated also contributed to the decrease.
Selling, General and Administrative (“SG&A”) Expenses
The following table presents the increase (decrease) in SG&A expenses in 2019 compared with the prior year (in thousands):

2019 vs. 2018
Advertising	$(9,757)
Technology fees	(5,804)
Insurance	(5,557)
Cash surrender value of COLI policies, net	(3,364)
Region administration	(2,756)
Legal fees	1,558
Other (includes transition services income and savings related to our restructuring plan)	(2,779)
$(28,459)
Advertising costs represent company contributions to our marketing fund and are generally determined as a percentage of company-operated restaurant sales. Advertising costs in 2019 decreased primarily due to a decrease in the number of company-operated restaurants resulting from our refranchising efforts. Additionally, discretionary marketing fund contributions decreased by $4.2 million compared to the prior year.
Upon adoption of ASC 606 in 2019, technology fees and costs are recorded on a gross basis within our consolidated statements of earnings within “Franchise contributions for advertising and other services” and “Franchise advertising and other services expenses.”
Insurance costs decreased in 2019 as compared to 2018 primarily due to favorable development factors related to prior year workers’ compensation and general liability claims.
The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $3.3 million and was not material in 2018.
Region administration costs decreased in 2019 primarily to workforce reductions related to our refranchising efforts.

Impairment and Other Charges, Net
The following table presents the components of impairment and other charges, net, in each fiscal year (in thousands):

	2019	2018
Restructuring costs	$8,455	$10,647
Costs of closed restaurants and other	8,628	4,803
(Gains) losses on disposition of property and equipment, net	(6,244)	1,627
Accelerated depreciation	1,616	1,130
Operating restaurant impairment charges	—	211
	$12,455	$18,418
Restructuring costs decreased by $2.2 million as a result of lower severance expenses, as our general and administrative cost reduction initiative came to its conclusion as planned. Costs of closed restaurants and other increased by $3.8 million, primarily due to a $3.5 million charge recorded in 2019 related to the write-off of software development costs associated with a discontinued technology project. Gains on disposition of property and equipment, net, increased by $7.9 million, primarily due to a $5.7 million gain related to a sale of property and a $0.8 million gain related to an eminent domain transaction in 2019.
Refer to Note 9, Impairment and Other Charges, Net, of the notes to the consolidated financial statements for additional information regarding these charges.
Gains on the Sale of Company-Operated Restaurants
The following table presents the gains on the sale of company-operated restaurants to franchisees, net, in each fiscal year (dollars in thousands):

	2019	2018
Number of restaurants sold to Jack in the Box franchisees	—	135
Gains on the sale of company-operated restaurants	$1,366	$46,164
Gains and losses are impacted by the number of restaurants sold and changes in average gains or losses recognized, which relate to specific sales and cash flows of those restaurants. In 2019, gains on the sale of company-operated restaurants were related to the extension of the underlying franchise and lease agreements from restaurants sold in prior years. Refer to Note 3, Summary of Refranchisings, Franchisee Development and Acquisitions, of the notes to our consolidated financial statements for further information regarding these gains.
Interest Expense, Net
Interest expense, net, is comprised of the following in each fiscal year (in thousands):

	2019	2018
Interest expense	$86,027	$46,525
Interest income	(1,060)	(978)
Interest expense, net	$84,967	$45,547
Interest expense, net, increased $39.4 million in 2019 as compared to a year ago primarily due to a charge of $23.6 million from the early termination of our interest rate swaps, as well as an increase in average interest rates and outstanding borrowings, resulting in higher interest costs of approximately $8.4 million and $3.1 million, respectively. Additionally, as a result of our retirement of our credit facility in 2019, we recorded a $2.8 million loss on early extinguishment of debt, primarily consisting of the write-off of unamortized deferred financing costs. Refer to Note 7, Indebtedness, of the notes to our consolidated financial statements for further information regarding our refinancing transaction.
Income Taxes
Our tax rate for our fiscal year ended September 29, 2019 was impacted by the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law on December 22, 2017. As a fiscal year taxpayer, the corporate federal rate reduction from 35% to 21% was phased in, resulting in a statutory federal tax rate of 24.5% for our fiscal year ended September 30, 2018, and 21.0% for our fiscal year ended September 29, 2019 and subsequent fiscal years.

The income tax provisions reflect effective tax rates of 20.8% and 43.9% of pretax earnings from continuing operations in 2019 and 2018, respectively. In 2019, the major components of the year-over-year change in tax rates were the one-time, non-cash impact of the enactment of the Tax Act in fiscal year 2018, a decrease in the federal statutory tax rate, the impact of the termination of interest rate swap agreements, and the release of a federal tax liability due to expiration of statute of limitations.
Earnings from Discontinued Operations, Net
As described in Note 10, Discontinued Operations, of the notes to our consolidated financial statements, the results of operations from Qdoba have been reported as discontinued operations for all periods presented. Refer to Note 10 for additional information regarding discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available financing in place. On July 8, 2019, we completed a refinancing of our existing senior credit facility with a new securitized financing facility, comprised of $1.3 billion of senior fixed-rate term notes and $150.0 million of variable funding notes as further described below.
We generally reinvest available cash flows from operations to enhance existing restaurants, to reduce debt, to repurchase shares of our common stock, and to pay cash dividends. Our cash requirements consist principally of:

•	working capital;

•	capital expenditures;

•	income tax payments;

•	debt service requirements;

•	franchise tenant improvement allowance distributions; and

•	obligations related to our benefit plans.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our new securitized financing facility including our variable funding notes, will be sufficient to meet our capital expenditure, working capital, and debt service requirements for at least the next twelve months and the foreseeable future.
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
Cash Flows
The table below summarizes our cash flows from continuing operations activities for each of the last two fiscal years (in thousands):

	2019	2018
Total cash provided by (used in) continuing operations:
Operating activities	$168,405	$104,055
Investing activities	(13,819)	65,661
Financing activities	(5,730)	(445,529)
Net increase (decrease) in cash from continuing operations	$148,856	$(275,813)
Operating Activities.  Operating cash flows increased $64.4 million in 2019 compared with 2018 primarily due to favorable changes in working capital of $37.0 million, primarily due to lower income tax payments of $41.3 million, and higher net income adjusted for non-cash items of $27.3 million.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2019, the date of our last actuarial funding valuation for our qualified pension plan, there was no minimum contribution funding requirement. In 2019 and 2018, we contributed $6.2 million and $5.5 million, respectively, to our pension and postretirement plans. We do not anticipate making any contributions to our qualified defined benefit pension plan in fiscal 2020. For additional information, refer to Note 12, Retirement Plans, of the notes to the consolidated financial statements.

Investing Activities.  Cash flows (used in) provided by investing activities changed from a source of $65.7 million in 2018 to a use of $13.8 million in 2019. This change of $79.5 million primarily resulted from a decrease of $62.9 million in cash proceeds from the sale of company-operated restaurants, including repayments of notes issued in connection with 2018 refranchising transactions, and an increase of $9.8 million in capital expenditures.
Capital Expenditures — The composition of capital expenditures in each fiscal year is summarized in the table below (in thousands):

	2019	2018
Restaurants:
Restaurant facility expenditures	$9,202	$17,949
Purchases of assets intended for sale or sale and leaseback	21,660	5,497
New restaurants	1,381	2,088
Other, including information technology	3,597	7,572
	35,840	33,106
Corporate Services:
Information technology	9,405	4,584
Other, including facility improvements	2,404	152
	11,809	4,736

Total capital expenditures	$47,649	$37,842
Our capital expenditure program includes, among other things, restaurant remodeling, information technology enhancements, and investments in new locations and equipment. In 2019, capital expenditures increased by $9.8 million primarily due to an increase of $16.2 million in purchases of assets intended for sale or sale and leaseback, partially offset by a $8.7 million decrease in restaurant capital maintenance and facility improvement spending mainly from a decrease in the average number of company-operated restaurants compared to the prior year. The increase in purchases of assets intended for sale or sale and leaseback was primarily due to the Company’s purchase of a commercial property in Los Angeles, California, on which an existing company restaurant and another retail tenant are located. The purchase price was $17.3 million, and we currently intend to sell the entire property and lease back the parcel on which our company operated restaurant is located within the next 12 months.
We use sale and leaseback financing to lower the initial cash investment in our restaurants to the cost of the equipment, whenever possible. In addition to the purchase described above, during 2019 and 2018 we exercised our right of first refusal related to four and two leased properties, respectively, which we intend to sell and leaseback within the next 12 months. The following table summarizes the cash flow activity related to these transactions in each fiscal year (dollars in thousands):

	2019	2018
Number of restaurants sold and leased back	3	5
Proceeds from sale and leaseback of assets	$4,447	$9,336
Purchases of assets intended for sale or sale and leaseback	$21,660	$5,497
Financing Activities.  Cash used in financing activities decreased $439.8 million in 2019 compared with 2018, primarily due to higher net borrowings of $303.6 million, primarily due to net proceeds of $255.4 million received in our securitized refinancing transaction, and lower stock repurchases of $188.0 million. These cash proceeds were partially offset by a $23.6 million payment upon the termination of our interest rate swap agreements as a result of the retirement of our senior credit facility.
Securitized financing transaction - On July 8, 2019, Jack in the Box Funding, LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly owned indirect subsidiary of the Company, completed its securitization transaction and issued $575.0 million of its Series 2019-1 3.982% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”), $275.0 million of its Series 2019-1 4.476% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes”) and $450.0 million of its Series 2019-1 4.970% Fixed Rate Senior Secured Notes, Class A-2-III (the “Class A-2-III Notes”) and together with the Class A-2-I Notes and the Class A-2-II Notes, (the “Class A-2 Notes”), in an offering exempt from registration under the Securities Act of 1933, as amended.  In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into a revolving financing facility of Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “Variable Funding Notes”), which allows for the drawing of up to $150.0 million under the Variable Funding Notes and the issuance of letters of credit. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.”

The Notes were issued in a privately placed securitization transaction pursuant to which certain of the Company’s revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly owned indirect subsidiaries of the Company that act as Guarantors (as defined below) of the Notes and that have pledged substantially all of their assets, excluding certain real estate assets and subject to certain limitations, to secure the Notes.
The net proceeds of the sale of the Class A-2 Notes were used to retire the Company’s existing senior credit facility and to pay transaction costs related to the transaction. The Company intends to use remaining proceeds for working capital purposes and general corporate purposes, including a return of capital to our equity holders.
Class A-2 Notes - Interest and principal payments on the Class A-2 Notes are payable on a quarterly basis. In general, no principal payments will be required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. As of September 29, 2019, the Company’s actual leverage ratio was under 5.0x; accordingly, no principal payment on the Class A-2 Notes was required. The legal final maturity date of the Class A-2 Notes is in August 2049, but it is expected that, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment dates of the Class A-2-I Notes, the Class A-2-II Notes and the Class A-2-III Notes will be August 2023, August 2026 and August 2029, respectively (the “Anticipated Repayment Dates”). If the Master Issuer has not repaid or refinanced the Class A-2 Notes prior to the respective anticipated repayment date, additional interest will accrue pursuant to the Indenture. The Class A-2 Notes are secured by the collateral described below under “Guarantees and Collateral.”
Variable Funding Notes - The Variable Funding Notes were issued under the Indenture and allow for drawings on a revolving basis and the issuance of letters of credit. Depending on the type of borrowing under the Variable Funding Notes, interest on the Variable Funding Notes will be based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) the lenders’ commercial paper funding rate plus any applicable margin, as set forth in the Variable Funding Note Purchase Agreement. There is a scaled commitment fee on the unused portion of the Variable Funding Notes facility of between 50 and 100 basis points. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to August 2024, subject to two one-year extensions at the option of the Company. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue equal to 5.00% per annum. As of September 29, 2019, $45.6 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. The Variable Funding Notes were undrawn at September 29, 2019.
Guarantees and collateral - Pursuant to the Guarantee and Collateral Agreement, dated July 8, 2019 (the “Guarantee and Collateral Agreement”), among the Guarantors, in favor of the trustee, the Guarantors guarantee the obligations of the Master Issuer under the Indenture and related documents and secure the guarantee by granting a security interest in substantially all of their assets. The Notes are secured by a security interest in substantially all of the assets of the Master Issuer and the Guarantors (collectively, the “Securitization Entities”). The assets of the Securitization Entities include most of the revenue-generating assets of the Company and its subsidiaries, which principally consist of franchise-related agreements, certain company-operated restaurants, intellectual property and license agreements for the use of intellectual property. Upon certain trigger events, mortgages will be required to be prepared and recorded on the real estate assets.
Covenants and restrictions - The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of September 29, 2019, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders, and are restricted in their use. As of September 29, 2019, the Master Issuer had restricted cash of $26.0 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Notes.

Amended credit facility — On May 1, 2019, we entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”). The Fifth Amendment extended the maturity date of both our term loan and revolving credit facility from March 19, 2020 to March 19, 2021. Fees of $1.3 million were paid to third parties in connection with the Fifth Amendment.
Repurchases of Common Stock — During fiscal 2019, we repurchased 1.4 million shares at an aggregate cost of $125.3 million. As of September 29, 2019, there was approximately $175.7 million remaining under a stock buyback program, which expires in November 2020.
Repurchases of common stock included in our consolidated statement of cash flows for fiscal 2019 includes $14.4 million related to repurchase transactions traded in the prior fiscal year that settled in 2019 and excludes $2.0 million that will be settled in 2020. For additional information, refer to Note 14, Stockholders’ Deficit, of the notes to the consolidated financial statements and Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Report.
Dividends — In fiscal 2019 and 2018, the Board of Directors declared four cash dividends of $0.40 per share totaling $41.4 million and $45.7 million, respectively. Future dividends are subject to approval by our Board of Directors.
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
Contractual Obligations and Commitments
The following is a summary of our contractual obligations and commercial commitments as of September 29, 2019 (in thousands):

	Payments Due by Fiscal Year
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual Obligations:
Long-term debt obligations (1)	1,708,916	65,087	115,141	667,245	861,443
Capital lease obligations	3,937	879	1,758	1,260	40
Operating lease obligations	1,094,011	193,313	332,020	205,173	363,505
Purchase commitments (2)	1,906,900	854,100	722,900	308,400	21,500
Benefit obligations (3)	74,714	15,068	13,499	13,533	32,614
Total contractual obligations	$4,788,478	$1,128,447	$1,185,318	$1,195,611	$1,279,102
Other Commercial Commitments:
Stand-by letters of credit (4)	$45,600	$45,600	$—	$—	$—
____________________________

(1)
Includes mandatory principal and interest payments on our Class A-2 Notes. Amounts are reflected through the anticipated repayment dates as described further above in “Liquidity and capital resources.”

(2)	Includes purchase commitments for food, beverage, and packaging items to support system-wide restaurant operations.

(3)	Includes expected payments associated with our non-qualified defined benefit plan, postretirement healthcare plans and our non-qualified deferred compensation plan through fiscal 2029.

(4)	Consists primarily of letters of credit for interest reserves required under the Indenture and insurance.
We maintain a noncontributory defined benefit pension plan (“Qualified Plan”) covering substantially all full-time employees hired before January 1, 2011. Our policy is to fund our Qualified Plan at amounts necessary to satisfy the minimum amount required by law, plus additional amounts as determined by management to improve the plan’s funded status. Contributions beyond fiscal 2019 will depend on pension asset performance, future interest rates, future tax law changes, and future changes in regulatory funding requirements. Based on the funding status of our Qualified Plan as of our last measurement date, there was no minimum contribution required in 2019. For additional information related to our pension plans, refer to Note 12, Retirement Plans, of the notes to the consolidated financial statements.

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
Self-Insurance — We are self-insured for a portion of our losses related to workers’ compensation, general liability and other legal claims, and health benefits. In estimating our self-insurance accruals, we utilize independent actuarial estimates of expected losses, which are based on statistical analysis of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater number of claims occur compared to what was estimated, or should medical costs increase beyond what was expected, accruals might not be sufficient, and additional expense may be recorded.
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
In connection with the securitized refinancing completed on July 8, 2019, we are only exposed to interest rate risk on borrowings under our $150.0 million variable funding notes. As of September 29, 2019, we had no outstanding borrowings under our variable funding notes. Our fixed rate securitized debt exposes the Company to changes in market interest rates reflected in the fair value of the debt and to the risk that the Company may need to refinance maturing debt with new debt at a higher rate.
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

a.	Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended September 29, 2019, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, identified during the fourth quarter of 2019, described below.
Notwithstanding the material weakness in internal control over financial reporting, management, including the Company’s Chief Executive Officer and Chief Financial Officer, concluded that our consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2019 and September 30, 2018, and the results of its operations and its cash flows for the fifty-two weeks ended September 29, 2019, September 30, 2018, and October 1, 2017, in conformity with U.S. generally accepted accounting principles.

b.	Changes in Internal Control Over Financial Reporting
Except for the material weakness described below, there have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 29, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

c.	Management’s Report on Internal Control Over Financial Reporting
Management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with U.S. GAAP and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and the dispositions of our assets;

•
Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with appropriate authorizations; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management, under the oversight of our principal executive officer, principal financial officer, and Audit Committee, assessed the effectiveness of the Company’s internal control over financial reporting as of September 29, 2019. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of September 29, 2019, the Company’s internal control over financial reporting was not effective because of the effect of the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement will not be prevented or detected on a timely basis.
Management identified the following deficiencies in our internal control over financial reporting.

•
We did not maintain effective risk assessment, oversight and monitoring controls over changes in the Company’s information technology (“IT”) environment in connection with the restructuring and outsourcing of certain IT support functions to third party contractors.

•
We were overly dependent on the knowledge and actions of certain individuals with IT expertise without providing sufficient training and documentation to support other personnel with control responsibilities.

•
As a consequence, the Company did not maintain effective controls over IT change management for systems that support the Company’s financial reporting process to ensure that program and data changes were tested, approved and implemented appropriately. Automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from IT systems were also rendered ineffective.

These control deficiencies did not result in any misstatements to our annual consolidated financial statements as of and for the year ended September 29, 2019. However, because they created a reasonable possibility that material misstatements to the consolidated financial statements would not be prevented or detected on a timely basis, we concluded they represented a material weakness and our internal control over financial reporting was not effective as of September 29, 2019.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an adverse opinion on the effectiveness of our internal control over financial reporting, which follows.

d.	Remediation Plan
We have initiated a remediation plan to address the control deficiencies that led to the material weaknesses. The remediation plan includes:

(i)	developing enhanced risk assessment procedures and controls related to changes in IT systems;

(ii)	enhancing governance by management of significant and/or unusual changes to the IT environment;

(iii)
developing and conducting a mandatory annual program addressing IT general controls and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to change-management over IT systems; and

(iv)	implementing an annual requirement for IT personnel to review and acknowledge their understanding of change control policies and procedures.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Jack in the Box Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Jack in the Box Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 29, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 29, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 29, 2019 and September 30, 2018, the related consolidated statements of earnings, comprehensive income, stockholders’ deficit, and cash flows for each of the fifty-two weeks ended September 29, 2019, September 30, 2018, and October 1, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated November 21, 2019 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:
The Company did not maintain effective controls over information technology (IT) change management for systems that support the Company’s financial reporting process to ensure that program and data changes were tested, approved and implemented appropriately. Automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from IT systems were also rendered ineffective. These control deficiencies were a result of ineffective risk assessment, oversight and monitoring controls over changes in the Company’s IT environment in connection with the restructuring and outsourcing of certain IT support functions to third party contractors, and over dependence on the knowledge and actions of certain individuals with IT expertise without providing sufficient training and documentation to support other personnel with control responsibilities.
The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
November 21, 2019

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
That portion of our definitive Proxy Statement appearing under the captions “Election of Directors,” “Director Qualifications and Biographical Information,” “Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 2019 and to be used in connection with our 2020 Annual Meeting of Stockholders is hereby incorporated by reference.
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
We have adopted a Code of Ethics, which applies to all Jack in the Box Inc. directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Controller, and all of the financial team. The Code of Ethics is posted on the Company’s website, www.jackinthebox.com (under the “Investors — Corporate Governance — Code of Conduct” caption) and is available in print free of charge to any stockholder upon request. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Controller or persons performing similar functions, by posting such information on our website. No such waivers have been issued during fiscal 2019.
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
That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 2019 and to be used in connection with our 2020 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 2019 and to be used in connection with our 2020 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which Company common stock may be issued as of September 29, 2019 is set forth in Item 5 of this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
That portion of our definitive Proxy Statement appearing under the caption “Certain Relationships and Related Transactions” and “Directors’ Independence,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 2019 and to be used in connection with our 2020 Annual Meeting of Stockholders is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
That portion of our definitive Proxy Statement appearing under the caption “Independent Registered Public Accounting Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 2019 and to be used in connection with our 2020 Annual Meeting of Stockholders is hereby incorporated by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15(a) (1)	Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this Report.

ITEM 15(a) (2)	Financial Statement Schedules. None.
ITEM 15(a) (3)  Exhibits.

Number	Description	Form	Filed with SEC

3.1	Certificate of Amendment of Restated Certificate of Incorporation dated September 21, 2007	8-K	9/24/2007

3.2	Amended and Restated Bylaws dated August 2, 2019	10-Q	8/8/2019

3.3	Stock Purchase Agreement by and among Jack in the Box Inc., as the Seller, Qdoba Restaurant Corporation, as the Company, and Quidditch Acquisition, Inc., as the Buyer, dated as of December 19, 2017	8-K	12/20/2017

4.1	Base Indenture, dated as of July 8, 2019, by and between Jack in the Box Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary.	8-K	7/8/2019

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

10.1.20
Class A-1 Note Purchase Agreement, dated as of July 8, 2019, by and among Jack in the Box Funding, LLC, as Master Issuer, each of Different Rules, LLC, Jack in the Box Properties, LLC and Jack in the Box SPV Guarantor, LLC, as Guarantors, Jack in the Box Inc. as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Coöperatieve Rabobank, U.A., New York Branch, as L/C Provider, Swingline Lender and Administrative Agent
		8-K	7/8/2019

10.1.21
The Guarantee and Collateral Agreement, dated July 8, 2019, by and among Jack in the Box SPV Guarantor, LLC, Different Rules, LLC, and Jack in the Box Properties, LLC, each as a Guarantor and Citibank, N.A., as Trustee.
		8-K	7/8/2019

10.1.22
Management Agreement, dated as of July 8, 2019, by and among Jack in the Box Funding, LLC, as Master Issuer, certain subsidiaries of Jack in the Box Funding, LLC party thereto, Jack in the Box Inc., as Manager, and Citibank, N.A., as Trustee.
		8-K	7/8/2019

10.2*	Form of Compensation and Benefits Assurance Agreement for Executives	10-Q	2/20/2008

10.2.1*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers	10-Q	5/17/2012

10.2.2*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers, dated May 8, 2014	10-K	11/21/2014

10.2.3*	Agreement to Provide Conditional Bonus Payment to Qdoba Brand President, dated August 3, 2017	10-K	11/30/2017

Number	Description	Form	Filed with SEC
10.2.4*	Compensation and Benefits Assurance Agreement for Qdoba Brand President, dated October 10, 2017	10-K	11/30/2017

10.2.6*	Jack in the Box Inc. Chief Financial Officer Offer Letter, dated January 11, 2018	8-K	1/16/2018

10.2.7*	Jack in the Box Inc. Vice President, Chief Operating Officer Offer Letter, dated January 22, 2018	8-K	1/26/2018

10.2.8*	Retention Agreement with Iwona Alter, dated March 29, 2018	10-Q	5/17/2018

10.2.9*	Summary of Severance Benefits for Ray Pepper, General Counsel, dated August 8, 2018	10-K	11/21/2018

10.2.10*	Carol Diraimo Separation and Release Agreement, dated August 16, 2019	_____	Filed herewith

10.3*	Amended and Restated Supplemental Executive Retirement Plan	10-Q	2/18/2009

10.3.1 *	First Amendment to Jack in the Box Inc. Supplemental Executive Retirement Plan, As Amended and Restated Effective January 1, 2009	8-K	9/22/2015

10.4*	Amended and Restated Executive Deferred Compensation Plan	10-Q	2/18/2009

10.4.1 *	Jack in the Box Inc. Executive Deferred Compensation Plan, As Amended and Restated Effective January 1, 2016	8-K	9/22/2015

10.5*	Amended and Restated Deferred Compensation Plan for Non-Management Directors	10-K	11/22/2006

10.8*	Jack in the Box Inc. 2004 Stock Incentive Plan, Amended and Restated Effective February 17, 2012	DEF 14A	1/25/2017

10.8.1*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan	10-Q	8/5/2009

10.8.3*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan	8-K	11/15/2005

10.8.4*	Form of Restricted Stock Unit Award Agreement for Non-Employee Director under the 2004 Stock Incentive Plan	10-K	11/20/2009

10.8.6*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	5/14/2015

10.8.9*	Form of Stock Option and Performance Share Awards Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013

10.8.10*	Form of Time-Vested Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013

10.8.11*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/19/2015

10.8.12*	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/19/2015

10.8.13*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2016

10.8.14*	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2016

10.8.15*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	5/12/2016
10.8.16*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/21/2019

10.10.2*	Jack in the Box Inc. Performance Incentive Plan, Effective February 13, 2016	DEF 14A	1/11/2016

Number	Description	Form	Filed with SEC
10.11*	Form of Amended and Restated Indemnification Agreement between the registrant and individual directors, officers and key employees	10-Q	8/10/2012

21.1	Subsidiaries of the Registrant	_____	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	_____	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Management contract or compensatory plan.
ITEM 15(b) All required exhibits are filed herein or incorporated by reference as described in Item 15(a)(3).
ITEM 15(c) All schedules have been omitted as the required information is inapplicable, immaterial or the information is presented in the consolidated financial statements or related notes.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACK IN THE BOX INC.
By:	/s/ LANCE TUCKER
Lance Tucker Executive Vice President and Chief Financial Officer (principal financial officer)
November 21, 2019
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

Signature	Title	Date

/s/ LEONARD A. COMMA	Chairman of the Board and Chief Executive Officer (principal executive officer)	November 21, 2019
Leonard A. Comma

/s/ LANCE TUCKER	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	November 21, 2019
Lance Tucker

/s/ JEAN M. BIRCH	Director	November 21, 2019
Jean M. Birch

/s/ JOHN P. GAINOR	Director	November 21, 2019
John P. Gainor

/s/ DAVID L. GOEBEL	Director	November 21, 2019
David L. Goebel

/s/ SHARON P. JOHN	Director	November 21, 2019
Sharon P. John

/s/ MADELEINE A. KLEINER	Director	November 21, 2019
Madeleine A. Kleiner

/s/ MICHAEL W. MURPHY	Director	November 21, 2019
Michael W. Murphy

/s/ JAMES M. MYERS	Director	November 21, 2019
James M. Myers

/s/ DAVID M. TEHLE	Director	November 21, 2019
David M. Tehle

/s/ JOHN T. WYATT	Director	November 21, 2019
John T. Wyatt

/s/ VIVIEN M. YEUNG	Director	November 21, 2019
Vivien M. Yeung

Schedules not filed: All schedules have been omitted as the required information is inapplicable, immaterial, or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Jack in the Box Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries (the Company) as of September 29, 2019 and September 30, 2018, the related consolidated statements of earnings, comprehensive income, stockholders’ deficit, and cash flows for each of the fifty-two weeks ended September 29, 2019, September 30, 2018, and October 1, 2017 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2019 and September 30, 2018, and the results of its operations and its cash flows for the fifty-two weeks ended September 29, 2019, September 30, 2018, and October 1, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 29, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 21, 2019, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2019 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of self-insurance liabilities related to workers’ compensation and general liability
As discussed in Note 1 to the consolidated financial statements, the Company establishes its undiscounted insurance liability and reserves using assistance from independent actuaries to estimate expected losses based on a statistical analysis of historical claims data. As of September 29, 2019, the Company has recorded an estimated self-insurance liability of $27.5 million.
We identified the assessment of self-insurance liabilities related to workers’ compensation and general liability as a critical audit matter. Evaluating the Company’s judgments regarding the use of actuarial estimates and assumptions related to the loss development factors and expected loss rates involved a high degree of complex and subjective auditor judgment. Changes in the loss development factors and expected loss rates could have a significant impact on the liability recognized.

The primary procedures we performed to address this critical audit matter included the following. We tested, with the involvement of actuarial professionals when appropriate, certain internal controls over the Company’s process to develop the estimate of self-insurance liabilities, including controls related to the review of the loss development factors and expected loss rates applied in the actuarial report. We tested the claims paid and claims reported (not paid) data used in the actuarial models for consistency with the actual claims paid and claims reported (not paid) records of the Company. We involved actuarial professionals with specialized skills and knowledge, who assisted in evaluating the Company’s actuarial estimates and assumptions related to the loss development factors and expected loss rates, by comparing them to generally accepted actuarial methodologies, the Company’s historical data, and industry and regulatory trends.

/s/ KPMG LLP
We have served as the Company’s auditor since 1986.
San Diego, California
November 21, 2019

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 29, 2019	September 30, 2018
ASSETS
Current assets:
Cash	$125,536	$2,705
Restricted cash	26,025	—
Accounts and other receivables, net	45,235	57,422
Inventories	1,776	1,858
Prepaid expenses	9,015	14,443
Current assets held for sale	16,823	13,947
Other current assets	2,718	4,598
Total current assets	227,128	94,973
Property and equipment, at cost:
Land	116,070	105,155
Buildings	927,337	934,360
Restaurant and other equipment	125,176	129,701
Construction in progress	7,658	20,815
	1,176,241	1,190,031
Less accumulated depreciation and amortization	(784,307)	(770,362)
Property and equipment, net	391,934	419,669
Other assets:
Intangible assets, net	425	600
Goodwill	46,747	46,749
Deferred tax assets	85,564	62,140
Other assets, net	206,685	199,266
Total other assets	339,421	308,755
	$958,483	$823,397
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$774	$31,828
Accounts payable	37,066	44,970
Accrued liabilities	120,083	106,922
Total current liabilities	157,923	183,720
Long-term liabilities:
Long-term debt, net of current maturities	1,274,374	1,037,927
Other long-term liabilities	263,770	193,449
Total long-term liabilities	1,538,144	1,231,376
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,159,002 and 82,061,661 issued, respectively	822	821
Capital in excess of par value	480,322	470,826
Retained earnings	1,577,034	1,561,353
Accumulated other comprehensive loss	(140,006)	(94,260)
Treasury stock, at cost, 57,760,573 and 56,325,632 shares, respectively	(2,655,756)	(2,530,439)
Total stockholders’ deficit	(737,584)	(591,699)
	$958,483	$823,397
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Fiscal Year
	2019	2018	2017
Revenues:
Company restaurant sales	$336,807	$448,058	$715,921
Franchise rental revenues	272,815	259,047	231,578
Franchise royalties and other	169,811	162,585	149,792
Franchise contributions for advertising and other services	170,674	—	—
	950,107	869,690	1,097,291
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging	97,699	128,947	206,653
Payroll and employee benefits	100,158	129,089	211,611
Occupancy and other	50,613	71,803	124,367
Total company restaurant costs	248,470	329,839	542,631
Franchise occupancy expenses (excluding depreciation and amortization)	166,584	158,319	140,623
Franchise support and other costs	12,110	11,593	8,811
Franchise advertising and other services expenses	178,093	—	—
Selling, general, and administrative expenses	76,357	104,816	117,280
Depreciation and amortization	55,181	59,422	67,398
Impairment and other charges, net	12,455	18,418	13,169
Gains on the sale of company-operated restaurants	(1,366)	(46,164)	(38,034)
	747,884	636,243	851,878
Earnings from operations	202,223	233,447	245,413
Other pension and post-retirement expenses, net	1,484	1,833	3,360
Interest expense, net	84,967	45,547	38,148
Earnings from continuing operations and before income taxes	115,772	186,067	203,905
Income taxes	24,025	81,728	75,332
Earnings from continuing operations	91,747	104,339	128,573
Earnings from discontinued operations, net of income taxes	2,690	17,032	6,759
Net earnings	$94,437	$121,371	$135,332

Net earnings per share — basic:
Earnings from continuing operations	$3.55	$3.66	$4.20
Earnings from discontinued operations	0.10	0.60	0.22
Net earnings per share (1)	$3.66	$4.26	$4.42
Net earnings per share — diluted:
Earnings from continuing operations	$3.52	$3.62	$4.16
Earnings from discontinued operations	0.10	0.59	0.22
Net earnings per share (1)	$3.62	$4.21	$4.38

Cash dividends declared per common share	$1.60	$1.60	$1.60
________________________
(1) Earnings per share may not add due to rounding.
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year
	2019	2018	2017
Net earnings	$94,437	$121,371	$135,332
Cash flow hedges:
Net change in fair value of derivatives	(23,625)	18,769	19,768
Net loss reclassified to earnings	24,328	3,455	5,070
	703	22,224	24,838
Tax effect	(3,165)	(5,725)	(9,592)
	(2,462)	16,499	15,246
Unrecognized periodic benefit costs:
Actuarial (losses) gains arising during the period	(62,377)	31,478	49,025
Actuarial losses and prior service cost reclassified to earnings	3,917	4,988	6,429
	(58,460)	36,466	55,454
Tax effect	15,176	(9,544)	(21,418)
	(43,284)	26,922	34,036
Other:
Foreign currency translation adjustments	—	6	(35)
Tax effect	—	(2)	13
Derecognition of foreign currency translation adjustments due to sale	—	76	—
	—	80	(22)

Other comprehensive (loss) income, net of taxes	(45,746)	43,501	49,260

Comprehensive income	$48,691	$164,872	$184,592
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year
	2019	2018	2017
Cash flows from operating activities:
Net earnings	$94,437	$121,371	$135,332
Earnings from discontinued operations	2,690	17,032	6,759
Earnings from continuing operations	91,747	104,339	128,573
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	55,181	59,422	67,398
Franchise tenant improvement allowance amortization and other	1,983	862	121
Amortization of debt issuance costs	3,121	2,803	3,487
Loss on debt extinguishment	2,757	—	—
Loss on interest rate swap termination	23,551	—	—
Excess tax benefits from share-based compensation arrangements	(113)	(2,031)	(4,232)
Deferred income taxes	4,100	25,352	(16,074)
Share-based compensation expense	8,074	9,146	10,637
Pension and postretirement expense	1,484	2,324	4,215
Gains on cash surrender value of company-owned life insurance	(4,475)	(2,280)	(2,424)
Gains on the sale of company-operated restaurants	(1,366)	(46,164)	(38,034)
(Gains) losses on the disposition of property and equipment	(6,244)	1,627	2,891
Impairment charges and other	5,414	2,505	1,815
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	3,504	24,220	(1,868)
Inventories	82	1,587	1,839
Prepaid expenses and other current assets	8,728	(9,432)	12,718
Accounts payable	4,524	4,890	(3,359)
Accrued liabilities	(7,505)	(38,329)	(16,654)
Pension and postretirement contributions	(6,194)	(5,467)	(5,363)
Franchise tenant improvement allowance disbursements	(10,593)	(14,893)	—
Other	(9,355)	(16,426)	(11,997)
Cash flows provided by operating activities	168,405	104,055	133,689
Cash flows from investing activities:
Purchases of property and equipment	(47,649)	(37,842)	(38,970)
Proceeds from the sale and leaseback of assets	4,447	9,336	6,057
Proceeds from the sale of company-operated restaurants	1,280	26,486	99,591
Collections on notes receivable	16,759	54,453	1,500
Proceeds from the sale of property and equipment	9,714	10,259	2,921
Other	1,630	2,969	(3,729)
Cash flows (used in) provided by investing activities	(13,819)	65,661	67,370
Cash flows from financing activities:
Borrowings on revolving credit facilities	229,798	757,100	747,900
Repayments of borrowings on revolving credit facilities	(960,220)	(523,700)	(533,300)
Proceeds from issuance of debt	1,300,000	—	—
Principal repayments on debt	(337,150)	(304,607)	(57,266)
Debt issuance costs	(34,122)	(1,366)	—
Payments related to termination of interest rate swaps	(23,551)	—	—
Dividends paid on common stock	(41,179)	(45,412)	(48,925)
Proceeds from issuance of common stock	1,231	7,959	5,165
Repurchases of common stock	(137,654)	(325,634)	(334,361)
Excess tax benefits from share-based compensation arrangements	—	—	4,232
Payroll tax payments for equity award issuances	(2,883)	(7,719)	(9,240)
Change in book overdraft	—	(2,150)	2,151
Cash flows used in financing activities	(5,730)	(445,529)	(223,644)
Cash flows provided by (used in) continuing operations	148,856	(275,813)	(22,585)
Net cash provided by operating activities of discontinued operations	—	4,823	47,388
Net cash provided by (used in) investing activities of discontinued operations	—	266,125	(34,031)
Net cash used in financing activities of discontinued operations	—	(78)	(138)
Net cash provided by discontinued operations	—	270,870	13,219
Effect of exchange rate changes on cash	—	6	(22)
Cash and restricted cash at beginning of year	2,705	7,642	17,030
Cash and restricted cash at end of year	$151,561	$2,705	$7,642
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in thousands)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 2, 2016	81,598,524	$816	$432,564	$1,399,721	$(187,021)	$(1,863,286)	$(217,206)
Shares issued under stock plans, including tax benefit	244,959	2	9,395	—	—	—	9,397
Share-based compensation	—	—	11,416	—	—	—	11,416
Dividends declared	—	—	155	(49,233)	—	—	(49,078)
Purchases of treasury stock	—	—	—	—	—	(327,153)	(327,153)
Net earnings	—	—	—	135,332	—	—	135,332
Foreign currency translation adjustment	—	—	—	—	(22)	—	(22)
Effect of interest rate swaps, net	—	—	—	—	15,246	—	15,246
Effect of actuarial gains and prior service cost, net	—	—	—	—	34,036	—	34,036
Other	—	—	(98)	—	—	—	(98)
Balance at October 1, 2017	81,843,483	818	453,432	1,485,820	(137,761)	(2,190,439)	(388,130)
Shares issued under stock plans, including tax benefit	218,178	3	8,204	—	—	—	8,207
Share-based compensation	—	—	9,017	—	—	—	9,017
Dividends declared	—	—	173	(45,687)	—	—	(45,514)
Purchases of treasury stock	—	—	—	—	—	(340,000)	(340,000)
Net earnings	—	—	—	121,371	—	—	121,371
Foreign currency translation adjustment	—	—	—	—	80	—	80
Effect of interest rate swaps, net	—	—	—	—	16,499	—	16,499
Effect of actuarial gains and prior service cost, net	—	—	—	—	26,922	—	26,922
Other	—	—	—	(151)	—	—	(151)
Balance at September 30, 2018	82,061,661	821	470,826	1,561,353	(94,260)	(2,530,439)	(591,699)
Shares issued under stock plans, including tax benefit	97,341	1	1,231	—	—	—	1,232
Share-based compensation	—	—	8,074	—	—	—	8,074
Dividends declared	—	—	191	(41,426)	—	—	(41,235)
Purchases of treasury stock	—	—	—	—	—	(125,317)	(125,317)
Net earnings	—	—	—	94,437	—	—	94,437
Effect of interest rate swaps, net	—	—	—	—	(2,462)	—	(2,462)
Effect of actuarial losses and prior service cost, net	—	—	—	—	(43,284)	—	(43,284)
Cumulative-effect from a change in accounting principle	—	—	—	(37,330)	—	—	(37,330)
Balance at September 29, 2019	82,159,002	$822	$480,322	$1,577,034	$(140,006)	$(2,655,756)	$(737,584)

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. The Company operates as a single segment for reporting purposes. The following table summarizes the number of restaurants as of the end of each fiscal year:

	2019	2018	2017
Company-operated	137	137	276
Franchise	2,106	2,100	1,975
Total system	2,243	2,237	2,251

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
On December 19, 2017, we entered into a definitive agreement to sell Qdoba Restaurant Corporation (“Qdoba”), a wholly owned subsidiary of the Company that operates and franchises more than 700 Qdoba Mexican Eats® fast-casual restaurants, to certain funds managed by affiliates of Apollo Global Management, LLC (together with its consolidated subsidiaries, the “Buyer”). The sale was completed on March 21, 2018. For all periods presented in our consolidated statements of earnings, all sales, costs, expenses and income taxes attributable to Qdoba, except as related to the impact of the decrease in the federal statutory tax rate (see Note 11, Income Taxes), have been aggregated under the caption “Earnings from discontinued operations, net of income taxes.” Refer to Note 10, Discontinued Operations, for additional information.
Unless otherwise noted, amounts and disclosures throughout these notes to consolidated financial statements relate to our continuing operations.
Reclassifications — We have reclassified certain items in the consolidated financial statements for prior periods to be comparable to the current year presentation. These reclassifications had no effect on previously reported net earnings.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Comparisons throughout these notes to the consolidated financial statements refer to the 52-week periods ended September 29, 2019, September 30, 2018 and October 1, 2017 for fiscal years 2019, 2018, and 2017, respectively.
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
Restricted cash is comprised of certain cash balances required to be held in trust in connection with the Company’s securitized financing facility. Such restricted cash primarily represents cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitments fees required for the Class A-2 Notes. Refer to Note 7, Indebtedness, for additional information.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts and other receivables, net, is primarily comprised of receivables from franchisees, tenants, and credit card processors. Franchisee receivables primarily include rents, royalties, and marketing, sourcing and technology support fees associated with lease and franchise agreements, and notes issued in connection with refranchising transactions. Tenant receivables relate to subleased properties where we are on the master lease agreement. We accrue interest on notes receivable based on the contractual terms. The allowance for doubtful accounts is based on historical experience and a review of existing receivables. Changes in accounts and other receivables are classified as an operating activity in the consolidated statements of cash flows, except for changes in notes related to refranchising transactions, which are classified as an investing activity.
Inventories consist principally of food, packaging, and supplies, and are valued at the lower of cost or market on a first-in, first-out basis.
Assets held for sale typically includes the net book value of property and equipment we plan to sell within the next year. If the determination is made that we no longer expect to sell an asset within the next year, the asset is reclassified out of assets held for sale. Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. At September 29, 2019 and September 30, 2018, assets held for sale are primarily comprised of various excess properties that we do not intend to use for restaurant operations in the future, as well as one of our corporate headquarter buildings which we currently expect to sell by the first half of fiscal 2020.
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
Buildings, equipment and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, over the initial lease term for certain assets acquired in conjunction with the lease commencement for leased properties, or the remaining lease term for certain assets acquired after the commencement of the lease for leased properties. In certain situations, one or more option periods may be used in determining the depreciable life of assets related to leased properties if we deem that an economic penalty would be incurred otherwise. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Building, leasehold improvement assets and equipment are assigned lives that range from 1 to 35 years. Depreciation expense related to property and equipment was $55.2 million, $59.4 million, and $67.4 million in fiscal year 2019, 2018, and 2017, respectively.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and intangible assets — Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired, if any. We generally record goodwill in connection with the acquisition of restaurants from franchisees. Likewise, upon the sale of restaurants to franchisees, goodwill is decremented. The amount of goodwill written-off is determined as the fair value of the business disposed of as a percentage of the fair value of the reporting unit retained. If the business disposed of was never fully integrated into the reporting unit after its acquisition, and thus the benefits of the acquired goodwill were never realized, the current carrying amount of the acquired goodwill is written off. Goodwill and our other indefinite-lived intangible assets are evaluated for impairment annually during the fourth quarter, or more frequently if indicators of impairment are present. We first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit or indefinite-lived asset is less than its carrying amount. If the qualitative factors indicate that it is more likely than not that the fair value is less than the carrying amount, we perform a single-step impairment test. To perform our impairment analysis, we estimate the fair value of the reporting unit or indefinite-lived asset using Level 3 Inputs and compare it to the carrying value. If the carrying value exceeds the fair value, an impairment loss is recognized equal to the excess.
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
Refer to Note 4, Goodwill and Intangible Assets, Net, for additional information.
Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $112.8 million and $109.9 million as of September 29, 2019 and September 30, 2018, respectively, and are included in “Other assets, net”, in the accompanying consolidated balance sheets. Changes in cash surrender values are included in “Selling, general and administrative expenses” in the accompanying consolidated statements of earnings. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent.
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
Revenue recognition — “Company restaurant sales” include revenue recognized upon delivery of food and beverages to the customer at company-operated restaurants, which is when our obligation to perform is satisfied. Company restaurant sales exclude taxes collected from the Company’s customers. Company restaurant sales also include income for gift cards. Gift cards, upon customer purchase, are recorded as deferred income and are recognized in revenue as they are redeemed.
“Franchise rental revenues” received from franchised restaurants based on fixed rental payments are recognized as revenue over the term of the lease. Rental revenue from properties owned and leased by the Company and leased or subleased to franchisees is recognized on a straight-line basis over the respective term of the lease. Certain franchise rents, which are contingent upon sales levels, are recognized in the period in which the contingency is met.
“Franchise royalties and other” includes royalties and franchise and other fees received from franchisees. Royalties are based upon a percentage of sales of the franchised restaurant and are recognized as earned. Franchise royalties are billed on a monthly basis. Franchise fees when a new restaurant opens or at the start of a new franchise term are recorded as deferred revenue when received and recognized as revenue over the term of the franchise agreement.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While we will continue to honor all gift cards presented for payment, we may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent we determine there is no requirement for remitting balances to government agencies under unclaimed property laws, card balances may be recognized as a reduction to “Selling, general and administrative expenses” in the accompanying consolidated statements of earnings.
Amounts recognized on unredeemed gift card balances was $0.5 million, $0.6 million, and $0.5 million in fiscal 2019, 2018, and 2017, respectively.
Pre-opening costs associated with the opening of a new restaurant consist primarily of property rent and employee training costs. Pre-opening costs associated with the opening of a restaurant that was closed upon acquisition consist primarily of labor costs, maintenance and repair costs, and property rent. Pre-opening costs are expensed as incurred in “Selling, general and administrative expenses” in the accompanying consolidated statements of earnings.
Restaurant closure costs — All costs associated with exit or disposal activities are recognized when they are incurred. Restaurant closure costs, which are included in “Impairment and other charges, net”, and “Gains on the sale of company-operated restaurants” in the accompanying consolidated statements of earnings, primarily consist of future lease commitments, net, of anticipated sublease rentals, and expected ancillary costs.
Self-insurance — We are self-insured for a portion of our workers’ compensation, general liability, employee medical and dental, and automotive claims. We utilize a paid-loss plan for our workers’ compensation, general liability, and automotive programs, which have predetermined loss limits per occurrence and in the aggregate. We establish our insurance liability (undiscounted) and reserves using independent actuarial estimates of expected losses for determining reported claims and as the basis for estimating claims incurred, but not reported. As of September 29, 2019 and September 30, 2018, our estimated liability for general liability and workers’ compensation claims exceeded our self-insurance retention limits by $3.6 million and $3.7 million, respectively, which we expect our insurance providers to pay on our behalf in accordance with the contractual terms of our insurance policies.
Advertising costs — We administer a marketing fund that includes contractual contributions. In fiscal 2019, 2018, and 2017 the marketing fund contributions from franchise and company-operated restaurants were approximately 5.0% of gross revenues, and the Company made incremental contributions to the marketing fund of $2.0 million, $6.2 million, and $0.5 million, respectively.
Production costs of commercials, programming, and other marketing activities are charged to the marketing funds when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. When contributions of the marketing fund exceed the related advertising expenses, advertising costs are accrued up to the amount of revenues on an annual basis. Total contributions made by the Company, including incremental contributions, are included in “Selling, general, and administrative expenses” in the accompanying consolidated statements of earnings. In fiscal 2019, 2018, and 2017 advertising costs were $19.0 million, $28.8 million, and $36.5 million, respectively.
Share-based compensation — We account for our share-based compensation under the FASB authoritative guidance on stock compensation, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. Compensation expense for our share-based compensation awards is generally recognized on a straight-line basis over the shorter of the vesting period or the period from the date of grant to the date the employee becomes eligible to retire. Refer to Note 13, Share-based Employee Compensation, for additional information.
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
Authoritative guidance issued by the FASB prescribes a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Refer to Note 11, Income Taxes, for additional information.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative instruments — We have historically used interest rate swaps to hedge interest rate volatility under our senior credit facility. On July 2, 2019, we terminated all interest rate swap agreements in anticipation of the securitization transaction. Prior to terminating the agreements, all derivatives were recognized on the consolidated balance sheets at fair value based upon quoted market prices. Changes in the fair values of derivatives were recorded in earnings or other comprehensive income (“OCI”), based on whether or not the instrument is designated as a hedge transaction. Gains or losses on derivative instruments that qualify for hedge designation were reported in OCI and reclassified to earnings in the period the hedged item affected earnings. When the underlying hedge transaction ceased to exist, the associated amount reported in OCI was reclassified to earnings at that time. Refer to Note 6, Derivative Instruments, for additional information.
Contingencies — We recognize liabilities for contingencies when we have an exposure that indicates it is probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated. Our ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. We record legal settlement costs when those costs are probable and reasonably estimable. Refer to Note 16, Commitments, Contingencies and Legal Matters, for additional information.
Effect of new accounting pronouncements adopted in fiscal 2019 — In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue Recognition - Revenue from Contracts with Customers (Topic 606), which provides a comprehensive new revenue recognition model that requires an entity to recognize revenue in an amount that reflects the consideration the entity expects to receive for the transfer of promised goods or services to its customers. The standard also requires additional disclosure regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. We adopted the new standard on October 1, 2018 using the modified retrospective method, whereby the cumulative effect of this transition to applicable contracts with customers that were not completed as of October 1, 2018 was recorded as an adjustment to beginning retained earnings as of this date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The new revenue recognition standard did not impact our recognition of restaurant sales, rental revenues, or royalties from franchisees. The new pronouncement changed the way initial fees from franchisees for new restaurant openings or new franchise terms are recognized. Under the previous revenue recognition guidance, initial franchise fees were recognized as revenue at the time when a new restaurant opened or at the start of a new franchise term. In accordance with the new guidance, the initial franchise services are not distinct from the continuing rights and services offered during the term of the franchise agreement and will therefore be treated as a single performance obligation together with the continuing rights and services. As such, initial fees received will be recognized over the franchise term and any unamortized portion will be recorded as deferred revenue in our consolidated balance sheet. An adjustment to opening retained earnings and a corresponding contract liability of approximately $50.3 million (of which $5.0 million was current and $45.3 million was long-term) was established on the date of adoption. A deferred tax asset of approximately $13.0 million related to this contract liability was also established on the date of adoption.
The new standard also had an impact on transactions presented net and not included in our revenues and expenses such as franchisee contributions to and expenditures from our advertising fund, and sourcing and technology fee contributions from franchisees and the related expenses. We determined that we are the principal in these arrangements, and as such, contributions to and expenditures from the advertising fund, and sourcing and technology fees and expenditures are now reported on a gross basis within our consolidated statements of earnings. While this change materially impacted our gross amount of reported revenues and expenses, the impact was largely offsetting with no material impact to our reported net earnings.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the impacts of adopting ASC 606 on our consolidated financial statements as of and for the period ended September 29, 2019 (in thousands):

		Adjustments
	As Reported	Franchise Fees	Marketing and Sourcing Fees	Technology Support Fees	Balances without Adoption
Consolidated Statement of Earnings
Fiscal Year Ended September 29, 2019
Franchise royalties and other	$169,811	$(3,745)	$—	$—	$166,066
Franchise contributions for advertising and other services	$170,674	$—	$(161,873)	$(8,801)	$—
Total revenues	$950,107	$(3,745)	$(161,873)	$(8,801)	$775,688
Franchise advertising and other services expenses	$178,093	$—	$(161,873)	$(16,220)	$—
Selling, general and administrative expenses	$76,357	$—	$—	$7,419	$83,776
Total operating costs and expenses, net	$747,884	$—	$(161,873)	$(8,801)	$577,210
Earnings from operations	$202,223	$(3,745)	$—	$—	$198,478
Earnings from continuing operations and before income taxes	$115,772	$(3,745)	$—	$—	$112,027
Income tax expense	$24,025	$(972)	$—	$—	$23,053
Earnings from continuing operations	$91,747	$(2,773)	$—	$—	$88,974
Net earnings	$94,437	$(2,773)	$—	$—	$91,664

Consolidated Balance Sheet
September 29, 2019
Prepaid expenses	$9,015	$972	$—	$—	$9,987
Total current assets	$227,128	$972	$—	$—	$228,100
Deferred tax assets	$85,564	$(12,958)	$—	$—	$72,606
Other assets, net	$206,685	$269	$—	$—	$206,954
Total other assets	$339,421	$(12,689)	$—	$—	$326,732
Total assets	$958,483	$(11,717)	$—	$—	$946,766
Accrued liabilities	$120,083	$(4,978)	$—	$—	$115,105
Total current liabilities	$157,923	$(4,978)	$—	$—	$152,945
Other long-term liabilities	$263,770	$(41,295)	$—	$—	$222,475
Total long-term liabilities	$1,538,144	$(41,295)	$—	$—	$1,496,849
Retained earnings	$1,577,034	$34,556	$—	$—	$1,611,590
Total stockholders’ deficit	$(737,584)	$34,556	$—	$—	$(703,028)
Total liabilities and stockholders’ deficit	$958,483	$(11,717)	$—	$—	$946,766

The adoption of ASC 606 had no impact on our cash provided by or used in operating, investing or financing activities as previously reported in the accompanying consolidated statement of cash flows.
In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard requires the presentation of the service cost component of net benefit cost to be in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. All other components of net benefit cost should be presented separately from the service cost component and outside of a subtotal of earnings from operations, or separately disclosed. We adopted this standard in the first quarter of fiscal 2019 applying the retrospective method. As a result of the adoption, 2018 and 2017 amounts of $1.8 million and $3.4 million, respectively, previously reported within “Selling, general, and administrative expenses” have been reclassified to a separate line under earnings from operations to conform to current year presentation.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effect of new accounting pronouncements to be adopted in future periods — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (as subsequently amended by ASU 2018-01, ASU 2018-10, ASU 2018-11, ASU 2018-20 and ASU 2019-01) which requires a lessee to recognize assets and liabilities on the balance sheet for those leases classified as operating leases under previous guidance. Substantially all the Company’s operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right of use assets upon adoption, resulting in a significant increase in the assets and liabilities on our consolidated balance sheets. We do not expect the adoption of this guidance to have a material impact on our consolidated statements of earnings and statements of cash flows.
We are required to adopt this standard in the first quarter of fiscal 2020 and have elected to utilize the alternative transition method, whereby an entity records a cumulative adjustment to opening retained earnings in the year of adoption without restating prior periods. We will elect the transition package of three practical expedients, which, among other items, permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We will also elect the short-term lease recognition exemption for all leases that qualify, permitting us to not apply the recognition requirements of this standard to leases with a term of 12 months or less and an accounting policy to not separate lease and non-lease components for certain classes of assets. We will not elect the use-of-hindsight practical expedient, and therefore will continue to utilize lease terms determined under the existing lease guidance.
We are in the final phase of our adoption plan. We are substantially complete with our scoping analysis, data gathering process to ensure the completeness and accuracy of our current leasing portfolio, and testing of our existing leasing system for compliance with Topic 842, and are in the process of finalizing our accounting policies, processes, disclosures and internal controls over financial reporting.
For our real estate operating leases, we expect the adoption of the new guidance will result in the recognition of approximately $950 million of operating lease liabilities based on the present value of the remaining minimum rental payments using discount rates as of the effective date. We expect to record corresponding right of use assets of approximately $900 million, based on the operating lease liabilities adjusted for certain lease related assets and liabilities and the impairment of certain right of use assets recognized as a cumulative effect adjustment in retained earnings as of the adoption date. We do not expect operating lease liabilities and right of use assets related to our other contracts to be material.
The accounting guidance for lessors remains largely unchanged from previous guidance, except for the presentation of certain lease costs that the Company passes through to lessees, including but not limited to, property taxes and maintenance. These costs are generally paid by the Company and reimbursed by the lessee. Historically, these costs have been recorded on a net basis in the consolidated statements of operations but will be presented gross upon adoption of the new guidance. As a result, we expect an increase in our annual revenues and expenses of approximately $5.0 million after adoption.
We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.
2.     REVENUE
Nature of products and services — We derive revenue from retail sales at Jack in the Box company-operated restaurants and rental revenue, royalties, advertising, and franchise and other fees from franchise-operated restaurants.
Our franchise arrangements generally provide for an initial franchise fee of $50,000 per restaurant and generally require that franchisees pay royalty and marketing fees at 5% of gross sales. The agreement also requires franchisees to pay sourcing, technology support and other miscellaneous fees.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of revenue — The following table disaggregates revenue by primary source for the fiscal year ended September 29, 2019 (in thousands):

2019
Sources of revenue:
Company restaurant sales	$336,807
Franchise rental revenues	272,815
Franchise royalties	163,047
Marketing fees	157,969
Technology and sourcing fees	12,705
Franchise fees and other services	6,764
Total revenue	$950,107

Contract liabilities — Our contract liabilities consist of deferred revenue resulting from initial fees received from franchisees for new restaurant openings or new franchise terms, which are generally recognized over the franchise term. We classify these contract liabilities as “Accrued liabilities” and “Other long-term liabilities” in our consolidated balance sheets.
A summary of significant changes in our contract liabilities between the date of adoption (October 1, 2018) and September 29, 2019 is presented below (in thousands):

Deferred Franchise Fees
Deferred franchise fees at October 1, 2018	$50,018
Revenue recognized during the period	(5,173)
Additions during the period	1,428
Deferred franchise fees at September 29, 2019	$46,273

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

2020	$4,978
2021	4,880
2022	4,681
2023	4,527
2024	4,334
Thereafter	22,873
$46,273

We have applied the optional exemption, as provided for under ASC 606, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    SUMMARY OF REFRANCHISINGS, FRANCHISEE DEVELOPMENT AND ACQUISITIONS
Refranchisings and franchisee development — The following table summarizes the number of restaurants sold to franchisees, the number of restaurants developed by franchisees, and gains recognized in each fiscal year (dollars in thousands):

	2019	2018	2017
Restaurants sold to franchisees	—	135	178
New restaurants opened by franchisees	19	11	18

Proceeds from the sale of company-operated restaurants:
Cash (1)	$1,280	$26,486	$99,591
Notes receivable	—	70,461	—
	$1,280	$96,947	$99,591

Net assets sold (primarily property and equipment)	$—	$(21,329)	$(30,597)
Lease commitment charges (2)	—	—	(11,737)
Goodwill related to the sale of company-operated restaurants	(2)	(4,663)	(10,062)
Other (3)	88	(24,791)	(9,161)
Gains on the sale of company-operated restaurants	$1,366	$46,164	$38,034
____________________________

(1)
Amounts in 2019, 2018, and 2017 include additional proceeds of $1.3 million, $1.4 million, and $0.2 million related to the extension of the underlying franchise and lease agreements from the sale of restaurants in prior years.

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

Franchise acquisitions — In 2019 and 2018 we did not acquire any franchise restaurants. In 2017 we acquired 50 franchise restaurants. Of the 50 restaurants acquired, we took over 31 restaurants as a result of an agreement with an underperforming franchisee who was in violation of franchise and lease agreements with the Company. Under this agreement, the franchisee voluntarily agreed to turn over the restaurants. The acquisition of the additional 19 restaurants in 2017 was the result of a legal action filed in September 2013 against a franchisee, from which legal action we obtained a judgment in January 2017 granting us possession of the restaurants. Of the 50 restaurants acquired in 2017, we closed eight and sold 42 to franchisees.
4.    GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill during fiscal 2019 and 2018 were as follows (in thousands):

Balance at October 1, 2017	$51,412
Sale of company-operated restaurants to franchisees	(4,663)
Balance at September 30, 2018	46,749
Sale of company-operated restaurants to franchisees	(2)
Balance at September 29, 2019	$46,747

Intangible assets, net, consist of the following as of the end of each fiscal year (in thousands):

	2019	2018
Gross carrying amount	$6,692	$6,751
Less accumulated amortization	(6,267)	(6,151)
Net carrying amount	$425	$600

Amortized intangible assets include lease acquisition costs and reacquired franchise rights. Total amortization expense related to intangible assets was $0.1 million in fiscal 2019, and $0.2 million in fiscal 2018 and 2017.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes, as of September 29, 2019, the estimated amortization expense for each of the next five fiscal years (in thousands):

2020	$108
2021	$95
2022	$36
2023	$20
2024	$17

5.    FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (3) (Level 1)	Significant Other Observable Inputs (3) (Level 2)	Significant Unobservable Inputs (3) (Level 3)
Fair value measurements as of September 29, 2019:
Non-qualified deferred compensation plan (1)	$30,104	$30,104	$—	$—
Total liabilities at fair value	$30,104	$30,104	$—	$—

Fair value measurements as of September 30, 2018:
Non-qualified deferred compensation plan (1)	$37,447	$37,447	$—	$—
Interest rate swaps (Note 6) (2)	703	—	703	—
Total liabilities at fair value	$38,150	$37,447	$703	$—
 ____________________________

(1)
We maintain an unfunded defined contribution plan for key executives and other members of management. The fair value of this obligation is based on the closing market prices of the participants’ elected investments. The obligation is included in “Accrued liabilities” and “Other long-term liabilities” on our consolidated balance sheets.

(2)
We entered into interest rate swaps to reduce our exposure to rising interest rates on our variable rate debt. The fair values of our interest rate swaps are based upon Level 2 inputs, which include valuation models as reported by our counterparties. These valuation models use a discounted cash flow analysis on the cash flows of each derivative. The key inputs for the valuation models are quoted market prices, discount rates, and forward yield curves. The Company also considered its own nonperformance risk and the respective counter-party’s nonperformance risk in the fair value measurements. As further described in Note 6, Derivatives, the Company’s interest rate swaps were terminated on July 2, 2019 and settled in connection with our securitization transaction on July 8, 2019.

(3)	We did not have any transfers in or out of Level 1, 2, or 3.
At September 29, 2019, the fair value of our Class A-2 Notes was $1,344.3 million. The fair value of the Class A-2 Notes was estimated using Level 2 inputs based on quoted market prices in markets that are not considered active markets. The estimated fair values of our capital lease obligations approximated their carrying values as of September 29, 2019.
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
In connection with management’s decision to discontinue a long-term technology project, an impairment charge of $3.5 million was recorded in the fourth quarter of 2019. Refer to Note 9, Impairment and Other Charges, Net, for additional information regarding impairment charges.
6.    DERIVATIVE INSTRUMENTS
Interest rate swaps — We have used interest rate swaps to mitigate interest rate volatility with regard to variable rate borrowings under our senior credit facility. In June 2015, we entered into forward-starting interest rate swap agreements that effectively converted $500.0 million of our variable rate borrowings to a fixed rate from October 2018 through October 2022. These agreements were designated as cash flow hedges under the terms of the FASB authoritative guidance for derivatives and hedging. To the extent that they are effective in offsetting the variability of the hedged cash flows, changes in the fair values of the derivatives are not

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

included in earnings, but are included in OCI. These changes in fair value were subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments were made on our variable rate debt.
Effective July 2, 2019, the Company terminated all interest rate swap agreements in anticipation of the securitization transaction and related retirement of our senior credit facility (see Note 7, Indebtedness). The fair value of the interest rate swaps at the termination date was $23.6 million, which was required to be paid in full on July 8, 2019. As a result of the decision to extinguish the senior credit facility, forecasted cash flows associated with the variable-rate debt interest payments were no longer considered to be probable. Consequently, unrealized losses in other comprehensive income at the termination date were immediately reclassified to “Interest expense, net” in the accompanying consolidated statement of earnings.
Financial position — The following derivative instruments were outstanding as of the end of each fiscal year (in thousands):

	Balance Sheet Location	Fair Value
		2019	2018
Derivatives designated as hedging instruments:
Interest rate swaps	Accrued liabilities	$—	$(26)
Interest rate swaps	Other long-term liabilities	—	(1,266)
Interest rate swaps	Other assets, net	—	589
Total derivatives (Note 5)		$—	$(703)

Financial performance — The following table summarizes the accumulated OCI activity related to our interest rate swap derivative instruments in each fiscal year (in thousands):

	Location in Income	2019	2018	2017
(Loss) gain recognized in OCI	N/A	$(23,625)	$18,769	$19,768
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$24,328	$3,455	$5,070

Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparty for the effective portions of the interest rate swaps. During the fiscal years presented, our interest rate swaps had no hedge ineffectiveness.
7.    INDEBTEDNESS
The detail of our long-term debt at the end of each fiscal year is as follows (in thousands):

	2019	2018
Class A-2-I Notes	$575,000	$—
Class A-2-II Notes	275,000	—
Class A-2-III Notes	450,000	—
Revolving credit facility	—	730,422
Term loans	—	336,360
Capital lease obligations	3,594	4,403
Total debt	1,303,594	1,071,185
Less current maturities of long-term debt, net of $0 and $1,008 of debt issuance costs, respectively	(774)	(31,828)
Less unamortized debt issuance costs	(28,446)	(1,430)
Long-term debt	$1,274,374	$1,037,927

Securitized financing transaction — On July 8, 2019, Jack in the Box Funding, LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly owned indirect subsidiary of the Company, completed its securitization transaction and issued $575.0 million of its Series 2019-1 3.982% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”), $275.0 million of its Series 2019-1 4.476% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes”) and $450.0 million of its Series 2019-1 4.970% Fixed Rate Senior Secured Notes, Class A-2-III (the “Class A-2-III Notes”) and together with the Class A-2-I Notes and the Class A-2-II Notes, (the “Class A-2 Notes”), in an offering exempt from registration under the Securities Act of 1933, as amended.  In connection with the issuance of the Class A-2 Notes, the Master Issuer also entered into a revolving financing facility of Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “Variable Funding Notes”), which allows for the drawing of up to $150.0 million under the Variable Funding Notes and the issuance of letters of credit. The Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “Notes.”

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Notes were issued in a privately placed securitization transaction pursuant to which certain of the Company’s revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly owned indirect subsidiaries of the Company that act as Guarantors (as defined below) of the Notes and that have pledged substantially all of their assets, excluding certain real estate assets and subject to certain limitations, to secure the Notes.
Class A-2 Notes — Interest and principal payments on the Class A-2 Notes are payable on a quarterly basis. In general, no principal payments will be required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. As of September 29, 2019, the Company’s actual leverage ratio was under 5.0x; accordingly, no principal payment on the Class A-2 Notes was required. The legal final maturity date of the Class A-2 Notes is in August 2049, but it is expected that, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment dates of the Class A-2-I Notes, the Class A-2-II Notes and the Class A-2-III Notes will be August 2023, August 2026 and August 2029, respectively (the “Anticipated Repayment Dates”). If the Master Issuer has not repaid or refinanced the Class A-2 Notes prior to the respective anticipated repayment date, additional interest will accrue pursuant to the Indenture. The Class A-2 Notes are secured by the collateral described below under “Guarantees and Collateral.”
Variable Funding Notes — The Variable Funding Notes were issued under the Indenture and allow for drawings on a revolving basis and the issuance of letters of credit. Depending on the type of borrowing under the Variable Funding Notes, interest on the Variable Funding Notes will be based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) the lenders’ commercial paper funding rate plus any applicable margin, as set forth in the Variable Funding Note Purchase Agreement. There is a scaled commitment fee on the unused portion of the Variable Funding Notes facility of between 50 and 100 basis points. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to August 2024, subject to two one-year extensions at the option of the Company. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue equal to 5.00% per annum. As of September 29, 2019, $45.6 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. The Variable Funding Notes were undrawn at September 29, 2019.
Guarantees and collateral — Pursuant to the Guarantee and Collateral Agreement, dated July 8, 2019 (the “Guarantee and Collateral Agreement”), among the Guarantors, in favor of the trustee, the Guarantors guarantee the obligations of the Master Issuer under the Indenture and related documents and secure the guarantee by granting a security interest in substantially all of their assets. The Notes are secured by a security interest in substantially all of the assets of the Master Issuer and the Guarantors (collectively, the “Securitization Entities”). The assets of the Securitization Entities include most of the revenue-generating assets of the Company and its subsidiaries, which principally consist of franchise-related agreements, certain company-operated restaurants, intellectual property and license agreements for the use of intellectual property. Upon certain trigger events, mortgages will be required to be prepared and recorded on the real estate assets.
Covenants and restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders, and are restricted in their use. As of September 29, 2019, the Master Issuer had restricted cash of $26.0 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Notes.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred financing costs — The Company incurred costs of approximately $33.0 million in connection with the securitization transaction. The costs related to our Class A-2 Notes are presented as a reduction in “Long-term debt, net of current maturities” and are being amortized over the Anticipated Repayment Dates, utilizing the effective interest rate method. The costs related to our Variable Funding Notes are presented within “Other assets, net” and are being amortized over the Anticipated Repayment Date of August 2026 using the straight-line method. As of September 29, 2019, the effective interest rates, including the amortization of debt issuance costs, were 4.541%, 4.798%, and 5.196% for the Class A-2-I Notes, Class A-2-II, Notes and Class A-2-III Notes, respectively.
Amended credit facility — On May 1, 2019, we entered into the Fifth Amendment to the Credit Agreement (the “Fifth Amendment”). The Fifth Amendment extended the maturity date of both our term loan and revolving credit facility from March 19, 2020 to March 19, 2021. Fees of $1.3 million paid to third parties in connection with the Fifth Amendment were capitalized as deferred loan costs during the third quarter.
The proceeds from the issuance of the Class A-2 Notes, were used to repay the remaining principal outstanding on the term loans and revolving credit facility. As a result, a loss on early extinguishment of debt of $2.8 million was recorded in fiscal 2019, primarily consisting of the write-off of unamortized deferred financing costs related to the Credit Agreement, and is reflected in “Interest expense, net” in the consolidated statement of earnings.
Maturities of long-term debt — Assuming repayment by the Anticipated Repayment Dates and based on the leverage ratio as of September 29, 2019, principal payments on our long-term debt outstanding at September 29, 2019 for each of the next five fiscal years and thereafter are as follows (in thousands):

2020	$774
2021	795
2022	821
2023	575,846
2024	327
Thereafter	725,031
$1,303,594

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
The components of rent expense were as follows in each fiscal year (in thousands):

	2019	2018	2017
Minimum rentals	$184,587	$184,106	$185,696
Contingent rentals	2,255	2,221	2,419
Total rent expense	186,842	186,327	188,115
Less rental expense on subleased properties	(170,651)	(162,640)	(145,728)
Net rent expense	$16,191	$23,687	$42,387

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents as of September 29, 2019, future minimum lease payments under capital and operating leases, including leases recorded as lease obligations (in thousands):

Fiscal Year	Capital Leases	Operating Leases
2020	$879	$193,313
2021	879	186,226
2022	879	145,794
2023	864	117,753
2024	396	87,420
Thereafter	40	363,505
Total minimum lease payments	3,937	$1,094,011
Less amount representing interest, 3.40% weighted-average interest rate	(343)
Present value of obligations under capital leases	3,594
Less current portion	(774)
Long-term capital lease obligations	$2,820

Assets recorded under capital leases are included in property and equipment, and consisted of the following at each fiscal year-end (in thousands):

	2019	2018
Buildings	$1,342	$3,217
Equipment	5,538	5,519
Less accumulated amortization	(3,904)	(4,621)
	$2,976	$4,115

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

	2019	2018	2017
Total rental income (1)	$277,623	$264,432	$237,004
Contingent rentals	$38,506	$35,148	$33,168
________________________________________________

(1)	Includes contingent rentals.
The minimum rents receivable expected to be received under these non-cancelable operating leases and subleases, including leases recorded as lease obligations relating to continuing and discontinuing operations, and excluding contingent rentals, as of September 29, 2019 are as follows (in thousands):

Fiscal Year
2020	$239,219
2021	255,315
2022	231,394
2023	224,605
2024	199,442
Thereafter	1,215,811
Total minimum future rent receivable	$2,365,786

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets held for lease and included in property and equipment consisted of the following at each fiscal year-end (in thousands):

	2019	2018
Land	$91,130	$89,256
Buildings	817,400	824,964
Equipment	537	611
	909,067	914,831
Less accumulated depreciation	(632,197)	(607,900)
	$276,870	$306,931

9.    IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net, in the accompanying consolidated statements of earnings is comprised of the following in each fiscal year (in thousands):

	2019	2018	2017
Restructuring costs	$8,455	$10,647	$3,631
Costs of closed restaurants and other	8,628	4,803	5,736
(Gains) losses on disposition of property and equipment, net	(6,244)	1,627	2,891
Accelerated depreciation	1,616	1,130	911
Operating restaurant impairment charges	—	211	—
	$12,455	$18,418	$13,169

Restructuring costs — Restructuring charges include costs resulting from the exploration of strategic alternatives (the “Strategic Alternatives Evaluation”) in 2019, and a plan that management initiated to reduce our general and administrative costs. Restructuring charges in 2018 also include costs related to the evaluation of potential alternatives with respect to the Qdoba brand (the “Qdoba Evaluation”), which resulted in the Qdoba Sale. Refer to Note 10, Discontinued Operations, for information regarding the Qdoba Sale.
The following is a summary of the costs incurred in connection with these activities during each fiscal year (in thousands):

	2019	2018	2017
Employee severance and related costs	$7,169	$7,845	$724
Strategic Alternatives Evaluation (1)	1,286	—	—
Qdoba Evaluation (2)	—	2,211	2,592
Other	—	591	315
	$8,455	$10,647	$3,631
___________________________________________

(1)	Strategic Alternative Evaluation costs are primarily related to third party advisory services.

(2)	Qdoba Evaluation consulting costs are primarily related to third party advisory services and retention compensation.
We currently expect to recognize severance and related costs of approximately $1.3 million in fiscal 2020 related to positions that have been identified for elimination. At this time, we do not expect any additional charges to be incurred related to additional positions that may be identified for elimination or our other restructuring activities.
Total accrued severance costs related to our restructuring activities are included in “Accrued liabilities” and changed as follows during fiscal 2019 (in thousands):

Balance as of September 30, 2018	$5,309
Costs incurred	7,731
Accruals released	(662)
Cash payments	(10,278)
Balance as of September 29, 2019	$2,100

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs of closed restaurants and other — Costs of closed restaurants in all years include future lease commitment charges and expected ancillary costs, net of anticipated sublease rentals, impairment and other costs associated with closed restaurants, and canceled project costs. During the fourth quarter of 2019, the Company recorded a charge of $3.5 million related to the write-off of software development costs as a result of management’s decision to discontinue a long-term technology project.
Accrued restaurant closing costs included in “Accrued liabilities” and “Other long-term liabilities” changed as follows during fiscal 2019 (in thousands):

Balance as of September 30, 2018	$3,534
Adjustments (1)	590
Interest expense	1,292
Cash payments	(3,591)
Balance as of September 29, 2019 (2) (3)	$1,825
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

(3)
This balance excludes $1.5 million of restaurant closing costs that are included in “Accrued liabilities” and “Other long-term liabilities”, which were initially recorded as losses on the sale of company-operated restaurants to franchisees in prior years.

Accelerated depreciation — When a long-lived asset will be replaced or otherwise disposed of prior to the end of its estimated useful life, the useful life of the asset is adjusted based on the estimated disposal date and accelerated depreciation is recognized. In fiscal 2019, accelerated depreciation primarily related to information technology and facility improvements. In fiscal 2018, accelerated depreciation was primarily related to the replacement of computer hardware, restaurant remodels, and exterior enhancements at our company-operated restaurants. In fiscal 2017, accelerated depreciation primarily related to restaurant remodels and the anticipated closure of three company-owned restaurants.
10.    DISCONTINUED OPERATIONS
Qdoba — On December 19, 2017, we entered into a stock purchase agreement (the “Qdoba Purchase Agreement”) with the Buyer to sell all issued and outstanding shares of Qdoba (the “Shares”). The Buyer completed the acquisition of Qdoba on March 21, 2018 (the “Qdoba Sale”) for an aggregate purchase price of approximately $298.5 million.
We also entered into a Transition Services Agreement with the Buyer pursuant to which the Buyer received certain services (the “Services”) to enable it to operate the Qdoba business after the closing of the Qdoba Sale. The Services included information technology, finance and accounting, human resources, supply chain and other corporate support services. Under the Agreement, the Services were provided at cost for a period of up to 12 months, with two 3-month extensions available for certain services. As of September 21, 2019, we are no longer providing transition services to Qdoba. In fiscal 2019 and 2018 we recorded $7.0 million and $7.9 million, respectively, related to the Services as a reduction of “Selling, general, and administrative expenses” in the consolidated statements of earnings.
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
As the Qdoba Sale represented a strategic shift that had a major effect on our operations and financial results, in accordance with the provisions of FASB authoritative guidance on the presentation of financial statements, Qdoba results are classified as discontinued operations in our consolidated statements of earnings and our consolidated statements of cash flows for all periods presented.
Income taxes — In fiscal 2019, the Company entered into a bilateral California election with Quidditch Acquisition, Inc. to retroactively treat the divestment of Qdoba Restaurant Corporation on March 21, 2018 as a sale of assets instead of a stock sale for income tax purposes. This election reduced the Company’s fiscal year 2018 California tax liability on the divestment by $2.8 million.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Qdoba results for each period (in thousands, except per share data):

	2019	2018	2017
Company restaurant sales	$—	$192,620	$436,558
Franchise revenues	—	9,337	20,065
Company restaurant costs (excluding depreciation and amortization)	—	(166,122)	(357,370)
Franchise costs (excluding depreciation and amortization)	—	(2,338)	(4,993)
Selling, general and administrative expenses	174	(19,286)	(36,706)
Depreciation and amortization	—	(5,012)	(21,500)
Impairment and other charges, net	(262)	(2,305)	(15,061)
Interest expense, net	—	(4,787)	(9,025)
Operating (loss) earnings from discontinued operations before income taxes	(88)	2,107	11,968
(Loss) gain on Qdoba Sale	(85)	30,717	—
(Loss) earnings from discontinued operations before income taxes	(173)	32,824	11,968
Income tax benefit (expense)	2,863	(15,726)	(4,518)
Earnings from discontinued operations, net of income taxes	$2,690	$17,098	$7,450

Net earnings per share from discontinued operations:
Basic	$0.10	$0.60	$0.24
Diluted	$0.10	$0.59	$0.24

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
Lease guarantees — While all operating leases held in the name of Qdoba were part of the Qdoba Sale, some of the leases remain guaranteed by the Company pursuant to one or more written guarantees (the “Guarantees”). In the event Qdoba fails to meet its payment and performance obligations under such guaranteed leases, we may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Should we, as guarantor of the lease obligations, be required to make any lease payments due for the remaining term of the subject lease(s) subsequent to March 21, 2018, the maximum amount we may be required to pay is approximately $32.1 million as of September 29, 2019. The lease terms extend for a maximum of approximately 16 more years as of September 29, 2019, and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event that we are obligated to make payments under the Guarantees, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. Qdoba continues to meet its obligations under these leases and there have not been any events that would indicate that Qdoba will not continue to meet the obligations of the leases. As such, we have not recorded a liability for the Guarantees as of September 29, 2019 as the likelihood of Qdoba defaulting on the assigned agreements was deemed to be less than probable.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    INCOME TAXES
Income taxes consist of the following in each fiscal year (in thousands):

	2019	2018	2017
Current:
Federal	$14,683	$51,454	$79,038
State	5,242	4,922	12,368
	19,925	56,376	91,406
Deferred:
Federal	3,750	23,462	(13,176)
State	350	1,890	(2,898)
	4,100	25,352	(16,074)
Income tax expense from continuing operations	$24,025	$81,728	$75,332

Income tax expense (benefit) from discontinued operations	$(2,863)	$15,700	$(4,119)

A reconciliation of the federal statutory income tax rate to our effective tax rate for continuing operations is as follows:

	2019	2018	2017
Income tax expense at federal statutory rate	21.0%	24.5%	35.0%
State income taxes, net of federal tax benefit	5.3%	4.7%	3.8%
One-time, non-cash impact of the Tax Act	—%	17.5%	—%
Stock compensation excess tax benefit	(0.1)%	(1.1)%	—%
Benefit of jobs tax credits, net of valuation allowance	(0.3)%	(0.4)%	(0.4)%
Release of federal tax liability	(0.6)%	—%	—%
Adjustment to state tax provision	(0.9)%	—%	—%
Benefit related to COLIs	(1.0)%	(0.4)%	(1.1)%
Termination of interest rate swaps	(2.6)%	—%	—%
Other, net	—%	(0.9)%	(0.4)%
	20.8%	43.9%	36.9%

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each fiscal year-end are presented below (in thousands):

	2019	2018
Deferred tax assets:
Accrued defined benefit pension and postretirement benefits	$46,918	$34,776
Deferred income	13,803	1,535
Impairment	9,981	11,388
Accrued insurance	7,133	8,994
Share-based compensation	5,415	4,936
Tax loss and tax credit carryforwards	5,327	7,458
Lease commitments related to closed or refranchised locations	3,786	4,696
Deferred interest deduction	3,188	—
Other reserves and allowances	2,965	851
Accrued incentive compensation	2,617	2,055
Accrued compensation expense	1,092	2,034
Interest rate swaps	—	181
Other, net	868	2,206
Total gross deferred tax assets	103,093	81,110
Valuation allowance	(2,485)	(3,554)
Total net deferred tax assets	100,608	77,556
Deferred tax liabilities:
Intangible assets	(10,520)	(10,492)
Leasing transactions	(3,822)	(2,790)
Property and equipment, principally due to differences in depreciation	(128)	(1,855)
Other	(574)	(279)
Total gross deferred tax liabilities	(15,044)	(15,416)
Net deferred tax assets	$85,564	$62,140

The Tax Act was enacted into law on December 22, 2017. The Tax Act included a reduction in the U.S. federal statutory corporate income tax rate (the “Tax Rate”) from 35% to 21% and introduced new limitations on certain business deductions. As a result, for the fiscal year ended September 30, 2018, we recognized a year-to-date, non-cash $32.5 million tax provision expense impact primarily related to the re-measurement of our deferred tax assets and liabilities due to the reduced Tax Rate.
Deferred tax assets as of September 29, 2019 include state net operating loss carry-forwards of approximately $27.4 million expiring at various times between 2020 and 2038. At September 29, 2019, we recorded a valuation allowance of $2.5 million related to losses and state tax credits, which decreased from the $3.6 million at September 30, 2018 primarily due to the release of the valuation allowance on prior year net operating losses. We believe that it is more likely than not that these net operating loss and credit carry-forwards will not be realized and that all other deferred tax assets will be realized through future taxable income or alternative tax strategies.
The major jurisdictions in which the Company files income tax returns include the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for fiscal years 2016 and forward. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for fiscal years 2015 and forward.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    RETIREMENT PLANS
We sponsor programs that provide retirement benefits to our employees. These programs include defined contribution plans, defined benefit pension plans, and postretirement healthcare plans.
Defined contribution plans — We maintain a qualified savings plan pursuant to Section 401(k) of the Internal Revenue Code (“IRC”). The plan allows all employees who have satisfied the service requirements and reached age 21 to defer a percentage of their pay on a pre-tax basis. Beginning January 1, 2016, we match 100% of the first 4% of compensation deferred by the participant. A participant’s right to Company contributions vest immediately. Our contributions under this plan were $1.7 million in fiscal 2019, and $2.2 million and $1.9 million in fiscal 2018 and 2017, respectively.
We also maintain an unfunded, non-qualified deferred compensation plan for key executives and other members of management whose compensation deferrals or company matching contributions to the qualified savings plan are limited due to IRC rules. Effective January 1, 2016, this non-qualified plan was amended to replace the company matching contribution with an annual restoration match that is intended to “restore” up to the full match for participants whose elective deferrals (and related company matching contributions) to the qualified savings plan were limited due to IRC rules. A participant’s right to the Company restoration match vests immediately. This plan allows participants to defer up to 50% of their salary and 85% of their bonus, on a pre-tax basis. In addition, to compensate executives who were hired or promoted into an eligible position prior to May 7, 2015 and who may no longer participate in our supplemental defined benefit pension plan, we also contribute a supplemental amount equal to 4% of an eligible employee’s salary and bonus for a period of 10 years in such eligible position. Our contributions under the non-qualified deferred compensation plan were $0.2 million in fiscal 2019, and $0.2 million, and $0.5 million in fiscal 2018 and 2017, respectively.
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
In the fourth quarter of 2019, the Company amended its Qualified Plan to add a limited lump sum payment window whereby certain terminated participants with a vested pension benefit could elect to receive an immediate lump sum or monthly annuity payment of their accrued benefit. The offering period began September 16, 2019 and ended on or around October 31, 2019. The participants that elect a lump sum benefit under the program will be paid in December 2019. The estimated impact of the bulk lump sum offering was taken into consideration in connection with the Qualified Plan’s fiscal year-end pension benefit obligation (“PBO”) measurement. The Company assumed a 40% participant acceptance rate which resulted in a $25.6 million reduction in the Company’s PBO as of September 29, 2019. In accordance with the FASB authoritative guidance for pension plans, the expected settlement loss related to the offering will be recorded in the period the lump sum payments are made (the first quarter of fiscal 2020).
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and funded status — The following table provides a reconciliation of the changes in benefit obligations, plan assets, and funded status of our retirement plans for each fiscal year (in thousands):

	Qualified Plan		SERP		Postretirement Health Plans
	2019	2018	2019	2018	2019	2018
Change in benefit obligation:
Obligation at beginning of year	$457,109	$493,767	$73,067	$78,401	$23,461	$25,660
Service cost	—	1,743	—	490	—	—
Interest cost	19,825	19,463	3,080	2,894	997	955
Participant contributions	—	—	—	—	112	115
Actuarial loss (gain)	61,029	(37,872)	8,771	(4,686)	2,343	(1,720)
Benefits paid	(12,224)	(10,949)	(5,025)	(4,032)	(1,354)	(1,563)
Settlements	(3,808)	(9,043)	—	—	—	—
Other	—	—	—	—	73	14
Obligation at end of year	$521,931	$457,109	$79,893	$73,067	$25,632	$23,461
Change in plan assets:
Fair value at beginning of year	$456,127	$460,709	$—	$—	$—	$—
Actual return on plan assets	36,099	15,410	—	—	—	—
Participant contributions	—	—	—	—	112	115
Employer contributions	—	—	5,025	4,032	1,169	1,435
Benefits paid	(12,224)	(10,949)	(5,025)	(4,032)	(1,354)	(1,563)
Settlements	(3,808)	(9,043)	—	—	—	—
Other	—	—	—	—	73	13
Fair value at end of year	$476,194	$456,127	$—	$—	$—	$—
Funded status at end of year	$(45,737)	$(982)	$(79,893)	$(73,067)	$(25,632)	$(23,461)
Amounts recognized on the balance sheet:
Current liabilities	$—	$—	$(5,371)	$(5,037)	$(1,379)	$(1,353)
Noncurrent liabilities	(45,737)	(982)	(74,522)	(68,030)	(24,253)	(22,108)
Total liability recognized	$(45,737)	$(982)	$(79,893)	$(73,067)	$(25,632)	$(23,461)
Amounts in AOCI not yet reflected in net periodic benefit cost:
Unamortized actuarial loss (gain), net	$187,705	$139,195	$34,803	$27,239	$235	$(2,267)
Unamortized prior service cost	—	—	157	271	—	—
Total	$187,705	$139,195	$34,960	$27,510	$235	$(2,267)
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial loss (gain)	$51,263	$(25,072)	$8,771	$(4,686)	$2,343	$(1,720)
Amortization of actuarial (loss) gain	(2,754)	(3,331)	(1,207)	(1,538)	159	27
Amortization of prior service cost	—	—	(115)	(146)	—	—
Total recognized in OCI	48,509	(28,403)	7,449	(6,370)	2,502	(1,693)
Net periodic benefit (credit) cost and other losses	(3,755)	(3,673)	4,402	5,068	838	928
Total recognized in comprehensive income	$44,754	$(32,076)	$11,851	$(1,302)	$3,340	$(765)
Amounts in AOCI expected to be amortized in fiscal 2020 net periodic benefit cost:
Net actuarial loss	$4,125		$1,652		$17
Prior service cost	—		84		—
Total	$4,125		$1,736		$17

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 29, 2019 and September 30, 2018, the Qualified Plan’s ABO exceeded the fair value of its plan assets. The SERP is an unfunded plan and, as such, had no plan assets as of September 29, 2019 and September 30, 2018. The following sets forth the PBO, ABO, and fair value of plan assets of our pension plans as of the measurement date in each fiscal year (in thousands):

	2019	2018
Qualified Plan:
Projected benefit obligation	$521,931	$457,109
Accumulated benefit obligation	$521,931	$457,109
Fair value of plan assets	$476,194	$456,127
SERP:
Projected benefit obligation	$79,893	$73,067
Accumulated benefit obligation	$79,893	$73,067
Fair value of plan assets	$—	$—

Net periodic benefit cost — The components of the fiscal year net periodic benefit cost were as follows (in thousands):

	2019	2018	2017
Qualified Plan:
Interest cost	$19,825	$19,463	$19,889
Expected return on plan assets	(26,334)	(26,467)	(26,811)
Actuarial loss	2,754	3,331	4,455
Net periodic benefit credit	$(3,755)	$(3,673)	$(2,467)
SERP:
Service cost	$—	$490	$855
Interest cost	3,080	2,894	2,850
Actuarial loss	1,207	1,538	1,659
Amortization of unrecognized prior service cost	115	146	153
Net periodic benefit cost	$4,402	$5,068	$5,517
Postretirement health plans:
Interest cost	$997	$955	$1,003
Actuarial (gain) loss	(159)	(27)	162
Net periodic benefit cost	$838	$928	$1,165

Changes in presentation —As discussed in Note 1, Nature of Operations and Summary of Significant Accounting Policies, we adopted ASU 2017-07 during the first quarter of 2019 using the retrospective method, which changed the financial statement presentation of service costs and the other components of net periodic benefit cost. The service cost component continues to be included in operating income; however, the other components are now presented in a separate line below earnings from operations captioned “Other pension and post-retirement expenses, net” in our consolidated statements of earnings. Further, in connection with the adoption, plan administrative expenses historically presented as a component of service cost are now presented as a component of expected return on plan assets. The prior year components of net periodic benefit costs and assumptions on the long-term rate of return on assets have been recast to conform to current year presentation.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions — We determine our actuarial assumptions on an annual basis. In determining the present values of our benefit obligations and net periodic benefit costs as of and for the fiscal years ended September 29, 2019, September 30, 2018, and October 1, 2017, we used the following weighted-average assumptions:

	2019	2018	2017
Assumptions used to determine benefit obligations (1):
Qualified Plan:
Discount rate	3.36%	4.40%	3.99%
SERP:
Discount rate	3.24%	4.37%	3.80%
Rate of future pay increases	3.50%	3.50%	3.50%
Postretirement health plans:
Discount rate	3.24%	4.38%	3.82%
Assumptions used to determine net periodic benefit cost (2):
Qualified Plan:
Discount rate	4.40%	3.99%	3.85%
Long-term rate of return on assets	5.85%	5.80%	6.19%
SERP:
Discount rate	4.37%	3.80%	3.60%
Rate of future pay increases	3.50%	3.50%	3.50%
Postretirement health plans:
Discount rate	4.38%	3.82%	3.64%
____________________________

(1)	Determined as of end of year.

(2)	Determined as of beginning of year.
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
The assumed discount rate and expected long-term rate of return on assets have a significant effect on amounts reported for our pension and postretirement plans. A quarter percentage point decrease in the discount rate and long-term rate of return used would have decreased fiscal 2019 earnings before income taxes by $0.5 million and $1.1 million, respectively.
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
For measurement purposes, the weighted-average assumed health care cost trend rates for our postretirement health plans were as follows for each fiscal year:

	2019	2018	2017
Healthcare cost trend rate for next year:
Participants under age 65	7.00%	7.25%	7.50%
Participants age 65 or older	6.50%	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline:
Participants under age 65	4.50%	4.50%	4.50%
Participants age 65 or older	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate:
Participants under age 65	2030	2030	2030
Participants age 65 or older	2028	2028	2028

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumed healthcare cost trend rate represents our estimate of the annual rates of change in the costs of the healthcare benefits currently provided by our postretirement plans. The healthcare cost trend rate implicitly considers estimates of healthcare inflation, changes in healthcare utilization and delivery patterns, technological advances and changes in the health status of the plan participants. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, a 1.0% change in the assumed healthcare cost trend rate would have the following effect on the fiscal 2019 net periodic benefit cost and end of year PBO (in thousands):

	1% Point Increase	1% Point Decrease
Total interest and service cost	$106	$(92)
Postretirement benefit obligation	$2,737	$(2,365)

Plan assets — Our investment philosophy is to (1) protect the corpus of the fund; (2) establish investment objectives that will allow the market value to exceed the present value of the vested and unvested liabilities over time; while (3) obtaining adequate investment returns to protect benefits promised to the participants and their beneficiaries. Our asset allocation strategy utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk. We regularly monitor our asset allocation, and senior financial management and the Finance Committee of the Board of Directors review performance results quarterly. We continually review our target asset allocation for our Qualified Plan and when changes are made, we reallocate our plan assets over a period of time, as deemed appropriate by senior financial management, to achieve our target asset allocation. Our plan asset allocation at the end of fiscal 2019 and target allocations were as follows:

	2019	Target	Minimum	Maximum
Cash & cash equivalents	2%	—%	—%	—%
Domestic Equities	21%	23%	12%	32%
International equity	20%	22%	12%	32%
Core fixed funds	37%	32%	27%	37%
High yield	2%	4%	—%	8%
Alternative investments	9%	8%	—%	16%
Real estate	9%	7%	2%	12%
Real return bonds	—%	4%	—%	8%
	100%	100%

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company measures its defined benefit plan assets and obligations as of the month-end date closest to its fiscal year end, which is a practical expedient under FASB authoritative guidance. The fair values of the Qualified Plan’s assets by asset category are as follows (in thousands):

		Total	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Items Measured at Fair Value at September 30, 2019:
Asset Category:
Cash and cash equivalents	(1)	$10,110	$—	$10,110	$—
Equity:
U.S	(2)	99,124	99,124	—	—
International	(3),(4)	94,953	47,262	—	—
Fixed income:
Investment grade	(5)	177,500	—	177,500	—
High yield	(6)	9,256	9,256	—	—
Alternatives	(4),(7)	42,052	—	—	—
Real estate	(4),(8)	43,199	—	—	—
		$476,194	$155,642	$187,610	$—
Items Measured at Fair Value at September 30, 2018:
Asset Category:
Cash and cash equivalents	(1)	$2,901	$—	$2,901	$—
Equity:
U.S	(2)	104,424	104,424	—	—
International	(3),(4)	100,340	49,857	—	—
Fixed income:
Investment grade	(5)	160,106	—	160,106	—
High yield	(6)	14,384	14,384	—	—
Alternatives	(4),(7)	35,964	—	—	—
Real estate	(4),(8)	38,008	—	—	—
		$456,127	$168,665	$163,007	$—
_________________________

(1)	Cash and cash equivalents are comprised of commercial paper, short-term bills and notes, and short-term investment funds, which are valued at quoted prices in active markets for similar securities.

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

(7)
Alternative investments consist primarily of an investment in asset classes other than stocks, bonds, and cash. Alternative investments can include commodities, hedge funds, private equity, managed futures, and derivatives. These investments are valued based on unadjusted quoted market prices and can be redeemed on a bi-monthly basis.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum requirement. We do not anticipate making any contributions to our Qualified Plan in fiscal 2020. Contributions expected to be paid in the next fiscal year, the projected benefit payments for each of the next five fiscal years, and the total aggregate amount for the subsequent five fiscal years are as follows (in thousands):

	Defined Benefit Pension Plans	Postretirement Health Plans
Estimated net contributions during fiscal 2020	$5,371	$1,401
Estimated future year benefit payments during fiscal years:
2020	$123,471	$1,401
2021	$18,371	$1,431
2022	$18,681	$1,476
2023	$19,135	$1,574
2024	$19,690	$1,607
2025-2029	$109,169	$8,242

We will continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and economic environment. Expected benefit payments are based on the same assumptions used to measure our benefit obligations at September 29, 2019 and include estimated future employee service, if applicable.
13.    SHARE-BASED EMPLOYEE COMPENSATION
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
Our Amended and Restated 2004 Stock Incentive Plan authorizes the issuance of up to 11,600,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, or performance units to key employees, directors, and other designated employees. There were 1,677,983 shares of common stock available for future issuance under this plan as of September 29, 2019.
We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The deferred amounts are converted to stock equivalents. The plan requires settlement in shares of our common stock based on the number of stock equivalents and dividend equivalents at the time of a participant’s separation from the Board of Directors. This plan provides for the issuance of up to 350,000 shares of common stock in connection with the crediting of stock equivalents. There were 143,122 shares of common stock available for future issuance under this plan as of September 29, 2019.
Compensation expense — The components of share-based compensation expense, included within “Selling, general, and administrative expenses” in our consolidated statement of earnings, in each fiscal year are as follows (in thousands):

	2019	2018	2017
Nonvested stock units	$5,458	$5,737	$5,873
Stock options	936	1,790	1,826
Performance share awards	1,417	1,236	2,580
Nonvested restricted stock awards	—	33	88
Non-management directors’ deferred compensation	263	350	270
Total share-based compensation expense	$8,074	$9,146	$10,637

Nonvested restricted stock units — Nonvested restricted stock units (“RSUs”) are generally issued to executives, non-management directors and certain other members of management and employees. Prior to fiscal 2011, RSUs were granted to certain Executive and Senior Vice Presidents pursuant to our share ownership guidelines. These awards vest upon retirement or termination based on years of service. There were 60,272 of such RSUs outstanding as of September 29, 2019.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning fiscal 2011, we replaced the ownership share grants with time-vested RSUs for certain Vice Presidents and Officers that vest ratably over four to five years and have a 50% or 100% holding requirement on settled shares, which must be held until termination. There were 146,268 of such RSUs outstanding as of September 29, 2019. RSUs issued to non-management directors and certain other employees vest 12 months from the date of grant, or upon termination of board service if the director or employee elects to defer receipt, and totaled 69,411 units outstanding as of September 29, 2019. RSUs issued to certain other employees either cliff vest or vest ratably over three years and totaled 35,864 units outstanding as of September 29, 2019. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date discounted by the present value of the expected dividend stream over the vesting period.
The following is a summary of RSU activity for fiscal 2019:

	Shares	Weighted- Average Grant Date Fair Value
RSUs outstanding at September 30, 2018	288,098	$64.57
Granted	93,686	$86.08
Released	(55,642)	$84.23
Forfeited	(14,297)	$94.00
RSUs outstanding at September 29, 2019	311,845	$66.18

As of September 29, 2019, there was approximately $7.4 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.2 years. The weighted-average grant date fair value of awards granted was $86.08, $94.93, and $102.42 in fiscal years 2019, 2018, and 2017, respectively. In fiscal years 2019, 2018, and 2017, the total fair value of RSUs that vested and were released was $4.7 million, $4.4 million, and $4.4 million, respectively.
Stock options — Option grants have contractual terms of seven years and employee options vest over a three-year period. Options may vest sooner upon retirement from the Company for employees meeting certain age and years of service thresholds. All option grants provide for an option exercise price equal to the closing market value of the common stock on the date of grant.
The following is a summary of stock option activity for fiscal 2019:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at September 30, 2018	287,618	$87.61
Granted	—	N/A
Exercised	(20,074)	$61.28
Forfeited	(303)	$90.06
Expired	(683)	$104.95
Options outstanding at September 29, 2019	266,558	$89.54	4.25	$1,334
Options exercisable at September 29, 2019	176,179	$87.56	3.80	$1,307
Options exercisable and expected to vest at September 29, 2019	266,558	$89.54	4.25	$1,334

The aggregate intrinsic value in the table above is the amount by which the current market price of our stock on September 29, 2019 exceeds the weighted-average exercise price.
We use a valuation model to determine the fair value of options granted that requires the input of highly subjective assumptions, including the expected volatility of the stock price. The following table presents the weighted-average assumptions used for stock option grants in each fiscal year, along with the related weighted-average grant date fair value:

	2019	2018	2017
Risk-free interest rate	N/A	2.4%	1.4%
Expected dividends yield	N/A	1.8%	1.5%
Expected stock price volatility	N/A	28.8%	29.0%
Expected life of options (in years)	N/A	3.40	3.50
Weighted-average grant date fair value	N/A	$18.49	$20.92

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
As of September 29, 2019, there was approximately $0.6 million of total unrecognized compensation cost related to stock options grants that is expected to be recognized over a weighted-average period of 1 year. The total intrinsic value of stock options exercised was $0.5 million, $2.3 million, and $6.9 million in fiscal years 2019, 2018, and 2017, respectively.
Performance share awards — Performance share awards, granted in the form of stock units, represent a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. Performance share awards issued to executives vest at the end of a three-year period and vested amounts may range from 0% to a maximum of 150% of targeted amounts depending on the achievement of performance measures at the end of a three-year period. If the awardee ceases to be employed by the Company prior to the last day of the performance period due to retirement, disability, or death, the performance share awards become vested pro-rata based on the number of full accounting periods the awardee was continuously employed by the Company. The expected cost of the shares is based on the fair value of our stock on the date of grant and is reflected over the vesting period with a reduction for estimated forfeitures. These awards may be settled in cash or shares of common stock at the election of the Company on the date of grant. It is our intent to settle these awards with shares of common stock.
The following is a summary of performance share award activity for fiscal 2019:

	Shares	Weighted- Average Grant Date Fair Value
Performance share awards outstanding at September 30, 2018	52,479	$83.21
Granted	45,113	$84.60
Issued	(18,695)	$83.56
Forfeited	(687)	$91.91
Performance adjustments	(2,720)	$97.51
Performance share awards outstanding at September 29, 2019	75,490	$83.40

As of September 29, 2019, there was approximately $2.0 million of total unrecognized compensation cost related to performance share awards, which is expected to be recognized over a weighted-average period of 1.8 years. The weighted-average grant date fair value of awards granted was $84.60, $97.02, and $95.33 in fiscal years 2019, 2018, and 2017, respectively. The total fair value of awards that became fully vested during fiscal years 2019, 2018, and 2017 was $2.1 million, $1.6 million, and $3.2 million, respectively.
Nonvested stock awards — We previously issued nonvested stock awards (“RSAs”) to certain executives under our share ownership guidelines. Effective fiscal 2009, we no longer issue RSA awards and replaced them with grants of RSUs. The RSAs vest, subject to the discretion of our Board of Directors in certain circumstances, upon retirement or termination based upon years of service. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date. As of September 29, 2019, RSAs outstanding totaled 33,243 shares with a weighted-average grant date fair value of $26.47 per share.
In fiscal 2019, there were no releases of RSAs. Compensation cost related to RSAs was fully recognized during the prior year.
Non-management directors’ deferred compensation — All awards outstanding under our directors’ deferred compensation plan are accounted for as equity-based awards and deferred amounts are converted into stock equivalents based on a per share price equal to the average of the closing price of our common stock for the 10 trading days immediately preceding the date the deferred compensation is credited to the director’s account. During fiscal years 2019, 2018, and 2017 no common stock was issued in connection with director retirements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the stock equivalent activity for fiscal 2019:

	Stock Equivalents	Weighted- Average Grant Date Fair Value
Stock equivalents outstanding at September 30, 2018	94,390	$36.35
Deferred directors’ compensation	3,277	$79.95
Dividend equivalents	2,338	$82.87
Stock equivalents outstanding at September 29, 2019	100,005	$38.87

14.    STOCKHOLDERS’ DEFICIT
Repurchases of common stock — As of September 29, 2019, there was approximately $175.7 million remaining under a Board-authorized stock buyback program, which expires in November 2020. During fiscal 2019, we repurchased 1.4 million shares at an aggregate cost of $125.3 million. Repurchases of common stock included in our consolidated statements of cash flows for fiscal 2019 and 2018 exclude $2.0 million and $14.4 million, respectively, related to repurchase transactions traded in the respective fiscal year that settled in the next applicable fiscal year. Repurchases of common stock for fiscal 2017 includes $7.2 million related to repurchase transactions traded in the prior fiscal year that settled in fiscal year 2017.
Dividends — In fiscal 2019, the Board of Directors declared four cash dividends of $0.40 per share totaling $41.4 million. Future dividends are subject to approval by our Board of Directors.
15.    AVERAGE SHARES OUTSTANDING
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
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding in each fiscal year (in thousands):

	2019	2018	2017
Weighted-average shares outstanding — basic	25,823	28,499	30,630
Effect of potentially dilutive securities:
Nonvested stock awards and units	211	240	182
Stock options	10	40	59
Performance share awards	24	28	43
Weighted-average shares outstanding — diluted	26,068	28,807	30,914
Excluded from diluted weighted-average shares outstanding:
Antidilutive	186	150	76
Performance conditions not satisfied at the end of the period	65	44	53

16.    COMMITMENTS, CONTINGENCIES AND LEGAL MATTERS
Commitments — As of September 29, 2019, we had unconditional purchase obligations during the next five fiscal years as follows (in thousands):

2020	$854,100
2021	465,600
2022	257,300
2023	155,300
2024	153,100
Total	$1,885,400

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
Gessele v. Jack in the Box Inc. — In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. In February 2019, plaintiff’s counsel reduced their earlier demand from $62.0 million to $42.0 million. We have accrued an amount that is not material to our consolidated financial statements relating to claims for which we believe a loss is both probable and estimable. We continue to believe that no additional losses are probable beyond this accrual and we cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond this accrual. We plan to vigorously defend against this lawsuit. Nonetheless, an unfavorable resolution of this matter in excess of our current accrued loss contingencies could have a material adverse effect on our business, results of operations, liquidity, or financial condition.
Ramirez v. Jack in the Box Inc. — On June 11, 2019, an unfavorable jury verdict was delivered in a wrongful termination lawsuit against the Company in Los Angeles Superior Court. The plaintiff in the case was a restaurant employee who was terminated in 2013. The jury’s verdict included $5.4 million in compensatory damages and $10.0 million in punitive damages. The Company filed post-trial motions with the trial judge for the purpose of setting aside or significantly reducing damages. These motions were granted, resulting in a reduction of damages from $15.4 million to $3.2 million. The plaintiff accepted the reduction. In October 2019, the plaintiff’s counsel filed a motion for attorney’s fees in the amount of $5.1 million.  We intend to file an opposition to the motion in December 2019, and the hearing on the motions is scheduled for January 2020.  As of September 29, 2019, we have recorded an accrual for legal settlement of $8.3 million within “Accrued liabilities” and a litigation insurance recovery receivable of $8.3 million, which represents the expected payment of the settlement by the Company’s insurance carriers, within “Accounts and other receivable, net” in our consolidated balance sheet.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	2019	2018	2017
Cash paid during the year for:
Income tax payments	$14,906	$56,183	$92,678
Interest, net of amounts capitalized	$46,227	$43,692	$33,857

Non-cash investing and financing transactions:
Increase in notes receivable from the sale of company-operated restaurants	$—	$70,461	$—
Increase in dividends accrued or converted to common stock equivalents	$247	$276	$308
Decrease in equipment capital lease obligations from the sale of company-operated restaurants, closure of stores, and termination of equipment leases	$—	$3,617	$5,631
Decrease in capital lease obligations from the termination of building leases	$41	$271	$237
Equipment capital lease obligations incurred	$20	$98	$924
Consideration for franchise acquisitions	$—	$—	$13,809
(Decrease) increase in obligations for purchases of property and equipment	$(2,117)	$822	$766
(Decrease) increase in obligations for treasury stock repurchases	$(12,337)	$14,362	$(7,208)

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION (in thousands)

	September 29, 2019	September 30, 2018
Accounts and other receivables, net:
Trade	$36,907	$35,877
Notes receivable	278	11,480
Income tax receivable	160	5,637
Other	10,855	6,123
Allowance for doubtful accounts	(2,965)	(1,695)
	$45,235	$57,422
Prepaid expenses:
Prepaid income taxes	$579	$4,837
Prepaid advertising	1,838	4,318
Other	6,598	5,288
	$9,015	$14,443
Other assets, net:
Company-owned life insurance policies	$112,753	$109,908
Deferred rent receivable	49,333	48,372
Franchise tenant improvement allowance	26,925	22,506
Other	17,674	18,480
	$206,685	$199,266
Accrued liabilities:
Insurance	$27,888	$35,405
Payroll and related taxes	31,095	29,498
Sales and property taxes	4,268	4,555
Gift card liability	2,036	2,081
Percentage rent accrual	1,182	1,092
Deferred franchise fees	4,978	375
Other	48,636	33,916
	$120,083	$106,922
Other long-term liabilities:
Defined benefit pension plans	$120,260	$69,012
Deferred franchise fees	41,295	—
Straight-line rent accrual	29,537	31,762
Other	72,678	92,675
	$263,770	$193,449

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    UNAUDITED QUARTERLY RESULTS OF OPERATIONS (in thousands, except per share data)

	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2019	January 20, 2019	April 14, 2019	July 7, 2019	September 29, 2019
Revenues	$290,786	$215,727	$222,359	$221,235
Earnings from operations	$58,324	$47,123	$48,261	$48,515
Net earnings	$34,098	$25,089	$13,189	$22,061
Net earnings per share:
Basic	$1.32	$0.97	$0.51	$0.86
Diluted	$1.31	$0.96	$0.50	$0.85
	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2018	January 21, 2018	April 15, 2018	July 8, 2018	September 30, 2018
Revenues	$294,463	$209,772	$187,983	$177,472
Earnings from operations	$72,807	$46,820	$76,340	$35,647
Net earnings	$12,190	$47,605	$45,307	$16,269
Net earnings per share:
Basic	$0.41	$1.64	$1.62	$0.61
Diluted	$0.41	$1.62	$1.60	$0.60

20.    SUBSEQUENT EVENTS
On November 15, 2019, the Board of Directors declared a cash dividend of $0.40 per share, to be paid on December 20, 2019 to shareholders of record as of the close of business on December 5, 2019. Future dividends will be subject to approval by our Board of Directors.
On November 15, 2019, the Board of Directors authorized an additional $100.0 million stock buy-back program that expires on November 30, 2021.