Form 10-Q
period 2020-01-19
JACK IN THE BOX INC /NEW/
filed 2020-02-20
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 19, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from ________to________.
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

Large accelerated filer	☑	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☑
As of the close of business February 14, 2020, 22,630,771 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	January 19, 2020	September 29, 2019
ASSETS
Current assets:
Cash	$19,914	$125,536
Restricted cash	18,372	26,025
Accounts and other receivables, net	53,576	45,235
Inventories	2,029	1,776
Prepaid expenses	13,665	9,015
Current assets held for sale	7,760	16,823
Other current assets	3,037	2,718
Total current assets	118,353	227,128
Property and equipment:
Property and equipment, at cost	1,155,356	1,176,241
Less accumulated depreciation and amortization	(793,851)	(784,307)
Property and equipment, net	361,505	391,934
Other assets:
Operating lease right-of-use assets	884,213	—
Intangible assets, net	37	425
Goodwill	46,747	46,747
Deferred tax assets	66,675	85,564
Other assets, net	212,783	206,685
Total other assets	1,210,455	339,421
	$1,690,313	$958,483
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$13,786	$774
Current operating lease liabilities	158,779	—
Accounts payable	23,467	37,066
Accrued liabilities	118,289	120,083
Total current liabilities	314,321	157,923
Long-term liabilities:
Long-term debt, net of current maturities	1,262,737	1,274,374
Long-term operating lease liabilities, net of current portion	767,819	—
Other long-term liabilities	186,589	263,770
Total long-term liabilities	2,217,145	1,538,144
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,255,912 and 82,159,002 issued, respectively	823	822
Capital in excess of par value	483,739	480,322
Retained earnings	1,572,586	1,577,034
Accumulated other comprehensive loss	(88,995)	(140,006)
Treasury stock, at cost, 59,646,773 and 57,760,573 shares, respectively	(2,809,306)	(2,655,756)
Total stockholders’ deficit	(841,153)	(737,584)
	$1,690,313	$958,483
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	January 19, 2020	January 20, 2019
Revenues:
Company restaurant sales	$105,364	$102,832
Franchise rental revenues	96,084	83,890
Franchise royalties and other	52,466	52,250
Franchise contributions for advertising and other services	53,759	51,814
	307,673	290,786
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging	31,348	29,616
Payroll and employee benefits	31,890	30,274
Occupancy and other	15,958	16,013
Total company restaurant costs	79,196	75,903
Franchise occupancy expenses (excluding depreciation and amortization)	64,517	50,713
Franchise support and other costs	4,676	2,845
Franchise advertising and other services expenses	55,224	54,270
Selling, general and administrative expenses	28,248	24,083
Depreciation and amortization	16,728	17,169
Impairment and other charges, net	(9,291)	7,698
Gains on the sale of company-operated restaurants	(1,575)	(219)
	237,723	232,462
Earnings from operations	69,950	58,324
Other pension and post-retirement expenses, net	38,978	456
Interest expense, net	19,942	17,374
Earnings from continuing operations and before income taxes	11,030	40,494
Income tax expense	3,133	9,373
Earnings from continuing operations	7,897	31,121
Earnings from discontinued operations, net of income taxes	—	2,977
Net earnings	$7,897	$34,098

Net earnings per share - basic:
Earnings from continuing operations	$0.33	$1.20
Earnings from discontinued operations	—	0.11
Net earnings per share (1)	$0.33	$1.32
Net earnings per share - diluted:
Earnings from continuing operations	$0.33	$1.19
Earnings from discontinued operations	—	0.11
Net earnings per share (1)	$0.33	$1.31

Cash dividends declared per common share	$0.40	$0.40
____________________________
(1)Earnings per share may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 19, 2020	January 20, 2019
Net earnings	$7,897	$34,098
Cash flow hedges:
Net change in fair value of derivatives	—	(7,167)
Net loss reclassified to earnings	—	479
	—	(6,688)
Tax effect	—	1,723
	—	(4,965)
Unrecognized periodic benefit costs:
Actuarial gains arising during the period	28,583	—
Actuarial losses and prior service costs reclassified to earnings	40,310	1,205
	68,893	1,205
Tax effect	(17,882)	(311)
	51,011	894

Other comprehensive income (loss), net of taxes	51,011	(4,071)

Comprehensive income	$58,908	$30,027
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 19, 2020	January 20, 2019
Cash flows from operating activities:
Net earnings	$7,897	$34,098
Earnings from discontinued operations	—	2,977
Earnings from continuing operations	7,897	31,121
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	16,728	17,169
Amortization of franchise tenant improvement allowances and other	1,151	530
Deferred finance cost amortization	1,755	704
Tax deficiency (excess tax benefit) from share-based compensation arrangements	196	(50)
Deferred income taxes	2,010	(783)
Share-based compensation expense	3,184	1,909
Pension and postretirement expense	38,978	456
(Gains) losses on cash surrender value of company-owned life insurance	(3,374)	2,863
Gains on the sale of company-operated restaurants	(1,575)	(219)
(Gains) losses on the disposition of property and equipment, net	(10,437)	635
Non-cash operating lease costs	(7,668)	—
Impairment charges and other	—	387
Changes in assets and liabilities, excluding dispositions:
Accounts and other receivables	(5,619)	(3,154)
Inventories	(253)	(232)
Prepaid expenses and other current assets	(4,957)	6,224
Accounts payable	(7,984)	6,365
Accrued liabilities	(1,558)	(16,298)
Pension and postretirement contributions	(2,025)	(2,111)
Franchise tenant improvement allowance distributions	(3,682)	(3,247)
Other	(80)	(4,668)
Cash flows provided by operating activities	22,687	37,601
Cash flows from investing activities:
Purchases of property and equipment	(7,202)	(11,183)
Proceeds from the sale of property and equipment	20,618	270
Proceeds from the sale and leaseback of assets	17,373	—
Proceeds from the sale of company-operated restaurants	1,575	133
Collections on notes receivable	—	6,517
Cash flows provided by (used in) investing activities	32,364	(4,263)
Cash flows from financing activities:
Borrowings on revolving credit facilities	—	114,298
Repayments of borrowings on revolving credit facilities	—	(117,300)
Principal repayments on debt	(198)	(10,907)
Debt issuance costs	(216)	(17)
Dividends paid on common stock	(9,412)	(10,305)
Proceeds from issuance of common stock	184	114
Repurchases of common stock	(155,576)	(14,362)
Change in book overdraft	—	9,234
Payroll tax payments for equity award issuances	(3,108)	(2,498)
Cash flows used in financing activities	(168,326)	(31,743)
Net (decrease) increase in cash and restricted cash	(113,275)	1,595
Cash and restricted cash at beginning of period	151,561	2,705
Cash and restricted cash at end of period	$38,286	$4,300
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. The following table summarizes the number of restaurants as of the end of each period:

	January 19, 2020	January 20, 2019
Company-operated	137	137
Franchise	2,107	2,104
Total system	2,244	2,241
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
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended September 29, 2019 (“2019 Form 10-K”). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our 2019 Form 10-K with the exception of the new lease accounting standard adopted in fiscal 2020, which is described below.
In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for these interim periods have been included. Operating results for one interim period are not necessarily indicative of the results for any other interim period or for the full year.
Segment reporting — The Company is comprised of one operating segment.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2020 and 2019 include 52 weeks. Our first quarter includes 16-weeks and all other quarters include 12-weeks. All comparisons between 2020 and 2019 refer to the 16-weeks (“quarter”) ended January 19, 2020 and January 20, 2019, respectively, unless otherwise indicated.
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
Advertising costs — We administer a marketing fund which includes contractual contributions. In 2020 and 2019, marketing fund contributions from franchise and company-operated restaurants were approximately 5.0% of gross revenues. In 2019, incremental contributions made by the Company were $2.0 million. There have been no incremental contributions made in 2020.
Total contributions made by the Company, including incremental contributions, are included in “Selling, general, and administrative expenses” in the accompanying condensed consolidated statements of earnings and totaled $5.3 million and $7.2 million in 2020 and 2019, respectively.
Effect of new accounting pronouncements adopted in fiscal 2020 — We adopted ASU 2016-02, Leases (Topic 842) (“ASC 842”) in the first quarter of 2020. The new guidance requires the recognition of lease liabilities, representing future minimum lease payments on a discounted basis, and corresponding right-of-use (“ROU”) assets on the balance sheet for most leases. The Company adopted the new guidance in the first quarter of 2020 using the alternative transition method; therefore, the comparative period has not been restated and continues to reported under the previous lease guidance.
We elected the transition package of three practical expedients, which, among other items, permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also elected the short-term lease recognition exemption for all leases that qualify, permitting us to not apply the recognition requirements of this standard to leases with a term of 12 months or less, and an accounting policy to not separate lease and non-lease components for underlying assets subject to real estate leases. As lessor, we elected for all classes of underlying leased assets to account for lease and non-lease components, primarily property taxes and maintenance, as a single lease component. We did not elect the use-of-hindsight practical expedient, and therefore continued to utilize lease terms determined under the existing lease guidance.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The adoption had a material impact on our consolidated balance sheet. As a result of the adoption, we recognized operating lease assets and liabilities of $881 million and $931 million, respectively, at the date of adoption. The ROU assets were adjusted for certain lease-related assets and liabilities at adoption, primarily comprised of straight-line rent accruals of $29.0 million, incentives and unfavorable lease liabilities of $2.1 million, sublease loss and exit-related lease liabilities of $19.4 million, which were previously reported in “Accrued liabilities” and “Other long-term liabilities”, as well as favorable lease assets of $0.4 million, which were previously reported in “Intangible assets, net” in our condensed consolidated balance sheet. We also recorded a cumulative adjustment to opening retained earnings of $2.9 million, net of tax, as a result of the impairment of certain newly recognized ROU assets and derecognition of deferred gains and losses on sale-leaseback transactions upon transition to the new guidance.
The effects of the changes made to the Company's condensed consolidated balance sheet as of September 29, 2019 for the adoption of the new lease guidance were as follows (in thousands):

	Balance at September 29, 2019	Adjustments due to ASC 842 adoption	Balance at September 30, 2019
Assets
Other assets:
Operating lease ROU assets	$—	$880,564	$880,564
Intangible assets, net	$425	$(386)	$39
Deferred income taxes	$85,564	$1,006	$86,570
Liabilities and Stockholders’ Deficit
Current liabilities:
Current operating lease liabilities	$—	$159,821	$159,821
Accrued liabilities	$120,083	$(4,702)	$115,381
Long-term liabilities:
Long-term operating lease liabilities, net of current portion	$—	$770,818	$770,818
Other long-term liabilities	$263,770	$(41,883)	$221,887
Stockholders’ deficit:
Retained earnings	$1,577,034	$(2,870)	$1,574,164

The accounting guidance for lessors remains largely unchanged from previous guidance, except for the presentation of certain lease costs that the Company passes through to lessees, including but not limited to, property taxes and maintenance. These costs are generally paid by the Company and reimbursed by the lessee. Historically, these costs have been recorded on a net basis in our condensed consolidated statements of earnings but are now presented gross upon adoption of the new guidance. As a result, we expect annual revenues and expenses reported in “Franchise rental revenues” and “Franchise occupancy expenses” to increase by approximately $37 million in fiscal 2020. Refer to Note 4, Leases, for further information on our leases and the impact on the Company’s accounting policies.
Effect of new accounting pronouncements to be adopted in future periods — In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. Companies can choose to adopt the new guidance prospectively or retrospectively. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements and do not expect there to be a material impact upon adoption.

2.REVENUE
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregation of revenue — The following table disaggregates revenue by primary source (in thousands):

	Sixteen Weeks Ended
	January 19, 2020	January 20, 2019
Sources of revenue:
Company restaurant sales	$105,364	$102,832
Franchise rental revenues	96,084	83,890
Franchise royalties	50,243	49,507
Marketing fees	48,835	47,863
Technology and sourcing fees	4,924	3,951
Franchise fees and other services	2,223	2,743
Total revenue	$307,673	$290,786

Contract liabilities — Our contract liabilities consist of deferred revenue resulting from initial fees received from franchisees for new restaurant openings or new franchise terms, which are generally recognized over the franchise term. We classify these contract liabilities as “Accrued liabilities” and “Other long-term liabilities” in our condensed consolidated balance sheets.
A summary of significant changes in our contract liabilities is presented below (in thousands):

	Sixteen Weeks Ended
	January 19, 2020	January 20, 2019
Deferred franchise fees at beginning of period	$46,273	$50,018
Revenue recognized during the period	(1,632)	(1,592)
Additions during the period	895	500
Deferred franchise fees at end of period	$45,536	$48,926

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied as of January 19, 2020 (in thousands):

Remainder of 2020	$3,411
2021	4,926
2022	4,726
2023	4,572
2024	4,379
Thereafter	23,522
$45,536

We have applied the optional exemption, as provided for under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

3.SUMMARY OF REFRANCHISINGS AND FRANCHISEE DEVELOPMENT
Refranchisings and franchisee development — Franchisees opened 11 new restaurants in 2020, compared to 9 in the prior year, and closed 10 restaurants in fiscal 2020, compared to 5 in 2019. In both comparative periods no company-operated restaurants were sold to franchisees. In 2020 and 2019, amounts presented in “Gains on the sale of company-operated restaurants” of $1.6 million and $0.2 million, respectively, pertain to meeting certain contingent consideration provisions included in the sale of restaurants in previous years.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
4.LEASES
Nature of leases — We own restaurant sites and we also lease restaurant sites from third parties. Some of these owned or leased sites are leased and/or subleased to franchisees. Initial terms of our real estate leases are generally 20 years, exclusive of options to renew, which are generally exercisable at our sole discretion for 1 to 20 years. In some instances, our leases have provisions for contingent rentals based upon a percentage of defined revenues. Many of our restaurants also have rent escalation clauses and require the payment of property taxes, insurance, and maintenance costs. Variable lease costs include contingent rent, cost-of-living index adjustments, and payments for additional rent such as real estate taxes, insurance and common area maintenance, which are excluded from the measurement of the lease liability. We also lease certain restaurant and office equipment with initial terms generally ranging from 3 to 8 years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
As lessor, our leases and subleases primarily consist of restaurants that have been leased to franchisees subsequent to refranchising transactions. The lease descriptions, terms, variable lease payments and renewal options are generally the same as the lessee leases described above. Revenues from leasing arrangements with our franchisees are presented in “Franchise rental revenues” in the accompanying condensed consolidated statements of earnings, and the related expenses are presented in “Franchise occupancy expenses.”
Significant assumptions and judgements — We evaluate the contracts entered into by the Company to determine whether such contracts contain leases. A contract contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. At commencement, contracts containing a lease are further evaluated for classification as an operating or finance lease where the Company is a lessee, or as an operating, sales-type or direct financing lease where the Company is a lessor, based on their terms.
The lease term and incremental borrowing rate for each lease requires judgement by management and can impact the classification of our leases as well as the value of our lease assets and liabilities. When determining the lease term, we consider option periods available, and include option periods in the measurement of the lease ROU asset and lease liability where the exercise is reasonably certain to occur. As our leases do not provide an implicit discount rate, we have determined it is appropriate to use our estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, in calculating our lease liabilities.
Company as Lessee
Leased assets and liabilities consisted of the following as of January 19, 2020 (in thousands):

January 19, 2020
Assets:
Operating lease ROU assets	$884,213
Finance lease ROU assets (1)	2,742
Total ROU assets	$886,955
Liabilities:
Current operating lease liabilities	$158,779
Current finance lease liabilities (2)	786
Long term operating lease liabilities	767,819
Long-term finance lease liabilities (2)	2,609
Total lease liabilities	$929,993
____________________________
(1)Included in “Property and equipment, net” on our condensed consolidated balance sheet.
(2)Included in “Current maturities of long-term debt” and “Long-term debt, net of current maturities” on our condensed consolidated balance sheet.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents our lease cost components and other supplemental information related to our leases (dollars in thousands):

Sixteen Weeks Ended
January 19, 2020
Lease costs:
Finance lease cost:
Amortization of ROU assets (1)	$234
Interest on lease liabilities (2)	33
Operating lease cost (3)	58,512
Short-term lease cost (3)	1
Variable lease cost (3)(4)	12,507
$71,287
Weighted-average remaining lease term (in years):
Finance leases	3.9
Operating leases	8.0
Weighted-average discount rate:
Finance leases	3.4%
Operating leases	3.9%
____________________________
(1)Included in “Depreciation and amortization” in our condensed consolidated statement of earnings.
(2)Included in “Interest expense, net” in our condensed consolidated statement of earnings.
(3)Operating lease, short-term and variable lease costs associated with franchisees and company-operated restaurants are included in “Franchise occupancy expenses” and “Occupancy and other”, respectively in our condensed consolidated statement of earnings. For our closed restaurants, these costs are included in “Impairment and other, net” and all other costs are included in “Selling, general and administrative expenses”.
(4)Includes $11.6 million of property taxes and common area maintenance costs which are reimbursed by sub-lessees.
The following table presents as of January 19, 2020, future minimum lease payments for non-cancellable leases (in thousands):

	Finance Leases	Operating Leases
Fiscal year:
Remainder of 2020	$647	$130,553
2021	879	193,874
2022	879	153,011
2023	866	124,843
2024	390	94,034
Thereafter	40	386,822
Total minimum lease payments	$3,701	$1,083,137
Less: imputed interest	(306)	(156,539)
Present value of lease liability	$3,395	$926,598

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents as of September 29, 2019, future minimum lease payments for non-cancellable leases (in thousands):

	Capital Leases	Operating Leases
Fiscal year:
2020	$879	$193,313
2021	879	186,226
2022	879	145,794
2023	864	117,753
2024	396	87,420
Thereafter	40	363,505
Total minimum lease payments	$3,937	$1,094,011
Less: imputed interest	(343)
Present value of lease liability	$3,594

The following table includes supplemental cash flow and non-cash information related to our lessee leases (in thousands):

Sixteen Weeks Ended
January 19, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$65,996
Operating cash flows from financing leases	$33
Financing cash flows from financing leases	$198
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$51,311
Financing leases	$—

Sale leaseback transactions — In 2020, we completed a sale leaseback transaction of a multi-tenant commercial property in Los Angeles, California and leased back the parcel on which a company-operated restaurant is located. The Company received net proceeds of $17.4 million and recognized a $0.2 million loss on the sale. The initial term on the lease is 20 years and has been accounted for as an operating lease.
In 2020, we completed the sale of one of our corporate office buildings as we move forward with our previously announced consolidation of our headquarters. We entered into a lease with the buyer to leaseback the property for up to 18 months with an option to terminate earlier without penalty, upon providing a 90-day notice. The net proceeds received on the sale was $20.6 million and the lease has been accounted for as an operating lease. A gain on the sale of $10.8 million was recognized during the quarter, and is presented within “Impairment and other charges, net” in our condensed consolidated statement of earnings.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Company as Lessor
The following table presents rental income (in thousands):

	Sixteen Weeks Ended
	January 19, 2020
	Owned Properties	Leased Properties	Total
Operating lease income - franchise	$6,095	$66,568	$72,663
Variable lease income - franchise	2,716	20,704	23,420
Franchise rental revenues	$8,811	$87,272	$96,083
Operating lease income - closed restaurants and other (1)	$—	$2,057	$2,057
____________________________
(1)Primarily relates to closed restaurant properties included in “Impairment and other, net” in our condensed consolidated statement of earnings.
The following table presents as of January 19, 2020, future minimum rental receipts for non-cancellable leases and subleases (in thousands):

January 19, 2020
Fiscal year:
Remainder of 2020	$159,654
2021	256,052
2022	232,129
2023	225,488
2024	200,425
Thereafter	1,237,167
Total minimum rental receipts	$2,310,915

The following table presents as of September 29, 2019, future minimum rental receipts for non-cancellable leases and subleases (in thousands):

September 29, 2019
Fiscal year:
2020	$239,219
2021	255,315
2022	231,394
2023	224,605
2024	199,442
Thereafter	1,215,811
Total minimum rental receipts	$2,365,786

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (2) (Level 1)	Significant Other Observable Inputs (2) (Level 2)	Significant Unobservable Inputs (2) (Level 3)
Fair value measurements as of January 19, 2020:
Non-qualified deferred compensation plan (1)	$29,857	$29,857	$—	$—
Total liabilities at fair value	$29,857	$29,857	$—	$—
Fair value measurements as of September 29, 2019:
Non-qualified deferred compensation plan (1)	$30,104	$30,104	$—	$—
Total liabilities at fair value	$30,104	$30,104	$—	$—
____________________________
(1)We maintain an unfunded defined contribution plan for key executives and other members of management. The fair value of this obligation is based on the closing market prices of the participants’ elected investments. The obligation is included in “Accrued liabilities” and “Other long-term liabilities” on our condensed consolidated balance sheets.
(2)We did not have any transfers in or out of Level 1, 2 or 3.
At January 19, 2020, the carrying value of our Class A-2 Notes was $1,300.0 million and fair value was $1,332.0 million. The fair value of the Class A-2 Notes was estimated using Level 2 inputs based on quoted market prices in markets that are not considered active markets. The estimated fair values of our finance lease obligations approximated their carrying values as of January 19, 2020.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Non-financial assets and liabilities — Our non-financial instruments, which primarily consist of property and equipment, operating lease right-of-use assets, goodwill and intangible assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on an annual basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial instruments are assessed for impairment. If applicable, the carrying values are written down to fair value.
In connection with our impairment reviews performed during 2020, no material fair value adjustments were required. Refer to Note 7, Impairment and Other Charges, Net, for additional information regarding impairment charges.

6.DERIVATIVE INSTRUMENTS
Interest rate swaps — We have used interest rate swaps to mitigate interest rate volatility with regard to variable rate borrowings under our senior credit facility. In June 2015, we entered into forward-starting interest rate swap agreements that effectively converted $500.0 million of our variable rate borrowings to a fixed rate from October 2018 through October 2022. These agreements were designated as cash flow hedges under the terms of the FASB authoritative guidance for derivatives and hedging. Since they were effective in offsetting the variability of the hedged cash flows, changes in the fair values of the derivatives were not included in earnings, but were included in other comprehensive income (“OCI”). These changes in fair value were subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments were made on our variable rate debt.
Effective July 2, 2019, the Company terminated all interest rate swap agreements in anticipation of the securitization transaction and related retirement of our senior credit facility in the fourth quarter of 2019. During fiscal 2019, our interest rate swaps had no hedge ineffectiveness.
Financial performance — The following table summarizes the OCI activity related to our interest rate swap derivative instruments and the amounts reclassified from accumulated OCI (in thousands):

	Location in Income	Sixteen Weeks Ended
		January 20, 2019
Loss recognized in OCI	N/A	$(7,167)
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$479

7.IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 19, 2020	January 20, 2019
Restructuring costs	$1,045	$5,840
Costs of closed restaurants and other	101	866
Accelerated depreciation	—	416
(Gains) losses on disposition of property and equipment, net (1)	(10,437)	576
	$(9,291)	$7,698
____________________________
(1)In 2020, includes a $10.8 million gain related to the sale of one of our corporate office buildings. Refer to Note 4, Leases, for further information.

Restructuring costs — Restructuring charges include costs resulting from the exploration of strategic alternatives (the “Strategic Alternatives Evaluation”) in 2019, which was concluded in the third quarter of 2019, and a plan that management initiated to reduce our general and administrative costs.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a summary of our restructuring costs (in thousands):

	Sixteen Weeks Ended
	January 19, 2020	January 20, 2019
Employee severance and related costs	$1,045	$4,506
Strategic Alternatives Evaluation (1)	—	1,334
	$1,045	$5,840
____________________________
(1) Strategic Alternative Evaluation costs primarily relate to third party advisory services.
We do not expect any significant severance and related costs for the remainder of fiscal 2020 related to these initiatives.
Total accrued severance costs related to our restructuring activities are included in “Accrued liabilities” on our condensed consolidated balance sheets, and changed as follows during 2020 (in thousands):

Balance as of September 29, 2019	$2,100
Costs incurred	1,019
Cash payments	(2,134)
Balance as of January 19, 2020	$985

8.INCOME TAXES
The income tax provisions reflect tax rates of 28.4% in 2020 and 23.1% in 2019. The major components of the year- over-year change in tax rates were a decrease in operating earnings before income tax, an adjustment related to state taxes recorded in the first quarter of 2019, an increase in the tax deficiency on stock compensation, partially offset by an increase in gains from the market performance of insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2020 rate could differ from our current estimates.
The following is a summary of the components of each tax rate (dollars in thousands):

	Sixteen Weeks Ended
	January 19, 2020		January 20, 2019
Income tax expense at statutory rate	$2,868	26.0%	$10,434	25.8%
Stock compensation tax deficiency (excess tax benefit)	196	1.8%	(50)	(0.1)%
Company-owned life insurance policies	(99)	(0.9)%	231	0.6%
Adjustment to state tax provision	—	—%	(1,027)	(2.6)%
Other	168	1.5%	(215)	(0.5)%
(1)	$3,133	28.4%	$9,373	23.1%
____________________________
(1)Percentages may not add due to rounding.

9.RETIREMENT PLANS
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
In the fourth quarter of 2019, the Company amended its Qualified Plan to add a limited lump sum payment window whereby certain terminated participants with a vested pension benefit could elect to receive either an immediate lump sum or a monthly annuity payment of their accrued benefit. The offering period began September 16, 2019 and ended October 31, 2019. The participants that elected a lump sum benefit under the program were paid in December 2019, which triggered settlement accounting. As a result of the offering, the Company’s Qualified Plan paid $122.3 million from its plan assets to those who accepted the offer, thereby reducing the plan’s pension benefit obligation (“PBO”). The transaction had no cash impact to the Company but did result in a non-cash settlement charge of $38.6 million in the first quarter of fiscal 2020.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Postretirement healthcare plans — We also sponsor two healthcare plans, closed to new participants, that provide postretirement medical benefits to certain employees who have met minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and they contain other cost-sharing features such as deductibles and coinsurance.
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Sixteen Weeks Ended
	January 19, 2020	January 20, 2019
Defined benefit pension plans:
Interest cost	$5,076	$7,048
Expected return on plan assets (1)	(6,656)	(8,104)
Pension settlement (2)	38,606	—
Actuarial loss (2)	1,672	1,219
Amortization of unrecognized prior service costs (2)	26	35
Net periodic benefit cost	$38,724	$198
Postretirement healthcare plans:
Interest cost	$248	$307
Actuarial loss (gain) (2)	6	(49)
Net periodic benefit cost	$254	$258
___________________________
(1)Based on a return on asset, net of administrative expenses, assumption of 5.8% determined at the end of fiscal 2019, subsequently updated to 5.9% as of December 31, 2019 upon remeasurement of the Qualified Plan’s assets and PBO as required by settlement accounting.
(2)Amounts were reclassified from accumulated OCI into net earnings as a component of “Other pension and post-retirement expenses, net.”
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2019, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding 2020 contributions are as follows (in thousands):

	SERP	Postretirement Healthcare Plans
Net year-to-date contributions	$1,639	$386
Remaining estimated net contributions during fiscal 2020	$3,732	$1,011

We continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. We do not anticipate making any contributions to our Qualified Plan in fiscal 2020.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.STOCKHOLDERS’ DEFICIT
Summary of changes in stockholders’ deficit — A reconciliation of the beginning and ending amounts of stockholders’ deficit is presented below (in thousands):

	Sixteen Weeks Ended
	January 19, 2020	January 20, 2019
Balance at beginning of period	$(737,584)	$(591,699)
Shares issued under stock plans, including tax benefit	184	115
Share-based compensation	3,184	1,909
Dividends declared	(9,425)	(10,318)
Purchases of treasury stock	(153,550)	—
Net earnings	7,897	34,098
Other comprehensive income (loss), net of taxes	51,011	(4,071)
Cumulative-effect from a change in accounting principle	(2,870)	(37,330)
Balance at end of period	$(841,153)	$(607,296)

Repurchases of common stock — The Company repurchased 1.9 million shares of its common stock in the first quarter of fiscal 2020 at an average price of $81.41 per share for an aggregate cost of $153.5 million. As of January 19, 2020, this leaves approximately $122.2 million remaining under share repurchase programs authorized by the Board of Directors, consisting of $22.2 million that expires in November 2020 and $100.0 million that expires in November 2021.
Repurchases of common stock included in our condensed consolidated statement of cash flows for fiscal 2020 include $2.0 million related to repurchase transactions traded in the prior year but settled in 2020.
Dividends — During 2020, the Board of Directors declared a cash dividend of $0.40 per common share totaling $9.4 million. Future dividends are subject to approval by our Board of Directors.

11.AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Sixteen Weeks Ended
	January 19, 2020	January 20, 2019
Weighted-average shares outstanding – basic	23,741	25,907
Effect of potentially dilutive securities:
Nonvested stock awards and units	181	208
Stock options	7	11
Performance share awards	7	2
Weighted-average shares outstanding – diluted	23,936	26,128
Excluded from diluted weighted-average shares outstanding:
Antidilutive	224	186
Performance conditions not satisfied at the end of the period	80	89

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.CONTINGENCIES AND LEGAL MATTERS
Legal matters — We assess contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that liability is adverse to the Company and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates.
Gessele v. Jack in the Box Inc. — In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. In February 2019, plaintiff’s counsel reduced their earlier demand from $62.0 million to $42.0 million. In November 2019, the court issued a ruling on various dispositive motions, disallowing approximately $25.0 million in claimed damages. We have accrued an amount that is not material to our consolidated financial statements relating to claims for which we believe a loss is both probable and estimable. While we believe that additional losses beyond this accrual are reasonably possible, we cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond this accrual. The parties are participating in a voluntary mediation on March 16, 2020. If the case does not resolve at mediation, we will continue to vigorously defend against this lawsuit.
Marquez v. Jack in the Box Inc. — In August 2017, a former employee filed a class action lawsuit in California state court and as a Private Attorney General Act (“PAGA”) representative suit alleging that the Company failed to provide all non-exempt California employees with compliant rest and meal breaks, overtime pay, accurate wage statements, and final pay upon termination of employment. On January 29, 2020, the parties participated in voluntary mediation and reached a tentative agreement to settle the case. The settlement agreement is subject to documentation and court approval. During the first quarter of 2020, commensurate with the anticipated settlement, we recorded an accrual for legal settlement of $3.8 million.
Ramirez v. Jack in the Box Inc. — On June 11, 2019, an unfavorable jury verdict was delivered in a wrongful termination lawsuit against the Company in Los Angeles Superior Court. Plaintiff in the case was a restaurant employee who was terminated in 2013. The jury’s verdict included $5.4 million in compensatory damages and $10.0 million in punitive damages. The Company filed post-trial motions with the trial judge for the purpose of setting aside or significantly reducing damages. These motions were granted, resulting in a reduction of damages from $15.4 million to $3.2 million. The plaintiff accepted the reduction. In October 2019, the plaintiff’s counsel filed a motion for attorney’s fees in the amount of $5.1 million. On January 9, 2020, the court issued its ruling awarding $3.9 million in attorney fees. As of January 19, 2020, we have recorded an accrual for legal settlement of $7.3 million within “Accrued liabilities” and a litigation insurance recovery receivable of $7.3 million, which represents the expected payment of the settlement by the Company’s insurance carriers, within “Accounts and other receivable, net” in our condensed consolidated balance sheet.
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
13.DISCONTINUED OPERATIONS
Qdoba — In December 2017, we entered into a stock purchase agreement (the “Qdoba Purchase Agreement”) with the Buyer to sell all issued and outstanding shares of Qdoba. The Buyer completed the acquisition of Qdoba on March 21, 2018 (the “Qdoba Sale”).
We also entered into a Transition Services Agreement with the Buyer pursuant to which the Buyer received certain services (the “Services”) to enable it to operate the Qdoba business after the closing of the Qdoba Sale. The Services included information technology, finance and accounting, human resources, supply chain and other corporate support services. Under the Agreement, the Services were provided at cost for a period of up to 12 months, with two 3-month extensions available for certain services. As of September 21, 2019, we are no longer providing transition services to Qdoba. In 2019, we recorded $3.7 million in the quarter in income related to the Services as a reduction of “Selling, general and administrative expenses” in the condensed consolidated statements of earnings.
The following table presents Qdoba’s results of operations in periods which have been included in discontinued operations (in thousands, except per share data):

Sixteen Weeks Ended
January 20, 2019
Selling, general and administrative expenses	$(302)
Loss on Qdoba Sale	85
Earnings from discontinued operations before income taxes	217
Income tax benefit (1)	2,760
Earnings from discontinued operations, net of income taxes	$2,977

Basic and diluted earnings per share from discontinued operations:	$0.11
____________________________
(1)In fiscal 2019, the Company entered into a bilateral California election with Quidditch Acquisition, Inc. to retroactively treat the divestment of Qdoba Restaurant Corporation on March 21, 2018 as a sale of assets instead of a stock sale for income tax purposes. This election reduced the Company’s fiscal year 2018 California tax liability on the divestment by $2.8 million.
Lease guarantees — While all operating leases held in the name of Qdoba were part of the Qdoba Sale, some of the leases remain guaranteed by the Company pursuant to one or more written guarantees (the “Guarantees”). In the event Qdoba fails to meet its payment and performance obligations under such guaranteed leases, we may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Should we, as guarantor of the lease obligations, be required to make any lease payments due for the remaining term of the subject leases, the maximum amount we may be required to pay is approximately $31.2 million as of January 19, 2020. The lease terms extend for a maximum of approximately 16 more years as of January 19, 2020, and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event that we are obligated to make payments under the Guarantees, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. Qdoba continues to meet its obligations under these leases and there have not been any events that would indicate that Qdoba will not continue to meet the obligations of the leases. As such, we have not recorded a liability for the Guarantees as the likelihood of Qdoba defaulting on the assigned agreements was deemed to be less than probable.

14.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Sixteen Weeks Ended
	January 19, 2020	January 20, 2019
Non-cash investing and financing transactions:
Decrease in obligations for treasury stock repurchases	$2,025	$14,362
Decrease in obligations for purchases of property and equipment	$2,377	$4,927
Increase in dividends accrued or converted to common stock equivalents	$63	$58
Decrease in finance lease obligations from the termination of equipment and building leases	$—	$7

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15.SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	January 19, 2020	September 29, 2019
Accounts and other receivables, net:
Trade	$29,361	$36,907
Notes receivable	375	278
Income tax receivable	1,279	160
Property taxes receivable	17,713	32
Other	9,970	10,823
Allowance for doubtful accounts	(5,122)	(2,965)
	$53,576	$45,235
Prepaid expenses:
Prepaid income taxes	$7,470	$579
Prepaid advertising	32	1,838
Other	6,163	6,598
	$13,665	$9,015
Other assets, net:
Company-owned life insurance policies	$116,127	$112,753
Deferred rent receivable	49,419	49,333
Franchise tenant improvement allowance	28,702	26,925
Other	18,535	17,674
	$212,783	$206,685
Accrued liabilities:
Insurance	$27,852	$27,888
Payroll and related taxes	24,375	31,095
Deferred franchise fees	4,970	4,978
Sales and property taxes	8,731	4,268
Gift card liability	2,443	2,036
Other	49,918	49,818
	$118,289	$120,083
Other long-term liabilities:
Defined benefit pension plans	$88,455	$120,260
Deferred franchise fees	40,566	41,295
Straight-line rent accrual	—	29,537
Other	57,568	72,678
	$186,589	$263,770

16.SUBSEQUENT EVENTS
Dividends — On February 18, 2020, the Board of Directors declared a cash dividend of $0.40 per common share, to be paid on March 17, 2020 to shareholders of record as of the close of business on March 3, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2020 and 2019 refer to the 16-weeks (“quarter”) ended January 19, 2020 and January 20, 2019, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during 2020 and 2019, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 29, 2019.
Our MD&A consists of the following sections:
•Overview — a general description of our business and 2020 highlights.
•Financial reporting — a discussion of changes in presentation, if any.
•Results of operations — an analysis of our condensed consolidated statements of earnings for the periods presented in our condensed consolidated financial statements.
•Liquidity and capital resources — an analysis of our cash flows including pension and postretirement health contributions, capital expenditures, sale of company-operated restaurants, franchise tenant improvement allowance distributions, share repurchase activity, dividends, known trends that may impact liquidity and the impact of inflation, if applicable.
•Discussion of critical accounting estimates — a discussion of accounting policies that require critical judgments and estimates.
•New accounting pronouncements — a discussion of new accounting pronouncements, dates of implementation and the impact on our consolidated financial position or results of operations, if any.
•Cautionary statements regarding forward-looking statements — a discussion of the risks and uncertainties that may cause our actual results to differ materially from any forward-looking statements made by management.
We have included in our MD&A certain performance metrics that management uses to assess company performance and which we believe will be useful in analyzing and understanding our results of operations. These metrics include:
•Changes in sales at restaurants open more than one year (“same-store sales”), system restaurant sales, franchised restaurant sales, and average unit volumes (“AUVs”). Same-store sales, restaurant sales, and AUVs are presented for franchised restaurants and on a system-wide basis, which includes company and franchise restaurants. Franchise sales represent sales at franchise restaurants and are revenues of our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and percentage rent revenues are calculated based on a percentage of franchise sales. We believe franchise and system same-store sales, franchised and system restaurant sales, and AUV information are useful to investors as they have a direct effect on the Company’s profitability.
•Adjusted EBITDA, which represents net earnings on a generally accepted accounting principles (“GAAP”) basis excluding earnings or losses from discontinued operations, income taxes, interest expense, net, gains or losses on the sale of company-operated restaurants, impairment and other charges, net, depreciation and amortization, amortization of tenant improvement allowances and other, and pension settlement charges. We are presenting Adjusted EBITDA because we believe that it provides a meaningful supplement to net earnings of the Company's core business operating results, as well as a comparison to those of other similar companies. Management believes that Adjusted EBITDA, when viewed with the Company's results of operations in accordance with GAAP and the accompanying reconciliations within MD&A, provides useful information about operating performance and period-over-period change, and provides additional information that is useful for evaluating the operating performance of the Company's core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA permits investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
Same-store sales, system restaurant sales, franchised restaurant sales, AUVs, and Adjusted EBITDA are not measurements determined in accordance with GAAP and should not be considered in isolation, or as an alternative to earnings from operations, or other similarly titled measures of other companies.

OVERVIEW
As of January 19, 2020, we operated and franchised 2,244 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam.
The following summarizes the most significant events occurring year-to-date in fiscal 2020, and certain trends compared to a year ago:
•System same-store sales — System same-store sales are up 1.7% year-to-date as compared with the prior year primarily due to menu price increases, partially offset by changes in product mix and a decline in transactions.
•Company restaurant operations — Company restaurant costs as a percentage of company restaurant sales increased in 2020 to 75.2% from 73.8% a year ago primarily due to higher costs for labor and commodities.
•Pension settlement — As previously announced, in connection with the Company’s pension plan de-risking strategy, the Company amended its pension plan to offer a limited time lump sum payment option to certain eligible participants. The transaction resulted in a non-cash settlement charge of $38.6 million presented within “Other Pension and Post-Retirement Expenses” in our condensed consolidated statement of earnings.
•Sale of corporate office building — During the quarter, we executed on our previously announced planned sale of one our corporate office buildings as we move forward with consolidating our corporate facilities. We recognized a $10.8 million gain on the sale which is presented in “Impairment and Other Costs” in our condensed consolidated statement of earnings.
•Return of cash to shareholders — We returned cash to shareholders in the form of share repurchases and cash dividends. We repurchased 1.9 million shares of our common stock at an average price of $81.41, totaling $153.5 million. We also declared a quarterly cash dividend of $0.40 per common share totaling $9.4 million.
•Adjusted EBITDA — Adjusted EBITDA decreased in 2020 to $76.6 million from $83.0 million in 2019.
FINANCIAL REPORTING
In fiscal 2020, we adopted Accounting Standards Codification Topic 842, Leases (“ASC 842”), effective at the beginning of our fiscal year on a modified retrospective basis using the effective date transition method. Our consolidated financial statements reflect the application of ASC 842 guidance beginning in 2020, while our consolidated financial statements for prior periods were prepared under the guidance of a previously applicable accounting standard.
The most significant effects of this transition that affect comparability of our results of operations between 2020 and 2019 include the following:
•Our transition to ASC 842 resulted in the gross presentation of property tax and maintenance expenses and related lessee reimbursements as “Franchise occupancy expenses” and “Franchise rental revenues”, respectively. These expenses and reimbursements were presented on a net basis under the previous accounting standard. Although there was no net impact to our consolidated statement of earnings from this change, the presentation resulted in total increases in “Franchise rental revenues” and “Franchise occupancy expenses” of $11.6 million.
•ASC 842 also changed how lessees account for leases subleased at a loss. Under ASC 842, sublease income and lessee rent expense are recorded as franchise rent revenue and franchise occupancy costs as earned or incurred. As a result of this change, franchise revenues and franchise occupancy expenses increased $1.2 million and $1.7 million, respectively in 2020.

RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Sixteen Weeks Ended
	January 19, 2020	January 20, 2019
Revenues:
Company restaurant sales	34.2%	35.4%
Franchise rental revenues	31.2%	28.8%
Franchise royalties and other	17.1%	18.0%
Franchise contributions for advertising and other services	17.5%	17.8%
Total revenues	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging (1)	29.8%	28.8%
Payroll and employee benefits (1)	30.3%	29.4%
Occupancy and other (1)	15.1%	15.6%
Total company restaurant costs (1)	75.2%	73.8%
Franchise occupancy expenses (excluding depreciation and amortization) (2)	67.1%	60.5%
Franchise support and other costs (3)	8.9%	5.4%
Franchise advertising and other services expenses (4)	102.7%	104.7%
Selling, general and administrative expenses	9.2%	8.3%
Depreciation and amortization	5.4%	5.9%
Impairment and other charges, net	(3.0)%	2.6%
Gains on the sale of company-operated restaurants	(0.5)%	(0.1)%
Earnings from operations	22.7%	20.1%
Income tax rate (5)	28.4%	23.1%
____________________________
(1)As a percentage of company restaurant sales.
(2)As a percentage of franchise rental revenues.
(3)As a percentage of franchise royalties and other.
(4)As a percentage of franchise contributions for advertising and other services.
(5)As a percentage of earnings from continuing operations and before income taxes.

The following table summarizes changes in same-store sales for company-owned, franchised, and system-wide restaurants:

	Sixteen Weeks Ended
	January 19, 2020	January 20, 2019
Company	2.9%	0.5%
Franchise	1.6%	(0.1)%
System	1.7%	(0.1)%

The following table summarizes changes in the number and mix of company and franchise restaurants:

	2020			2019
	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	137	2,106	2,243	137	2,100	2,237
New	—	11	11	—	9	9
Closed	—	(10)	(10)	—	(5)	(5)
End of period	137	2,107	2,244	137	2,104	2,241
% of system	6%	94%	100%	6%	94%	100%

The following table summarizes restaurant sales for company-owned, franchised, and total system sales (in thousands):

	Sixteen Weeks Ended
	January 19, 2020	January 20, 2019
Company-owned restaurant sales	$105,364	$102,832
Franchised restaurant sales (1)	979,345	959,960
System sales (1)	$1,084,709	$1,062,792
____________________________
(1)Franchised restaurant sales represent sales at franchised restaurants and are revenues of our franchisees. System sales include company and franchised restaurant sales. We do not record franchised sales as revenues; however, our royalty revenues, marketing fees and percentage rent revenues are calculated based on a percentage of franchised sales. We believe franchised and system restaurant sales information is useful to investors as they have a direct effect on the Company's profitability.
Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):

	Sixteen Weeks Ended
	January 19, 2020	January 20, 2019
Net earnings - GAAP	$7,897	$34,098
Earnings from discontinued operations, net of taxes	—	(2,977)
Income tax expense	3,133	9,373
Interest expense, net	19,942	17,374
Pension settlement charge	38,606	—
Gains on the sale of company-operated restaurants	(1,575)	(219)
Impairment and other charges, net	(9,291)	7,698
Depreciation and amortization	16,728	17,169
Amortization of franchise tenant improvement allowances and other	1,151	530
Adjusted EBITDA - Non-GAAP	$76,591	$83,046

Company Restaurant Operations
The following table presents company restaurant sales and costs, and restaurant costs as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Sixteen Weeks Ended
	January 19, 2020		January 20, 2019
Company restaurant sales	$105,364		$102,832
Company restaurant costs:
Food and packaging	31,348	29.8%	29,616	28.8%
Payroll and employee benefits	31,890	30.3%	30,274	29.4%
Occupancy and other	15,958	15.1%	16,013	15.6%
Total company restaurant costs	$79,196	75.2%	$75,903	73.8%

Company restaurant sales increased $2.5 million in 2020 versus the prior year primarily due to menu price increases and an increase in traffic.
Same-store sales at company-operated restaurants increased 2.9% compared to a year ago. The following table summarizes the change in company-operated same store-sales versus a year ago:

Sixteen Weeks Ended
January 19, 2020
Average check (1)	2.6%
Transactions	0.3%
Change in same-store sales	2.9%
____________________________
(1)Includes price increases of approximately 2.6%.
Food and packaging costs as a percentage of company restaurant sales increased to 29.8% in 2020 from 28.8% a year ago due primarily to higher costs for ingredients and changes in product mix, partially offset by menu price increases. Commodity costs were up approximately 4.9% due primarily to increases in beef and cheese. Cheese increased most significantly by approximately 33% and beef, our most significant commodity, increased approximately 15% versus a year ago.
Payroll and employee benefit costs as a percentage of company restaurant sales increased to 30.3% in 2020 compared with 29.4% a year ago due primarily to higher average wages resulting from wage inflation and a highly competitive labor market.
Occupancy and other costs as a percentage of company restaurant sales, decreased to 15.1% from 15.6% a year ago due primarily to lower costs for maintenance and repair expenses, partially offset by higher costs for delivery fees and utilities.

Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Sixteen Weeks Ended
	January 19, 2020	January 20, 2019
Franchise rental revenues	$96,084	$83,890

Royalties	50,243	49,507
Franchise fees and other	2,223	2,743
Franchise royalties and other	52,466	52,250
Franchise contributions for advertising and other services	53,759	51,814
Total franchise revenues	$202,309	$187,954

Franchise occupancy expenses (excluding depreciation and amortization)	$64,517	$50,713
Franchise support and other costs	4,676	2,845
Franchise advertising and other services expenses	55,224	54,270
Total franchise costs	$124,416	$107,828
Franchise costs as a percentage of total franchise revenues	61.5%	57.4%

Average number of franchise restaurants	2,087	2,084
Increase (decrease) in franchise-operated same-store sales	1.6%	(0.1)%
Franchised restaurant sales	$979,345	$959,960
Franchised restaurant AUVs	$469	$461
Royalties as a percentage of total franchised restaurant sales	5.1%	5.2%

Franchise rental revenues increased $12.2 million, or 14.5%, in 2020 compared to the prior year, primarily from our adoption of ASC 842, which increased rental revenues $12.8 million.
Franchise royalties and other increased $0.2 million in 2020 compared to the prior year, due to an increase in franchise same-store sales driving royalties higher by approximately $1.7 million, partially offset by a $0.8 million increase in franchise incentives recorded as a reduction of franchise royalties and a $0.5 million decrease in franchise fees and other.
Franchise contributions for advertising and other services increased $1.9 million compared to the prior year, due to an increase in technology fees charged to our franchisees and an increase in franchisee contributions to our marketing fund which are based on a percentage of their restaurant sales.
Franchise occupancy expenses, principally rents, increased $13.8 million in 2020 compared to the prior year, due primarily to the adoption of ASC 842 which increased franchise occupancy expenses by $13.3 million.
Franchise support and other costs increased $1.8 million in 2020 compared to the prior year, due primarily to a $1.9 million increase in franchisee bad debt expense.
Franchise advertising and other service expenses increased $1.0 million compared to the prior year, due to a $0.9 million increase in marketing fund contributions from our franchisees.
Depreciation and Amortization
Depreciation and amortization decreased by $0.4 million in 2020 as compared with the prior year, primarily due to our franchise building assets becoming fully depreciated in the current fiscal year.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in 2020 SG&A expenses compared with the prior year (in thousands):

Sixteen Weeks Ended
January 19, 2020
Advertising	$(1,873)
Incentive compensation (including share-based compensation and related payroll taxes)	3,014
Cash surrender value of COLI policies, net	(3,506)
Litigation matters	3,756
Other (includes transition services income and savings related to our restructuring plan)	2,774
$4,165

Advertising costs represent company contributions to our marketing fund and are generally determined as a percentage of company-operated restaurant sales. Advertising costs decreased $1.9 million in 2020 compared to the prior year, primarily due to a $2.0 million discretionary marketing fund contribution made by the Company in 2019.
Incentive compensation increased by $3.0 million in 2020 primarily due to an increase in performance-based stock compensation and annual incentives, mainly as a result of higher achievement levels compared to prior year.
The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $2.1 million in 2020, compared to a negative impact of $1.4 million in the prior year.
Litigation matters increased by $3.8 million, primarily due to costs accrued in 2020 on the expected settlement of an employee litigation matter. Refer to Note 12, Contingencies and Legal Matters, of the notes to the condensed consolidated financial statements for additional information regarding these charges.
Impairment and Other Charges, Net
Impairment and other charges, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 19, 2020	January 20, 2019
Restructuring costs	$1,045	$5,840
Costs of closed restaurants and other	101	866
Accelerated depreciation	—	416
(Gains) losses on disposition of property and equipment, net	(10,437)	576
	$(9,291)	$7,698

Restructuring costs decreased by $4.8 million in 2020 compared to the prior year, primarily as a result of lower severance expenses of $3.5 million, as well as $1.3 million lower costs related to the strategic alternative evaluation that was concluded on in the third quarter of 2019.
Gains on disposition of property and equipment, net, increased by $11.0 million, primarily due to a $10.8 million gain related to the sale of one of our corporate office buildings in 2020.
Gains on the Sale of Company-Operated Restaurants
Gains on the sale of company-operated restaurants were $1.6 million in 2020 versus $0.2 million in the prior year. In both comparative periods, the gains recognized pertain to meeting certain contingent consideration provisions included in restaurants sold in previous years.

Other Pension and Post-Retirement Expenses, Net
Other pension and post-retirement expenses, net increased by $38.5 million in 2020 versus a year ago, primarily due to a non-cash pension settlement charge of $38.6 million in 2020. Refer to Note 9, Retirement Plans, of the notes to the condensed consolidated financial statements for additional information regarding this charge.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 19, 2020	January 20, 2019
Interest expense	$20,419	$17,612
Interest income	(477)	(238)
Interest expense, net	$19,942	$17,374

Interest expense, net increased $2.6 million in 2020 versus a year ago, primarily due to a higher average borrowings compared to prior year, as well an increase in loan fee amortization of $1.1 million.
Income Taxes
The tax rate in 2020 was 28.4% compared with 23.1% a year ago. The major components of the change in tax rates were a decrease in operating earnings before income tax, an adjustment related to state taxes recorded in the first quarter of fiscal year 2019, an increase in the tax deficiency on 2020 stock compensation, partially offset by an increase in gains from the market performance of insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2020 rate could differ from our current estimates. Refer to Note 8, Income Taxes, of the notes to the condensed consolidated financial statements for additional information regarding income taxes.

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
We generally reinvest available cash flows from operations to enhance existing restaurants, to reduce debt, to repurchase shares of our common stock, and to pay cash dividends. Our cash requirements consist principally of:
•working capital;
•capital expenditures;
•income tax payments;
•debt service requirements;
•franchise tenant improvement allowance distributions; and
•obligations related to our benefit plans.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility including our variable funding notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
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
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Sixteen Weeks Ended
	January 19, 2020	January 20, 2019
Total cash provided by (used in):
Operating activities	$22,687	$37,601
Investing activities	32,364	(4,263)
Financing activities	(168,326)	(31,743)
Net cash flows	$(113,275)	$1,595

Operating Activities. Operating cash flows in the quarter decreased $14.9 million compared with a year ago, primarily due to unfavorable changes in working capital of $9.0 million and lower net income adjusted for non-cash items of $5.9 million.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2019, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for our qualified pension plan. We continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. We do not anticipate making any contributions to our Qualified Plan in fiscal 2020. In 2020, we contributed $2.0 million to our non-qualified pension plan and postretirement plans.
Investing Activities. Cash provided by investing activities increased by $36.6 million compared with a year ago, primarily due to higher proceeds from the sale and leaseback of assets of $17.4 million, higher proceeds from the sale of property and equipment of $20.3 million, and $4.0 million lower capital expenditure spending, partially offset by $6.5 million of lower repayments received on notes issued in connection with 2018 refranchising transactions.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Sixteen Weeks Ended
	January 19, 2020	January 20, 2019
Jack in the Box:
Restaurant facility expenditures	$3,500	$7,346
New restaurants	—	1,301
Other, including information technology	1,552	2,525
	5,052	11,172
Corporate Services:
Information technology	1,760	11
Other, including facility improvements	390	—
	2,150	11

Total capital expenditures	$7,202	$11,183

Our capital expenditure program includes, among other things, restaurant remodeling, information technology enhancements, and investments in new locations and equipment. Capital expenditures decreased by $4.0 million compared to a year ago primarily due to lower facility expenditures from restaurant remodels and technology initiatives; partially offset by higher spending on certain corporate technology initiatives in 2020.
Sale leaseback transactions — We use sale and leaseback financing to lower the initial cash investment in our restaurants to the cost of the equipment, whenever possible. In 2020, we completed a sale leaseback transaction of a multi-tenant commercial property in Los Angeles, California and leased back the parcel on which a company-operated restaurant is located. We received net proceeds on the transaction of $17.4 million during the quarter.
In 2020, we also completed the sale of one of our corporate office buildings as we move forward with our previously announced consolidation of our corporate facilities We entered into a lease with the buyer to leaseback the property up to a period of 18 months with an option of the Company to terminate the lease, without penalty, upon providing a 90-day notice. We received net proceeds on the sale of $20.6 million during the quarter.
Financing Activities. Cash flows used in financing activities increased by $136.6 million compared with a year ago, primarily due to an increase in stock repurchases of $141.2 million and lower cash book overdrafts of $9.2 million, partially offset lower debt repayments of $13.7 million.
Class A-2 Notes — Interest and principal payments on the Class A-2 Notes are payable on a quarterly basis. In general, no principal payments will be required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. At January 19, 2020, the Company’s actual leverage ratio exceeded 5.0x, and as a result, we will be required to make quarterly principal payments of $3.25 million. The Company anticipates that we will be required to make quarterly principal payments on the Class A-2 Notes for the foreseeable future.
The legal final maturity date of the Class A-2 Notes is in August 2049, but it is expected that, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment dates of the Class A-2-I Notes, the Class A-2-II Notes and the Class A-2-III Notes will be August 2023, August 2026 and August 2029, respectively (the “Anticipated Repayment Dates”). If the Master Issuer has not repaid or refinanced the Class A-2 Notes prior to the respective anticipated repayment date, additional interest will accrue pursuant to the Indenture. As of January 19, 2020, $1,300.0 million of borrowings were outstanding on the Class A-2 Notes.
Variable Funding Notes — The Variable Funding Notes were issued under the Indenture and allow for drawings of up to $150.0 million on a revolving basis and the issuance of letters of credit. Depending on the type of borrowing under the Variable Funding Notes, interest on the Variable Funding Notes will be based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) the lenders’ commercial paper funding rate plus any applicable margin, as set forth in the Variable Funding Note Purchase Agreement. There is a scaled commitment fee on the unused portion of the Variable Funding Notes facility of between 50 and 100 basis points. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to August 2024, subject to two one-year extensions at the option of the Company. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue equal to 5.00% per annum. As of January 19, 2020, $42.1 million of letters of credit were outstanding against the

Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. The Variable Funding Notes were undrawn at January 19, 2020.
Covenants and restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of January 19, 2020, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders, and are restricted in their use. As of January 19, 2020, the Master Issuer had restricted cash of $18.4 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Notes.
Repurchases of Common Stock — The Company repurchased approximately 1.9 million shares of its common stock in the first quarter of fiscal 2020 at an average price of $81.41 per share for an aggregate cost of $153.5 million. This leaves approximately $122.2 million remaining under share repurchase programs authorized by its Board of Directors, consisting of $22.2 million remaining that expire in November 2020 and approximately $100.0 million remaining that expire in November 2021.
Repurchases of common stock included in our condensed consolidated statement of cash flows for fiscal 2020 includes $2.0 million related to repurchase transactions traded in the prior year that settled in 2020.
Dividends — During 2020, the Board of Directors declared a quarterly cash dividends of $0.40 per common share totaling $9.4 million. Future dividends are subject to approval by our Board of Directors.
Off-Balance Sheet Arrangements
We have entered into certain off-balance sheet contractual obligations and commitments in the ordinary course of business, which are recognized in our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles. There has been no material change in these arrangements as disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2019. We are not a party to any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, results of operations, liquidity, capital expenditures or capital resources.
DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those that we believe are most important for the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2019.
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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the federal securities laws. Any statements contained herein that are not historical facts may be deemed to be forward-looking statements. Forward-looking statements may be identified by words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would”, “should” and similar expressions. These statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. These estimates and assumptions involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Factors that may cause our actual results to differ materially from any forward-looking statements include, but are not limited to:
•We face significant competition in the food service industry and our inability to compete may adversely affect our business.
•Changes in demographic trends and in customer tastes and preferences could cause sales and the royalties we receive from franchisees to decline.
•Changes in consumer confidence and declines in general economic conditions could negatively impact our financial results.
•Increases in food and commodity costs could decrease our profit margins or result in a modified menu, which could adversely affect our financial results.
•Failure to receive scheduled deliveries of high quality food ingredients and other supplies could harm our operations and reputation.
•We have a limited number of suppliers for our major products and rely on a distribution network with a limited number of distribution partners for the majority of our national distribution program in the United States. If our suppliers or distributors are unable to fulfill their obligations under their contracts, it could harm our operations.
•Food safety and food-borne illness concerns may have an adverse effect on our business by reducing demand and increasing costs.
•Negative publicity relating to our business or industry could adversely impact our reputation.
•Our business could be adversely affected by increased labor costs.
•Inability to attract, train and retain top-performing personnel could adversely impact our financial results or business.
•We may not have the same resources as our competitors for marketing, advertising and promotion.
•We may be adversely impacted by severe weather conditions, natural disasters, terrorist acts or civil unrest that could result in property damage, injury to employees and staff, and lost restaurant sales.
•We may not achieve our development goals.
•Our highly franchised business model presents a number of risks, and the failure of our franchisees to operate successful and profitable restaurants could negatively impact our business.
•We are subject to financial and regulatory risks associated with our owned and leased properties and real estate development projects.
•Changes to estimates related to our property, fixtures, and equipment or operating results that are lower than our current estimates at certain restaurant locations may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.
•Our tax provision may fluctuate due to changes in expected earnings.
•Activities related to our sale of Qdoba, and our refranchising, restructuring, and cost savings initiatives entail various risks and may negatively impact our financial results.
•We are subject to the risk of cybersecurity breaches, intrusions, data loss, or other data security incidents.
•If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, the Company’s stockholders could lose confidence in our financial results, which would harm our business and the value of the Company’s common shares.
•We may not be able to adequately protect our intellectual property, which could harm the value of our brands and adversely affect our business.
•Jack in the Box may be subject to risk associated with disagreements with key stakeholders, such as franchisees.
•The securitized debt instruments issued by certain of our wholly-owned subsidiaries have restrictive terms, and any failure to comply with such terms could result in default, which could harm the value of our brand and adversely affect our business.

•We have a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of our Company or its subsidiaries, could adversely affect our business, financial condition and results of operations, as well as the ability of certain of our subsidiaries to meet debt payment obligations.
•The securitization transaction documents impose certain restrictions on our activities or the activities of our subsidiaries, and the failure to comply with such restrictions could adversely affect our business.
•Changes in accounting standards may negatively impact our results of operations.
•We are subject to increasing legal complexity and may be subject to claims or lawsuits that are costly to defend and could result in our payment of substantial damages or settlement costs.
•Unionization activities or labor disputes may disrupt our operations and affect our profitability.
•Increasing regulatory and legal complexity may adversely affect restaurant operations and our financial results.
•Our insurance may not provide adequate levels of coverage against claims.
•Our quarterly results and, as a result, the price of our common stock, may fluctuate significantly and could fall below the expectations of securities analysts and investors due to various factors.
•Activities of activist stockholders could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.
•Governmental regulation may adversely affect our existing and future operations and results, including by harming our ability to profitably operate our restaurants.
•The proliferation of federal, state, and local regulations increases our compliance risks, which in turn could adversely affect our business.
•Legislation and regulations regarding our products and ingredients, including the nutritional content of our products, could impact customer preferences and negatively impact our financial results.
•Failure to obtain and maintain required licenses and permits or to comply with food control regulations could lead to the loss of our food service licenses and, thereby, harm our business.
These and other factors are identified and described in more detail in our filings with the Securities and Exchange Commission, including, but not limited to: the “Discussion of Critical Accounting Estimates,” and other sections in this Form 10-Q and the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended September 29, 2019 (“Form 10-K”). These documents may be read free of charge on the SEC’s website at www.sec.gov. Potential investors are urged to consider these factors, more fully described in our Form 10-K, carefully in evaluating any forward-looking statements, and are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements are made only as of the date issued, and we do not undertake any obligation to update any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative market risks set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2019.

ITEM 4.  CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Management, under the oversight of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive and principal financial officer, respectively), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13-1-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by the Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended September 29, 2019.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended January 19, 2020, we adopted new guidance for lease accounting. We implemented internal controls to ensure we adequately evaluated leasing arrangements and properly assessed the impact of the new guidance to facilitate the adoption. Additionally, we implemented new business processes, internal controls, and modified information technology systems to assist in the ongoing application of the new guidance. There have been no other changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended January 19, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Remediation of Material Weakness
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 29, 2019, we began implementing a remediation plan to address the material weakness mentioned above. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 1.  LEGAL PROCEEDINGS
See Note 12, Contingencies and Legal Matters, of the notes to the condensed consolidated financial statements for a discussion of our contingencies and legal matters.

ITEM 1A. RISK FACTORS
The risk factors set forth below contain material changes to the risk factors previously disclosed and included in our Annual Report on Form 10-K for the fiscal year ended September 29, 2019. When evaluating our business and our prospects, you should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 29, 2019, which we filed with the SEC on November 21, 2019, as updated in this Item 1A. You should also consider the risks and uncertainties discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 29, 2019, including our financial statements and the related notes. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occurs, our business and financial results could be harmed. In that case, the market price of our common stock could decline.
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
On December 11, 2019, we announced that Lenny Comma, our Chief Executive Officer, intends to leave the Company and our Board has retained Spencer Stuart to assist us in identifying an individual to succeed Mr. Comma as Chairman and Chief Executive Officer. While our Board is confident in its ability to identify and attract a successor, there can be no assurances of when we will be able to successfully attract and retain a qualified candidate to serve as Chief Executive Officer. Our inability to identify, attract and retain such a qualified candidate could impede the further implementation of our business strategy, which could have a material adverse effect on our business. In addition, we previously announced that other key members of executive management have left and will be leaving the Company in early 2020. The loss of these key executives or any additional members of our executive management team or an inability to effectively plan for and implement a succession plan for key management could negatively impact our business.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — In the first quarter of 2020 we repurchased 1.9 million shares at an aggregate cost of $153.5 million. As of January 19, 2020, there was approximately $22.2 million remaining under the Board-authorized stock buyback program which expires in November 2020 and approximately $100.0 million which expires in November 2021.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$275,702,860
September 30, 2019 - October 27, 2019	338,792	$88.47	338,792	$246,164,247
October 28, 2019 - November 24, 2019	978,035	$82.97	978,035	$166,866,944
November 25, 2019 - December 22, 2019	569,373	$78.45	569,373	$122,153,031
December 23, 2019 - January 19, 2020	—	$—	—	$122,153,031
Total	1,886,200		1,886,200

ITEM 3.  DEFAULTS OF SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Item 5.03. None.

ITEM 6.  EXHIBITS

Number	Description	Form	Filed with SEC
10.2.11*	Mark Blankenship Separation and Release Agreement, dated January 3, 2020	10-Q	Filed herewith
10.2.12*	Paul Melancon Separation and Release Agreement, dated January 3, 2020	10-Q	Filed herewith
10.2.13*	Vanessa Fox Separation and Release Agreement, dated January 17, 2020	10-Q	Filed herewith
10.8.17*	Jack in the Box Inc. Special Time-Vesting Restricted Stock Unit Award Agreement Under the 2004 Stock Incentive Plan	10-Q	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ LANCE TUCKER
Lance Tucker
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: February 20, 2020