Form 10-Q
period 2020-04-12
JACK IN THE BOX INC /NEW/
filed 2020-05-14
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 12, 2020
or
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
Yes  ☐    No  ☑
As of the close of business May 8, 2020, 22,671,849 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	April 12, 2020	September 29, 2019
ASSETS
Current assets:
Cash	$132,161	$125,536
Restricted cash	37,023	26,025
Accounts and other receivables, net	66,331	45,235
Inventories	1,821	1,776
Prepaid expenses	18,460	9,015
Current assets held for sale	6,186	16,823
Other current assets	3,970	2,718
Total current assets	265,952	227,128
Property and equipment:
Property and equipment, at cost	1,149,656	1,176,241
Less accumulated depreciation and amortization	(793,435)	(784,307)
Property and equipment, net	356,221	391,934
Other assets:
Operating lease right-of-use assets	903,010	—
Intangible assets, net	294	425
Goodwill	47,161	46,747
Deferred tax assets	77,410	85,564
Other assets, net	211,205	206,685
Total other assets	1,239,080	339,421
	$1,861,253	$958,483
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$13,819	$774
Current operating lease liabilities	163,077	—
Accounts payable	47,867	37,066
Accrued liabilities	120,949	120,083
Total current liabilities	345,712	157,923
Long-term liabilities:
Long-term debt, net of current maturities	1,368,446	1,274,374
Long-term operating lease liabilities, net of current portion	781,653	—
Other long-term liabilities	242,368	263,770
Total long-term liabilities	2,392,467	1,538,144
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,318,622 and 82,159,002 issued, respectively	823	822
Capital in excess of par value	489,847	480,322
Retained earnings	1,574,930	1,577,034
Accumulated other comprehensive loss	(133,220)	(140,006)
Treasury stock, at cost, 59,646,773 and 57,760,573 shares, respectively	(2,809,306)	(2,655,756)
Total stockholders’ deficit	(876,926)	(737,584)
	$1,861,253	$958,483
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	April 12, 2020	April 14, 2019	April 12, 2020	April 14, 2019
Revenues:
Company restaurant sales	$74,380	$76,682	$179,744	$179,514
Franchise rental revenues	69,885	61,646	165,969	145,536
Franchise royalties and other	37,764	38,410	90,230	90,660
Franchise contributions for advertising and other services	34,128	38,989	87,887	90,803
	216,157	215,727	523,830	506,513
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging	22,237	21,676	53,585	51,292
Payroll and employee benefits	24,261	22,768	56,151	53,042
Occupancy and other	12,570	11,100	28,528	27,113
Total company restaurant costs	59,068	55,544	138,264	131,447
Franchise occupancy expenses (excluding depreciation and amortization)	48,341	38,618	112,858	89,331
Franchise support and other costs	2,971	2,797	7,647	5,642
Franchise advertising and other services expenses	35,734	40,245	90,958	94,515
Selling, general and administrative expenses	24,203	17,585	52,451	41,668
Depreciation and amortization	12,282	12,690	29,010	29,859
Impairment and other charges, net	716	1,125	(8,575)	8,823
Gains on the sale of company-operated restaurants	—	—	(1,575)	(219)
	183,315	168,604	421,038	401,066
Earnings from operations	32,842	47,123	102,792	105,447
Other pension and post-retirement expenses, net	512	343	39,490	799
Interest expense, net	15,409	13,276	35,351	30,650
Earnings from continuing operations and before income taxes	16,921	33,504	27,951	73,998
Income tax expense	5,458	8,374	8,591	17,747
Earnings from continuing operations	11,463	25,130	19,360	56,251
(Losses) earnings from discontinued operations, net of income taxes	—	(41)	—	2,936
Net earnings	$11,463	$25,089	$19,360	$59,187

Net earnings per share - basic:
Earnings from continuing operations	$0.50	$0.97	$0.83	$2.17
Earnings from discontinued operations	—	—	—	0.11
Net earnings per share (1)	$0.50	$0.97	$0.83	$2.28
Net earnings per share - diluted:
Earnings from continuing operations	$0.50	$0.96	$0.82	$2.15
Earnings from discontinued operations	—	—	—	0.11
Net earnings per share (1)	$0.50	$0.96	$0.82	$2.26

Cash dividends declared per common share	$0.40	$0.40	$0.80	$0.80
____________________________
(1)Earnings per share may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	April 12, 2020	April 14, 2019	April 12, 2020	April 14, 2019
Net earnings	$11,463	$25,089	$19,360	$59,187
Cash flow hedges:
Net change in fair value of derivatives	—	(4,959)	—	(12,126)
Net loss reclassified to earnings	—	134	—	613
	—	(4,825)	—	(11,513)
Tax effect	—	1,244	—	2,967
	—	(3,581)	—	(8,546)
Unrecognized periodic benefit costs:
Actuarial losses arising during the period	(61,090)	—	(32,507)	—
Actuarial losses and prior service costs reclassified to earnings	1,362	904	41,672	2,109
	(59,728)	904	9,165	2,109
Tax effect	15,503	(234)	(2,379)	(545)
	(44,225)	670	6,786	1,564

Other comprehensive (loss) income, net of taxes	(44,225)	(2,911)	6,786	(6,982)

Comprehensive (loss) income	$(32,762)	$22,178	$26,146	$52,205
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	April 12, 2020	April 14, 2019
Cash flows from operating activities:
Net earnings	$19,360	$59,187
Earnings from discontinued operations	—	2,936
Earnings from continuing operations	19,360	56,251
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	29,010	29,859
Amortization of franchise tenant improvement allowances and other	1,765	1,137
Deferred finance cost amortization	3,046	1,224
Excess tax benefits from share-based compensation arrangements	(77)	(47)
Deferred income taxes	6,783	3,955
Share-based compensation expense	5,865	4,708
Pension and postretirement expense	39,490	799
Losses (gains) on cash surrender value of company-owned life insurance	3,150	(1,336)
Gains on the sale of company-operated restaurants	(1,575)	(219)
Gains on the disposition of property and equipment, net	(10,170)	(138)
Non-cash operating lease costs	(13,118)	—
Impairment charges and other	133	896
Changes in assets and liabilities, excluding acquisitions:
Accounts and other receivables	(22,858)	(11,658)
Inventories	28	(91)
Prepaid expenses and other current assets	(10,350)	3,701
Accounts payable	20,660	(3,904)
Accrued liabilities	1,400	(6,532)
Pension and postretirement contributions	(3,582)	(3,671)
Franchise tenant improvement allowance distributions	(5,811)	(6,697)
Other	(4,222)	(7,421)
Cash flows provided by operating activities	58,927	60,816
Cash flows from investing activities:
Purchases of property and equipment	(12,777)	(18,191)
Proceeds from the sale of property and equipment	22,394	1,479
Proceeds from the sale and leaseback of assets	17,373	1,944
Proceeds from the sale of company-operated restaurants	1,575	133
Collections on notes receivable	—	6,491
Other	1,036	—
Cash flows provided by (used in) investing activities	29,601	(8,144)
Cash flows from financing activities:
Borrowings on revolving credit facilities	111,376	189,736
Repayments of borrowings on revolving credit facilities	(3,500)	(180,800)
Principal repayments on debt	(3,640)	(21,757)
Debt issuance costs	(216)	(3,615)
Dividends paid on common stock	(18,466)	(20,615)
Proceeds from issuance of common stock	3,559	243
Repurchases of common stock	(155,576)	(14,362)
Payroll tax payments for equity award issuances	(4,442)	(2,617)
Cash flows used in financing activities	(70,905)	(53,787)
Net increase (decrease) in cash and restricted cash	17,623	(1,115)
Cash and restricted cash at beginning of period	151,561	2,705
Cash and restricted cash at end of period	$169,184	$1,590

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. The following table summarizes the number of restaurants as of the end of each period:

	April 12, 2020	April 14, 2019
Company-operated	144	137
Franchise	2,102	2,103
Total system	2,246	2,240
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
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2020 and 2019 include 52 weeks. Our first quarter includes 16-weeks and all other quarters include 12-weeks. All comparisons between 2020 and 2019 refer to the 12-weeks (“quarter”) and 28-weeks (“year-to-date”) ended April 12, 2020 and April 14, 2019, respectively, unless otherwise indicated.
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
Risks and uncertainties — The Company is subject to risks and uncertainties as a result of the rapidly spreading outbreak of a novel strain of coronavirus (“COVID-19”). The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as the response to the pandemic varies by state and municipalities within states. In the last five weeks of the quarter we experienced a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as social distancing practices, dining room closures and other restrictions as have been mandated or encouraged by federal, state and local governments. During the COVID-19 impacted weeks, substantially all of our restaurants remained open, with dining rooms closed and all locations operating in an off-premise capacity, which represents close to 90% of the Company’s business historically, including drive-thru, third-party delivery, and carry-out.
Our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial stability. The financial impact of COVID-19 has had, and is expected to continue to have, an adverse effect on our franchisees’ liquidity and we are working closely with our franchisees to monitor and assist them with access to appropriate sources of liquidity in order to sustain their businesses throughout this crisis.
We cannot currently estimate the duration or future negative financial impact of the COVID-19 pandemic on our business. Ongoing material adverse effects of the COVID-19 pandemic on company-owned and franchised restaurants for an extended period could negatively affect our operating results, including reductions in revenue and cash flow and could impact our impairment assessments of accounts receivable, long-lived assets, operating lease assets, and/or goodwill.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Advertising costs — We administer a marketing fund which includes contractual contributions. In 2020 and 2019, marketing fund contributions from franchise and company-operated restaurants were approximately 5.0% of gross revenues with the exception of our March and April 2020 marketing fees. In response to the economic burden associated with the COVID-19 pandemic, the Company reduced March marketing fees to 4.0% and postponed the collection of these fees over the course of 24 months. April marketing fees will range from 2% to 4% based on annualized sales volumes, and these fees will be collected over three months beginning October 2020.
In 2019, incremental contributions made by the Company were $2.0 million. There have been no incremental contributions made in 2020. Total contributions made by the Company, including incremental contributions, are included in “Selling, general, and administrative expenses” in the accompanying condensed consolidated statements of earnings and for the quarter and year-to-date totaled $3.5 million and $8.9 million, respectively, in 2020 and $3.9 million and $11.1 million, respectively, in 2019.
Restricted cash — In accordance with the terms of our securitized financing facility, certain cash balances are required to be held in trust. Such restricted cash primarily represents cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitments fees required for the Class A-2 Notes. As of April 12, 2020 and September 29, 2019, restricted cash balances were $37.0 million and $26.0 million, respectively. During the second quarter, with uncertainty surrounding COVID-19 events, and as a cautionary measure, we voluntarily elected to reserve quarterly interest and principal payments due in August 2020.
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
The adoption had a material impact on our consolidated balance sheet. As a result of the adoption, we recognized operating lease assets and liabilities of $880.6 million and $931.0 million, respectively, at the date of adoption. The ROU assets were adjusted for certain lease-related assets and liabilities at adoption, primarily comprised of straight-line rent accruals of $29.0 million, incentives and unfavorable lease liabilities of $2.1 million, sublease loss and exit-related lease liabilities of $19.4 million, which were previously reported in “Accrued liabilities” and “Other long-term liabilities”, as well as favorable lease assets of $0.4 million, which were previously reported in “Intangible assets, net” in our condensed consolidated balance sheet. We also recorded a cumulative adjustment to opening retained earnings of $2.9 million, net of tax, as a result of the impairment of certain newly recognized ROU assets and derecognition of deferred gains and losses on sale-leaseback transactions upon transition to the new guidance.

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
Effect of new accounting pronouncements to be adopted in future periods — In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will replace the incurred loss methodology of recognizing credit losses on financial instruments that is currently required with a methodology that estimates the expected credit loss on financial instruments and reflects the net amount expected to be collected on the financial instrument. Application of the new guidance may result in the earlier recognition of credit losses as the new methodology will require entities to consider forward-looking information in addition to historical and current information used in assessing incurred losses. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company will be required to adopt the new guidance on a modified retrospective basis. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements and do not expect there to be a material impact upon adoption.
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
Disaggregation of revenue — The following table disaggregates revenue by primary source (in thousands):

	Quarter		Year-to-date
	April 12, 2020	April 14, 2019	April 12, 2020	April 14, 2019
Sources of revenue:
Company restaurant sales	$74,380	$76,682	$179,744	$179,514
Franchise rental revenues	69,885	61,646	165,969	145,536
Franchise royalties	36,049	37,148	86,292	86,655
Marketing fees	30,550	35,947	79,385	83,810
Technology and sourcing fees	3,578	3,042	8,502	6,993
Franchise fees and other services	1,715	1,262	3,938	4,005
Total revenue	$216,157	$215,727	$523,830	$506,513
Contract liabilities — Our contract liabilities consist of deferred revenue resulting from initial fees received from franchisees for new restaurant openings or new franchise terms, which are generally recognized over the franchise term. We classify these contract liabilities as “Accrued liabilities” and “Other long-term liabilities” in our condensed consolidated balance sheets.
A summary of significant changes in our contract liabilities is presented below (in thousands):

	Year-to-date
	April 12, 2020	April 14, 2019
Deferred franchise fees at beginning of period	$46,272	$50,018
Revenue recognized	(3,061)	(2,745)
Additions	1,488	680
Deferred franchise fees at end of period	$44,699	$47,953
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied as of April 12, 2020 (in thousands):

Remainder of 2020	$2,267
2021	4,926
2022	4,724
2023	4,572
2024	4,379
Thereafter	23,831
$44,699
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.SUMMARY OF REFRANCHISINGS AND FRANCHISEE DEVELOPMENT
Refranchisings and franchisee development — Through the second quarter in 2020 and 2019, no company-operated restaurants were sold to franchisees. In 2020 and 2019, amounts presented in “Gains on the sale of company-operated restaurants” of $1.6 million and $0.2 million, respectively, pertain to meeting certain contingent consideration provisions included in the sale of restaurants in previous years. The following table summarizes the number of restaurants developed and closed by franchisees.

	Quarter		Year-to-date
	April 12, 2020	April 14, 2019	April 12, 2020	April 14, 2019
New restaurants opened by franchisees	5	2	16	11
Franchisee restaurants closed	(2)	(3)	(12)	(8)
Franchise acquisitions — During the second quarter of 2020, we acquired eight franchise restaurants as a result of a legal action filed in October 2019 against a franchisee in which we obtained a judgment in January 2020 granting us the possession of the restaurants.
We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the sales growth potential of the market acquired and is expected to be deductible for income tax purposes.
Total consideration on the acquisition was $0.9 million, comprised of receivables that were eliminated in acquisition accounting.
The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for the restaurants acquired (in thousands):

Inventory	$73
Property and equipment	903
Intangible assets	263
Other assets	6
Goodwill	414
Liabilities assumed	(800)
Total consideration	$859

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
Rent Concessions as Lessee
In response to the pandemic, certain landlords have agreed to temporary rent concessions. These concessions generally relate to the deferral of certain rent payments for April, May and June until future periods and total approximately $13.4 million. We considered the FASB’s recent guidance regarding rent concessions related to the effects of the COVID-19 pandemic, and have elected to apply the temporary practical expedient to account for rent concessions as though enforceable rights and obligations for those concessions existed in the lease agreements. Therefore, we will not remeasure our lease ROU assets and liabilities, and as of April 12, 2020 have bifurcated our operating lease liabilities into the portion that remains subject to accretion of $940.0 million, and the portion that is related to April rent deferrals of $4.8 million.
Rent Concessions as Lessor
We postponed collection of approximately 40% of April rents due from our franchisees totaling approximately $9.1 million, to be collected over three months beginning July 2020. Furthermore, we passed on to our franchisees approximately $10.4 million of the rent concessions secured from our landlords for April, May and June.
Company as Lessee
Leased assets and liabilities consisted of the following as of April 12, 2020 (in thousands):

April 12, 2020
Assets:
Operating lease ROU assets	$903,010
Finance lease ROU assets (1)	2,689
Total ROU assets	$905,699
Liabilities:
Current operating lease liabilities	$163,077
Current finance lease liabilities (2)	819
Long term operating lease liabilities	781,653
Long-term finance lease liabilities (2)	2,511
Total lease liabilities	$948,060
____________________________
(1)Included in “Property and equipment, net” on our condensed consolidated balance sheet.
(2)Included in “Current maturities of long-term debt” and “Long-term debt, net of current maturities” on our condensed consolidated balance sheet.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the components of our lease costs (in thousands):

	Quarter	Year-to-date
	April 12, 2020	April 12, 2020
Lease costs:
Finance lease cost:
Amortization of ROU assets (1)	$179	$413
Interest on lease liabilities (2)	28	61
Operating lease cost (3)	43,891	102,403
Short-term lease cost (3)	102	103
Variable lease cost (3)(4)	9,316	21,823
	$53,516	$124,803
____________________________
(1)Included in “Depreciation and amortization” in our condensed consolidated statement of earnings.
(2)Included in “Interest expense, net” in our condensed consolidated statement of earnings.
(3)Operating lease, short-term and variable lease costs associated with franchisees and company-operated restaurants are included in “Franchise occupancy expenses” and “Occupancy and other”, respectively, in our condensed consolidated statement of earnings. For our closed restaurants, these costs are included in “Impairment and other, net” and all other costs are included in “Selling, general and administrative expenses”.
(4)Includes $8.6 million in the quarter and $20.2 million year-to-date of property taxes and common area maintenance costs which are reimbursed by sub-lessees.
The following table presents supplemental information related to leases:

April 12, 2020
Weighted-average remaining lease term (in years):
Finance leases	3.6
Operating leases	8.2
Weighted-average discount rate:
Finance leases	3.5%
Operating leases	4.0%
The following table presents as of April 12, 2020, the annual maturities of our lease liabilities (in thousands):

	Finance Leases	Operating Leases
Fiscal year:
Remainder of 2020 (1)	$443	$80,592
2021 (1)	906	205,534
2022	906	158,823
2023	901	131,362
2024	408	100,021
Thereafter	54	449,077
Total future lease payments (2)	$3,618	$1,125,409
Less: imputed interest	(288)	(180,679)
Present value of lease liabilities	$3,330	$944,730
____________________________
(1)The impact of rent concessions reduced 2020 operating leases maturities by $1.3 million and increased 2021 by $6.0 million.
(2)Total future lease payments include non-cancellable commitments of $3.6 million for finance leases and $1,090 million for operating leases.

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
The following table includes supplemental cash flow and non-cash information related to our lessee leases (in thousands):

Year-to-date
April 12, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$115,376
Operating cash flows from financing leases	$61
Financing cash flows from financing leases	$390
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$105,748
Financing leases	$132
Sale leaseback transactions — In the first quarter of 2020, we completed a sale leaseback transaction of a multi-tenant commercial property in Los Angeles, California and leased back the parcel on which a company-operated restaurant is located. The Company received net proceeds of $17.4 million and recognized a $0.2 million loss on the sale. The initial term on the lease is 20 years and the lease has been accounted for as an operating lease.
In the first quarter of 2020, we completed the sale of one of our corporate office buildings as we move forward with our previously announced consolidation of our headquarters. We entered into a lease with the buyer to leaseback the property for up to 18 months with an option to terminate earlier without penalty, upon providing a 90-day notice. The net proceeds received on the sale was $20.6 million and the lease has been accounted for as an operating lease. A gain on the sale of $10.8 million was recognized, and is presented within “Impairment and other charges, net” in our condensed consolidated statement of earnings.
Company as Lessor
The following table presents rental income (in thousands):

	Quarter			Year-to-date
	April 12, 2020			April 12, 2020
	Owned Properties	Leased Properties	Total	Owned Properties	Leased Properties	Total
Operating lease income - franchise	$4,572	$50,123	$54,695	$10,667	$116,692	$127,359
Variable lease income - franchise	1,810	13,380	15,190	4,526	34,084	38,610
Franchise rental revenues	$6,382	$63,503	$69,885	$15,193	$150,776	$165,969
Operating lease income - closed restaurants and other (1)	$—	$1,470	$1,470	$—	$3,527	$3,527
____________________________
(1)Primarily relates to closed restaurant properties included in “Impairment and other, net” in our condensed consolidated statement of earnings.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents as of April 12, 2020, future minimum rental receipts for non-cancellable leases and subleases (in thousands):

April 12, 2020
Fiscal year:
Remainder of 2020 (1)(2)	$106,892
2021 (2)	261,492
2022	232,748
2023	226,178
2024	201,003
Thereafter	1,250,834
Total minimum rental receipts	$2,279,147
____________________________
(1)Includes $9.1 million of postponed April rents to be repaid over three months beginning July 2020.
(2)The impact of rent concessions passed on to franchisees reduced 2020 by $1.7 million and increased 2021 by $4.7 million.
The following table presents as of September 29, 2019, future minimum rental receipts for non-cancellable leases and subleases (in thousands):

September 29, 2019
Fiscal year:
2020	$239,219
2021	255,315
2022	231,394
2023	224,605
2024	199,442
Thereafter	1,215,811
Total minimum rental receipts	$2,365,786

5.INDEBTEDNESS
Long-term debt as of April 12, 2020 and September 29, 2019 consisted of the following (in thousands):

	April 12, 2020	September 29, 2019
Class A-2-I Notes	$573,563	$575,000
Class A-2-II Notes	274,313	275,000
Class A-2-III Notes	448,875	450,000
Class A-1 Variable Funding Notes	107,876	—
Finance lease obligations	3,330	3,594
Total debt	1,407,957	1,303,594
Less current maturities of long-term debt	(13,819)	(774)
Less unamortized debt issuance costs	(25,692)	(28,446)
Long-term debt	$1,368,446	$1,274,374
The Company’s outstanding debt consists of Series 2019-1 3.982% Fixed Rate Senior Secured Notes (the “Class A-2-I Notes”), Series 2019-1 4.476% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes”), and Series 2019-1 4.970% Fixed Rate Senior Secured Notes, Class A-2-III (the “Class A-2-III Notes”) and together with the Class A-2-I Notes and the Class A-2-II Notes, (the “Class A-2 Notes”), issued by Jack in the Box Funding, LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly owned indirect subsidiary of the Company. In addition, the Master Issuer entered into a revolving financing facility of Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “Variable Funding Notes”), which allows for the drawing of up to $150.0 million under the Variable Funding Notes and the issuance of letters of credit.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of April 12, 2020 and September 29, 2019, $41.1 million and $45.6 million, respectively, of letters of credit were pledged against the Variable Funding Notes. As of September 29, 2019, we had no outstanding borrowings under our Variable Funding Notes. During the second quarter of 2020, to secure our liquidity position and provide financial flexibility given the uncertain market conditions, we borrowed $107.9 million under the Variable Funding Notes. The Company may use the proceeds from the borrowings for working capital and general corporate purposes. As of April 12, 2020, remaining borrowing availability under our Variable Funding Notes was $1.1 million.

6.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (2) (Level 1)	Significant Other Observable Inputs (2) (Level 2)	Significant Unobservable Inputs (2) (Level 3)
Fair value measurements as of April 12, 2020:
Non-qualified deferred compensation plan (1)	$25,261	$25,261	$—	$—
Total liabilities at fair value	$25,261	$25,261	$—	$—
Fair value measurements as of September 29, 2019:
Non-qualified deferred compensation plan (1)	$30,104	$30,104	$—	$—
Total liabilities at fair value	$30,104	$30,104	$—	$—
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
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of April 12, 2020 and September 29, 2019 (in thousands):

	April 12, 2020		September 29, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Class A-2 Notes	$1,296,751	$1,170,896	$1,300,000	$1,344,300
The fair value of the Class A-2 Notes was estimated using Level 2 inputs based on quoted market prices in markets that are not considered active markets. The Company had $107.9 million of outstanding borrowings under its Variable Funding Notes. The fair value of this loan approximates carrying value due to the variable rate nature of these borrowings.
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

7.DERIVATIVE INSTRUMENTS
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
Financial performance — The following table summarizes the OCI activity related to our interest rate swap derivative instruments and the amounts reclassified from accumulated OCI (in thousands):

	Location in Income	Quarter	Year-to-date
		April 14, 2019	April 14, 2019
Loss recognized in OCI	N/A	$(4,959)	$(12,126)
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$134	$613

8.IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 12, 2020	April 14, 2019	April 12, 2020	April 14, 2019
Restructuring costs	$118	$946	$1,163	$6,786
Costs of closed restaurants and other	331	383	432	1,249
Losses (gains) on disposition of property and equipment, net (1)	267	(714)	(10,170)	(138)
Accelerated depreciation	—	510	—	926
	$716	$1,125	$(8,575)	$8,823
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
The following is a summary of our restructuring costs (in thousands):

	Quarter		Year-to-date
	April 12, 2020	April 14, 2019	April 12, 2020	April 14, 2019
Employee severance and related costs	$118	$642	$1,163	$5,148
Strategic Alternatives Evaluation (1)	—	304	—	1,638
	$118	$946	$1,163	$6,786
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
Total accrued severance costs related to our restructuring activities are included in “Accrued liabilities” on our condensed consolidated balance sheets, and changed as follows during 2020 (in thousands):

Balance as of September 29, 2019	$2,100
Costs incurred	1,163
Cash payments	(3,010)
Balance as of April 12, 2020	$253

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9.INCOME TAXES
The income tax provisions reflect tax rates of 32.3% in the second quarter and 30.7% year-to-date, compared with 25.0% and 24.0%, respectively, in fiscal year 2019. The major components of the year-over-year change in tax rates were a decrease in operating earnings before income tax, an increase in the impact of non-deductible compensation for certain officers, an increase in losses from the market performance of insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income, and an increase in non-deductible legal settlements. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2020 rate could differ from our current estimates.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in the U.S. on March 27, 2020. The CARES Act includes several U.S. income tax provisions related to, among other things, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. The CARES Act is not expected to have a material impact on the Company’s financial results.

10.RETIREMENT PLANS
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
In the fourth quarter of 2019, the Company amended its Qualified Plan to add a limited lump sum payment window whereby certain terminated participants with a vested pension benefit could elect to receive either an immediate lump sum or a monthly annuity payment of their accrued benefit. The offering period began September 16, 2019 and ended October 31, 2019. The participants that elected a lump sum benefit under the program were paid in December 2019, which triggered settlement accounting. As a result of the offering, the Company’s Qualified Plan paid $122.3 million from its plan assets to those who accepted the offer, thereby reducing the plan’s pension benefit obligation (“PBO”). The transaction had no cash impact to the Company but did result in a non-cash settlement charge of $38.6 million in the first quarter of fiscal 2020. Routine lump sum payments made in the second quarter of fiscal 2020 resulted in a non-cash settlement charge of $0.3 million.
Postretirement healthcare plans — We also sponsor two healthcare plans, closed to new participants, that provide postretirement medical benefits to certain employees who have met minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and they contain other cost-sharing features such as deductibles and coinsurance.
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-date
	April 12, 2020	April 14, 2019	April 12, 2020	April 14, 2019
Defined benefit pension plans:
Interest cost	$3,669	$5,286	$8,745	$12,334
Expected return on plan assets (1)	(4,706)	(6,077)	(11,362)	(14,181)
Pension settlements (2)	321	—	38,927	—
Actuarial losses (2)	1,019	913	2,691	2,132
Amortization of unrecognized prior service costs (2)	19	27	45	62
Net periodic benefit cost	$322	$149	$39,046	$347
Postretirement healthcare plans:
Interest cost	$187	$230	$435	$537
Actuarial losses (gains) (2)	3	(36)	9	(85)
Net periodic benefit cost	$190	$194	$444	$452
___________________________
(1)Based on a return on asset, net of administrative expenses, assumption of 5.8% determined at the end of fiscal 2019, subsequently updated to 5.9% as of December 31, 2019 and 5.2% as of March 31, 2020, upon remeasurement of the Qualified Plan’s assets and PBO as required by settlement accounting.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2019, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding 2020 contributions are as follows (in thousands):

	SERP	Postretirement Healthcare Plans
Net year-to-date contributions	$2,857	$725
Remaining estimated net contributions during fiscal 2020	$2,514	$676
We continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. We do not anticipate making any contributions to our Qualified Plan in fiscal 2020.

11.STOCKHOLDERS’ DEFICIT
Summary of changes in stockholders’ deficit — A reconciliation of the beginning and ending amounts of stockholders’ deficit is presented below (in thousands):

	Quarter		Year-to-date
	April 12, 2020	April 14, 2019	April 12, 2020	April 14, 2019
Balance at beginning of period	$(841,153)	$(607,296)	$(737,584)	$(591,699)
Shares issued under stock plans, including tax benefit	3,375	128	3,559	243
Share-based compensation expense	2,681	2,799	5,865	4,708
Dividends declared	(9,067)	(10,323)	(18,492)	(20,641)
Purchases of treasury stock	—	—	(153,550)	—
Net earnings	11,463	25,089	19,360	59,187
Other comprehensive income (loss), net of taxes	(44,225)	(2,911)	6,786	(6,982)
Cumulative-effect from a change in accounting principle	—	—	(2,870)	(37,330)
Balance at end of period	$(876,926)	$(592,514)	$(876,926)	$(592,514)
Repurchases of common stock — The Company repurchased 1.9 million shares of its common stock in the first quarter of fiscal 2020 at an average price of $81.41 per share for an aggregate cost of $153.5 million. There were no repurchases of common stock in the second quarter of fiscal 2020. As of April 12, 2020, this leaves approximately $122.2 million remaining under share repurchase programs authorized by the Board of Directors, consisting of $22.2 million that expires in November 2020 and $100.0 million that expires in November 2021.
Repurchases of common stock included in our condensed consolidated statement of cash flows for fiscal 2020 include $2.0 million related to repurchase transactions traded in the prior year but settled in 2020.
Dividends — During 2020, the Board of Directors declared two cash dividends of $0.40 per common share which were paid on March 17, 2020 and December 20, 2019 to shareholders of record as of the close of business on March 3, 2020 and December 5, 2019, respectively, and totaled $18.5 million. Future dividends are subject to approval by our Board of Directors.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	April 12, 2020	April 14, 2019	April 12, 2020	April 14, 2019
Weighted-average shares outstanding – basic	22,803	25,943	23,339	25,922
Effect of potentially dilutive securities:
Nonvested stock awards and units	85	190	144	203
Stock options	—	10	—	10
Performance share awards	7	2	7	2
Weighted-average shares outstanding – diluted	22,895	26,145	23,490	26,137
Excluded from diluted weighted-average shares outstanding:
Antidilutive	362	186	307	186
Performance conditions not satisfied at the end of the period	77	89	77	89

13.CONTINGENCIES AND LEGAL MATTERS
Legal matters — We assess contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that liability is adverse to the Company and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. As of April 12, 2020 and September 29, 2019, the Company had recorded aggregate liabilities of $14.2 million and $10.0 million, respectively, within “Accrued liabilities” on our condensed consolidated balance sheets, for all matters including those described below, that were probable and reasonably estimable. While we believe that additional losses beyond these accruals are reasonably possible, we cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals.
Gessele v. Jack in the Box Inc. — In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. In February 2019, plaintiff’s counsel reduced their earlier demand from $62.0 million to $42.0 million. In November 2019, the court issued a ruling on various dispositive motions, disallowing approximately $25.0 million in claimed damages. The parties participated in a voluntary mediation on March 16, 2020, but the matter did not settle. The plaintiff recently filed a motion for reconsideration of the court’s prior denial of class certification regarding meal and rest break claims. The Company has opposed the motion and will continue to vigorously defend against this lawsuit.
Marquez v. Jack in the Box Inc. — In August 2017, a former employee filed a class action lawsuit in California state court and as a Private Attorney General Act (“PAGA”) representative suit alleging that the Company failed to provide all non-exempt California employees with compliant rest and meal breaks, overtime pay, accurate wage statements, and final pay upon termination of employment. On January 29, 2020, the parties participated in voluntary mediation and reached a tentative agreement to settle the case. The parties have executed a settlement agreement and submitted the settlement to the court for final approval.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Ramirez v. Jack in the Box Inc. — On June 11, 2019, an unfavorable jury verdict was delivered in a wrongful termination lawsuit against the Company in Los Angeles Superior Court. Plaintiff in the case was a restaurant employee who was terminated in 2013. The jury’s verdict included $5.4 million in compensatory damages and $10.0 million in punitive damages. The Company filed post-trial motions with the trial judge for the purpose of setting aside or significantly reducing damages. These motions were granted, resulting in a reduction of damages from $15.4 million to $3.2 million. The plaintiff accepted the reduction. In October 2019, the plaintiff’s counsel filed a motion for attorney’s fees in the amount of $5.1 million. On January 9, 2020, the court issued its ruling awarding $3.9 million in attorney fees. As of April 12, 2020, we have recorded an accrual for legal settlement of $7.3 million within “Accrued liabilities” and a litigation insurance recovery receivable of $7.3 million, which represents the expected payment of the settlement by the Company’s insurance carriers, within “Accounts and other receivable, net” in our condensed consolidated balance sheet.
Other legal matters — In addition to the matter described above, we are subject to normal and routine litigation brought by former or current employees, customers, franchisees, vendors, landlords, shareholders or others. We intend to defend ourselves in any such matters. Some of these matters may be covered, at least in part, by insurance or other third party indemnity obligations. We record receivables from third party insurers when recovery has been determined to be probable. We believe that the ultimate determination of liability in connection with legal claims pending against us, if any, in excess of amounts already provided for such matters in the consolidated financial statements, will not have a material adverse effect on our business, our annual results of operations, liquidity or financial position; however, it is possible that our business, results of operations, liquidity, or financial condition could be materially affected in a particular future reporting period by the unfavorable resolution of one or more matters or contingencies during such period.

14.DISCONTINUED OPERATIONS
Qdoba — In December 2017, we entered into a stock purchase agreement (the “Qdoba Purchase Agreement”) with the Buyer to sell all issued and outstanding shares of Qdoba. The Buyer completed the acquisition of Qdoba on March 21, 2018 (the “Qdoba Sale”).
We also entered into a Transition Services Agreement with the Buyer pursuant to which the Buyer received certain services (the “Services”) to enable it to operate the Qdoba business after the closing of the Qdoba Sale. The Services included information technology, finance and accounting, human resources, supply chain and other corporate support services. Under the Agreement, the Services were provided at cost for a period of up to 12 months, with two 3-month extensions available for certain services. As of September 21, 2019, we are no longer providing transition services to Qdoba. In 2019, we recorded $1.9 million in the quarter and $5.6 million year-to-date, in income related to the Services as a reduction of “Selling, general and administrative expenses” in the condensed consolidated statements of earnings.
The following table presents Qdoba’s results of operations in periods which have been included in discontinued operations (in thousands, except per share data):

	Quarter	Year-to-date
	April 14, 2019	April 14, 2019
Selling, general and administrative expenses	$59	$(243)
Loss on Qdoba Sale	—	85
(Losses) earnings from discontinued operations before income taxes	(59)	158
Income tax benefit (1)	18	2,778
(Losses) earnings from discontinued operations, net of income taxes	$(41)	$2,936

Basic and diluted earnings per share from discontinued operations:	$—	$0.11
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Lease guarantees — While all operating leases held in the name of Qdoba were part of the Qdoba Sale, some of the leases remain guaranteed by the Company pursuant to one or more written guarantees (the “Guarantees”). In the event Qdoba fails to meet its payment and performance obligations under such guaranteed leases, we may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Should we, as guarantor of the lease obligations, be required to make any lease payments due for the remaining term of the subject leases, the maximum amount we may be required to pay is approximately $29.3 million as of April 12, 2020. The lease terms extend for a maximum of approximately 16 more years as of April 12, 2020, and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event that we are obligated to make payments under the Guarantees, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. As of April 12, 2020, no amounts have been accrued relating to these guarantees as we do not believe any losses are probable.

15.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	April 12, 2020	April 14, 2019
Non-cash investing and financing transactions:
Decrease in obligations for treasury stock repurchases	$2,025	$14,362
Decrease in obligations for purchases of property and equipment	$1,247	$5,368
Increase in dividends accrued or converted to common stock equivalents	$65	$121
Consideration for franchise acquisitions	$859	$—
Decrease in finance lease obligations from the termination of equipment and building leases	$24	$41

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16.SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	April 12, 2020	September 29, 2019
Accounts and other receivables, net:
Trade	$46,339	$36,907
Notes receivable	9,589	278
Income tax receivable	1,279	160
Other	14,410	10,855
Allowance for doubtful accounts	(5,286)	(2,965)
	$66,331	$45,235
Prepaid expenses:
Prepaid income taxes	$12,965	$579
Prepaid advertising	32	1,838
Other	5,463	6,598
	$18,460	$9,015
Other assets, net:
Company-owned life insurance policies	$107,973	$112,753
Deferred rent receivable	49,152	49,333
Franchise tenant improvement allowance	29,536	26,925
Other	24,544	17,674
	$211,205	$206,685
Accrued liabilities:
Insurance	$27,972	$27,888
Payroll and related taxes	20,808	31,095
Deferred franchise fees	4,951	4,978
Sales and property taxes	10,251	4,268
Gift card liability	2,196	2,036
Other	54,771	49,818
	$120,949	$120,083
Other long-term liabilities:
Defined benefit pension plans	$147,295	$120,260
Deferred franchise fees	39,748	41,295
Straight-line rent accrual	—	29,537
Other	55,325	72,678
	$242,368	$263,770

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2020 and 2019 refer to the 12-weeks (“quarter”) and 28-weeks (“year-to-date”) ended April 12, 2020 and April 14, 2019, respectively, unless otherwise indicated.
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
•Liquidity and capital resources — an analysis of our cash flows including pension and postretirement health contributions, capital expenditures, franchise tenant improvement allowance distributions, share repurchase activity, dividends, known trends that may impact liquidity and the impact of inflation, if applicable.
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
We have included in our MD&A certain performance metrics that management uses to assess company performance and which we believe will be useful in analyzing and understanding our results of operations. These metrics include:
•Changes in sales at restaurants open more than one year (“same-store sales”), system restaurant sales, franchised restaurant sales, and average unit volumes (“AUVs”). Same-store sales, restaurant sales, and AUVs are presented for franchised restaurants and on a system-wide basis, which includes company and franchise restaurants. Franchise sales represent sales at franchise restaurants and are revenues of our franchisees. We do not record franchise sales as revenues; however, our royalty revenues, marketing fees and percentage rent revenues are calculated based on a percentage of franchise sales. We believe franchise and system same-store sales, franchised and system restaurant sales, and AUV information are useful to investors as they have a direct effect on the Company’s profitability.
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

IMPACT OF COVID-19
As of May 8, 2020, substantially all of our restaurants remain open, with dining rooms closed and all locations operating in an off-premise capacity, which represents close to 90% of the Company’s business historically, including drive-thru, third-party delivery, and carry-out. While we navigate through this time of uncertainty, Jack in the Box remains committed to operating our restaurants with integrity, providing great guest service, and most importantly, protecting the health and safety of our employees and guests.
Our system same store sales decreased by 4.2% in the quarter; however, the outbreak did not materially impact the business until late in the quarter. Prior to the rise in “shelter-in-place” mandates and “social distancing” requirements across the country, same store sales increased 5.2% in the seven weeks ended March 8, 2020, compared to the 17.0% decrease in same store sales we experienced in the last five weeks of the quarter.
To mitigate the impact of COVID-19 on the Company, operations, franchisees and our employees, we have undertaken the following actions:
•Implemented a short-term cash preservation strategy (refer to the Liquidity and Capital Resources section for further information).
•Provided financial support to our franchisees in the form of a reduction and payment deferral of marketing fees, postponement of rent, and delayed remodel requirements and development agreements for at least six months.
•Instituted a new emergency paid sick leave program at company-operated restaurants and have provided protective masks, gloves, sneeze guards and thermometers to all company-owned and franchised locations.
Given the level of volatility and uncertainty surrounding the future impact of COVID-19 on the broader US economy and specific impacts to our business, we have withdrawn our previously issued fiscal 2020 and long-term guidance. The Company will provide an update when it can reasonably estimate the impacts of the COVID-19 pandemic on business results.
OTHER RECENT DEVELOPMENTS
On April 16, 2020, we announced that Darin Harris has been appointed by our Board of Directors as Chief Executive Officer and will join the Board of Directors, both effective on the start of his employment no later than June 15, 2020. Our Board of Directors has also elected David Goebel to serve as non-executive Chairman of the Board, effective when Mr. Harris begins employment with the Company.
Mr. Harris takes over from Lenny Comma, who announced his intent to retire in December 2019 and has served as Chief Executive Officer and Chairman of the Board of Directors since 2014. Mr. Comma’s last day of employment will be effective upon Mr. Harris’ start date, at which time Mr. Comma will also leave the Board of Directors.
OVERVIEW
As of April 12, 2020, we operated and franchised 2,246 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam.
The following summarizes the most significant events occurring in fiscal 2020, and certain trends compared to a year ago:
•System same-store sales — System same-store sales decreased by 4.2% in the quarter and 0.8% year-to-date. Company same-store sales decreased 4.1% in the quarter, driven by a 10.5% decrease in transactions, partially offset by average check growth of 6.4%. As previously disclosed, system-same store sales increased 5.2% in the seven weeks ended March 8, 2020, prior to any impacts from the COVID-19 pandemic.
•Company restaurant operations — Company restaurant costs as a percentage of company restaurant sales increased in the quarter to 79.4% from 72.4% a year ago primarily due to sales deleverage during COVID-19 impacted weeks and wage and commodity inflation.
•Franchise operations — Excluding the impacts of ASC 842 described in the Financial Reporting section below, our franchise operating results were impacted by a decrease in royalties and rent margins in the quarter and year-to-date, primarily due to lower franchise sales during COVID-19 impacted weeks, and a $2.0 million year-to-date increase in franchisee bad debt expense compared to the prior year.
•Selling, general and administrative (“SG&A”) expenses - SG&A increased by $6.6 million for the quarter and $10.8 million year-to-date, largely due to unfavorable mark-to-market adjustments on investments supporting the Company’s non-qualified retirement plans and higher costs related to litigation matters compared to the prior year.
•Adjusted EBITDA — Adjusted EBITDA decreased in 2020 to $122.9 million from $144.2 million in 2019.

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
The most significant effects of this transition that affect comparability of our results of operations between 2020 and 2019 include the following:
•Our transition to ASC 842 resulted in the gross presentation of property tax and maintenance expenses and related lessee reimbursements as “Franchise occupancy expenses” and “Franchise rental revenues”, respectively. These expenses and reimbursements were presented on a net basis under the previous accounting standard. Although there was no net impact to our consolidated statement of earnings from this change, the presentation resulted in total increases in “Franchise rental revenues” and “Franchise occupancy expenses” of $8.6 million in the quarter and $20.2 million year-to-date.
•ASC 842 also changed how lessees account for leases subleased at a loss. Under ASC 842, sublease income and lessee rent expense are recorded as franchise rent revenue and franchise occupancy costs as earned or incurred. As a result of this change, franchise revenues and franchise occupancy expenses increased by $0.9 million in the quarter and $2.1 million and $2.6 million, respectively, year-to-date.

RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Quarter		Year-to-date
	April 12, 2020	April 14, 2019	April 12, 2020	April 14, 2019
Revenues:
Company restaurant sales	34.4%	35.5%	34.3%	35.4%
Franchise rental revenues	32.3%	28.6%	31.7%	28.7%
Franchise royalties and other	17.5%	17.8%	17.2%	17.9%
Franchise contributions for advertising and other services	15.8%	18.1%	16.8%	17.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging (1)	29.9%	28.3%	29.8%	28.6%
Payroll and employee benefits (1)	32.6%	29.7%	31.2%	29.5%
Occupancy and other (1)	16.9%	14.5%	15.9%	15.1%
Total company restaurant costs (1)	79.4%	72.4%	76.9%	73.2%
Franchise occupancy expenses (2)	69.2%	62.6%	68.0%	61.4%
Franchise support and other costs (3)	7.9%	7.3%	8.5%	6.2%
Franchise advertising and other services expenses (4)	104.7%	103.2%	103.5%	104.1%
Selling, general and administrative expenses	11.2%	8.2%	10.0%	8.2%
Depreciation and amortization	5.7%	5.9%	5.5%	5.9%
Impairment and other charges, net	0.3%	0.5%	(1.6)%	1.7%
Gains on the sale of company-operated restaurants	—%	—%	(0.3)%	—%
Earnings from operations	15.2%	21.8%	19.6%	20.8%
Income tax rate (5)	32.3%	25.0%	30.7%	24.0%
____________________________
(1)As a percentage of company restaurant sales.
(2)As a percentage of franchise rental revenues.
(3)As a percentage of franchise royalties and other.
(4)As a percentage of franchise contributions for advertising and other services.
(5)As a percentage of earnings from continuing operations and before income taxes.

The following table summarizes changes in same-store sales for company-owned, franchised, and system-wide restaurants:

	Quarter		Year-to-date
	April 12, 2020	April 14, 2019	April 12, 2020	April 14, 2019
Company	(4.1)%	0.6%	(0.1)%	0.5%
Franchise	(4.2)%	0.1%	(0.9)%	—%
System	(4.2)%	0.2%	(0.8)%	—%
The following table summarizes changes in the number and mix of company and franchise restaurants:

	2020			2019
	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	137	2,106	2,243	137	2,100	2,237
New	—	16	16	—	11	11
Acquired from franchisees	8	(8)	—	—	—	—
Closed	(1)	(12)	(13)	—	(8)	(8)
End of period	144	2,102	2,246	137	2,103	2,240
% of system	6%	94%	100%	6%	94%	100%
The following table summarizes restaurant sales for company-owned, franchised, and total system sales (in thousands):

	Quarter		Year-to-date
	April 12, 2020	April 14, 2019	April 12, 2020	April 14, 2019
Company-owned restaurant sales	$74,380	$76,682	$179,744	$179,514
Franchised restaurant sales (1)	695,926	721,350	1,675,271	1,681,310
System sales (1)	$770,306	$798,032	$1,855,015	$1,860,824
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
Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):

	Quarter		Year-to-date
	April 12, 2020	April 14, 2019	April 12, 2020	April 14, 2019
Net earnings - GAAP	$11,463	$25,089	$19,360	$59,187
Losses (earnings) from discontinued operations, net of taxes	—	41	—	(2,936)
Income tax expense	5,458	8,374	8,591	17,747
Interest expense, net	15,409	13,276	35,351	30,650
Pension settlement charges	321	—	38,927	—
Gains on the sale of company-operated restaurants	—	—	(1,575)	(219)
Impairment and other charges, net	716	1,125	(8,575)	8,823
Depreciation and amortization	12,282	12,690	29,010	29,859
Amortization of franchise tenant improvement allowances and other	614	607	1,765	1,137
Adjusted EBITDA - Non-GAAP	$46,263	$61,202	$122,854	$144,248

Company Restaurant Operations
The following table presents company restaurant sales and costs, and restaurant costs as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Quarter				Year-to-date
	April 12, 2020		April 14, 2019		April 12, 2020		April 14, 2019
Company restaurant sales	$74,380		$76,682		$179,744		$179,514
Company restaurant costs:
Food and packaging	22,237	29.9%	21,676	28.3%	53,585	29.8%	51,292	28.6%
Payroll and employee benefits	24,261	32.6%	22,768	29.7%	56,151	31.2%	53,042	29.5%
Occupancy and other	12,570	16.9%	11,100	14.5%	28,528	15.9%	27,113	15.1%
Total company restaurant costs	$59,068	79.4%	$55,544	72.4%	$138,264	76.9%	$131,447	73.2%
Company restaurant sales decreased $2.3 million, or 3.0% in the quarter due primarily to a decrease in traffic during COVID-19 impacted weeks, partially offset by changes in product mix, retail price increases and an increase in the number of company-operated restaurants related to the acquisition of eight restaurants from a franchisee during the quarter. Year-to-date, restaurant sales increased $0.2 million, or 0.1% versus a year ago due to an increase in the number of company-operated restaurants and retail price increases, which more than offset declines in traffic.
Same-store sales at company-operated restaurants decreased 4.1% in the quarter and 0.1% year-to-date compared to a year ago. The following table summarizes the change in company-operated same store-sales versus a year ago:

	Quarter		Year-to-date
	April 12, 2020	April 14, 2019	April 12, 2020	April 14, 2019
Average check (1)	6.4%	2.8%	4.2%	3.4%
Transactions	(10.5)%	(2.2)%	(4.3)%	(2.9)%
Change in same-store sales	(4.1)%	0.6%	(0.1)%	0.5%
____________________________
(1)Amounts in 2020 include price increases of approximately 2.4% in the quarter and 2.6% year-to-date. Amounts in 2019 include price increases of approximately 2.1% in the quarter and 2.3% year-to-date.
Food and packaging costs as a percentage of company restaurant sales increased to 29.9% in the quarter and 29.8% year-to-date in 2020 compared to 28.3% in the quarter and 28.6% year-to-date in 2019, due primarily to higher costs for ingredients and changes in product mix, partially offset by menu price increases. Commodity costs increased in the quarter and year-to-date by approximately 4.4% and 4.7%, respectively, due primarily to increases in beef, cheese and beverages.
Payroll and employee benefit costs as a percentage of company restaurant sales increased to 32.6% in the quarter and 31.2% year-to-date in 2020 compared with 29.7% in the quarter and 29.5% year-to-date in 2019, due primarily to higher average wages resulting from wage inflation and a highly competitive labor market, maintaining pre-COVID-19 staffing levels during the COVID-19 impacted weeks, and sales deleverage in the quarter, and was partially offset by lower costs for incentive compensation.
Occupancy and other costs as a percentage of company restaurant sales, increased to 16.9% in the quarter and 15.9% year-to-date in 2020 compared with 14.5% in the quarter and 15.1% year-to-date in 2019. Sales deleverage contributed to the increase in the quarter. Furthermore, in the quarter and year-to-date, the acquisition of eight restaurants with lower than average sales volumes, and higher costs for repairs and maintenance, third party delivery fees, and utilities, drove occupancy and other costs higher as a percentage of company restaurant sales.

Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	April 12, 2020	April 14, 2019	April 12, 2020	April 14, 2019
Franchise rental revenues	$69,885	$61,646	$165,969	$145,536

Royalties	36,049	37,148	86,292	86,655
Franchise fees and other	1,715	1,262	3,938	4,005
Franchise royalties and other	37,764	38,410	90,230	90,660
Franchise contributions for advertising and other services	34,128	38,989	87,887	90,803
Total franchise revenues	$141,777	$139,045	$344,086	$326,999

Franchise occupancy expenses (excluding depreciation and amortization)	$48,341	$38,618	$112,858	$89,331
Franchise support and other costs	2,971	2,797	7,647	5,642
Franchise advertising and other services expenses	35,734	40,245	90,958	94,515
Total franchise costs	$87,046	$81,660	$211,463	$189,488
Franchise costs as a percentage of total franchise revenues	61.4%	58.7%	61.5%	57.9%

Average number of franchise restaurants	2,085	2,085	2,086	2,085
Decrease in franchise-operated same-store sales	(4.2)%		(0.9)%
Franchised restaurant sales	$695,926	$721,350	$1,675,271	$1,681,310
Franchised restaurant AUVs	$334	$345	$803	$806
Royalties as a percentage of total franchised restaurant sales	5.2%	5.1%	5.2%	5.2%
Franchise rental revenues increased $8.2 million, or 13.4% in the quarter and $20.4 million, or 14.0% year-to-date compared to the prior year, primarily from our adoption of ASC 842, which increased rental revenues $9.5 million in the quarter and $22.3 million year-to-date, partially offset by a decrease in percentage rent revenue from lower franchise restaurant sales.
Franchise royalties and other decreased $0.6 million, or 1.7% in the quarter and $0.4 million, or 0.5% year-to-date compared to the prior year, due primarily to a decrease in franchise same-store sales driving royalties lower, partially offset year-to-date by an $0.8 million increase in franchise incentives recorded as a reduction of franchise royalties.
Franchise contributions for advertising and other services decreased $4.9 million, or 12.5% in the quarter and $2.9 million, or 3.2% year-to-date compared to the prior year, primarily due to lower marketing contributions from our franchisees of $5.4 million in the quarter and $4.4 million year-to-date mainly as a result of a decrease in the contribution percentage and lower franchise restaurant sales, partially offset by an increase in technology fees charged to our franchisees.
Franchise occupancy expenses, principally rents, increased $9.7 million in the quarter and $23.5 million year-to-date compared to the prior year, due primarily to the adoption of ASC 842, which increased franchise occupancy expenses by $9.5 million in the quarter and $22.8 million year-to-date.
Franchise support and other costs increased $0.2 million in the quarter and $2.0 million year-to-date compared to the prior year, primarily as a result of an increase in franchisee bad debt expense.
Franchise advertising and other service expenses decreased $4.5 million, or 11.2% in the quarter and $3.6 million, or 3.8% year-to-date compared to the prior year, due to a decrease in marketing contributions from our franchisees of $5.4 million in the quarter and $4.4 million year-to-date, partially offset by an increase in information technology costs.
Depreciation and Amortization
Depreciation and amortization decreased by $0.4 million in the quarter and $0.8 million year-to-date compared with the prior year, primarily due to our franchise building assets becoming fully depreciated in the current fiscal year.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in 2020 SG&A expenses compared with the prior year (in thousands):

	Increase / (Decrease)
	Quarter	Year-to-date
Advertising	$(349)	$(2,222)
Incentive compensation (including share-based compensation and related payroll taxes)	(2,373)	641
Cash surrender value of COLI policies, net	7,221	3,715
Litigation matters	1,917	5,799
Other (includes transition services income and savings related to our restructuring plan)	202	2,850
	$6,618	$10,783
Advertising costs represent company contributions to our marketing fund and are generally determined as a percentage of company-operated restaurant sales. Advertising costs decreased $0.3 million in the quarter and $2.2 million year-to-date compared to the prior year. In the quarter, the decrease was driven by a decrease in the contribution percentage and lower company-operated restaurant sales. Year-to-date the decrease was primarily due to a $2.0 million discretionary marketing fund contribution made by the Company in 2019 that was non-recurring in 2020.
Incentive compensation decreased by $2.4 million in the quarter mainly as a result of lower achievement levels compared to the prior year for performance-stock units and the Company’s annual incentive plan.
The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a negative impact of $7.2 million in the quarter and $3.7 million year-to-date, compared to the prior year.
Litigation matters increased by $1.9 million in the quarter and $5.8 million year-to-date, primarily due to costs accrued in 2020 for various employment litigation matters. Refer to Note 13, Contingencies and Legal Matters, of the notes to the condensed consolidated financial statements for additional information regarding these charges.
Impairment and Other Charges, Net
Impairment and other charges, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 12, 2020	April 14, 2019	April 12, 2020	April 14, 2019
Restructuring costs	$118	$946	$1,163	$6,786
Costs of closed restaurants and other	331	383	432	1,249
Losses (gains) on disposition of property and equipment, net	267	(714)	(10,170)	(138)
Accelerated depreciation	—	510	—	926
	$716	$1,125	$(8,575)	$8,823
Impairment and other charges, net decreased by $0.4 million in the quarter compared to a year ago, driven by a $1.0 million increase in losses on the disposition of property and equipment due to an eminent domain gain in the prior year, partially offset by a decrease in restructuring costs as we conclude our restructuring initiative. Year-to-date, impairment and other charges, net decreased $17.4 million due to a $10.8 million gain related to the sale of one of our corporate office buildings in first quarter of the 2020, as well as $5.6 million decrease in restructuring costs.
Gains on the Sale of Company-Operated Restaurants
In 2020 and 2019, no company-operated restaurants were sold to franchisees. Gains on the sale of company-operated restaurants in both periods pertain to meeting certain contingent consideration provisions included in restaurants sold in previous years.

Other Pension and Post-Retirement Expenses, Net
Other pension and post-retirement expenses, net increased by $0.2 million in the quarter and $39.5 million year-to-date versus the prior year, primarily due to non-cash pension settlement charges in 2020. Refer to Note 10, Retirement Plans, of the notes to the condensed consolidated financial statements for additional information regarding these charges.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 12, 2020	April 14, 2019	April 12, 2020	April 14, 2019
Interest expense	$15,458	$13,414	$35,877	$31,026
Interest income	(49)	(138)	(526)	(376)
Interest expense, net	$15,409	$13,276	$35,351	$30,650
Interest expense, net increased $2.1 million in the quarter and $4.9 million year-to-date compared with a year ago, primarily due to higher average borrowings which contributed additional interest expense of approximately $2.8 million and $6.1 million, respectively; partially offset by lower average interest rates.
Income Taxes
The tax rate in 2020 was 32.3% in the quarter and 30.7% year-to-date, compared with 25.0% and 24.0% respectively, in fiscal year 2019. The major components of the change in tax rates were a decrease in operating earnings before income tax, an increase in the impact of non-deductible compensation for certain officers, an increase in losses from the market performance of insurance products used to fund certain non-qualified retirement plans which are excluded from taxable income, and an increase in non-deductible legal settlements. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2020 rate could differ from our current estimates.

LIQUIDITY AND CAPITAL RESOURCES
General
As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories, and our vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. As a result, we may at times maintain current liabilities in excess of current assets, which results in a working capital deficit. We generally reinvest available cash flows from operations to enhance existing restaurants, to reduce debt, to repurchase shares of our common stock, and to pay cash dividends. Our cash requirements consist principally of working capital, capital expenditures, income tax payments, debt service requirements, franchise tenant improvement allowance distributions, and obligations related to our benefit plans.
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available financing in place. On July 8, 2019, we completed a refinancing of our existing senior credit facility with a new securitized financing facility, comprised of $1.3 billion of senior fixed-rate term notes and $150.0 million of variable funding notes. During the second quarter of fiscal 2020, to secure our liquidity position and provide financial flexibility given the uncertain market conditions, we drew down on our Variable Funding Notes, which provided us $107.9 million of unrestricted cash. As of the end of our second quarter, the Company had $169.2 million of cash and restricted cash on its balance sheet.
In the context of an unprecedented global pandemic, we believe it is prudent to maintain maximum financial flexibility by preserving our capital and maintaining the Company’s healthy liquidity position. As a result, we have suspended our quarterly cash dividend and all share repurchase activity, significantly reduced capital expenditures to essential spend only, and have negotiated rent concessions with our landlords, which were passed on to our franchisees. Additional measures we have taken to ensure the financial health of our franchise operators include deferring approximately 40% of April rents, reducing and deferring March and April marketing fees to give operators more cash, and delaying remodel requirements and development agreements for at least six months.
We believe that our cash on hand, cash flow from operations, and the actions taken to mitigate the effects of the COVID-19 pandemic discussed above will provide us with adequate liquidity for the next twelve months and the foreseeable future.

Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Year-to-date
	April 12, 2020	April 14, 2019
Total cash provided by (used in):
Operating activities	$58,927	$60,816
Investing activities	29,601	(8,144)
Financing activities	(70,905)	(53,787)
Net cash flows	$17,623	$(1,115)
Operating Activities. Operating cash flows decreased $1.9 million compared with a year ago, primarily due to lower net income adjusted for non-cash items of $13.4 million, partially offset by favorable changes in working capital of $11.5 million, primarily due to an increase in payables from both timing of payments and extending payment terms during the period; partially offset by lower collections on receivables as a result of postponing collections on marketing and rent payments from our franchisees.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2019, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for our qualified pension plan. We continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. We do not anticipate making any contributions to our Qualified Plan in fiscal 2020. In 2020, we contributed $3.6 million to our non-qualified pension plan and postretirement plans.
Investing Activities. Cash provided by investing activities increased by $37.7 million compared with a year ago, primarily due to higher proceeds from the sale and leaseback of assets of $15.4 million, higher proceeds from the sale of property and equipment of $20.9 million, and $5.4 million of lower capital expenditure spending, partially offset by $6.5 million of lower repayments received on notes issued in connection with 2018 refranchising transactions.
Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	April 12, 2020	April 14, 2019
Jack in the Box:
Restaurant facility expenditures	$6,443	$9,780
New restaurants	—	1,452
Other, including information technology	1,967	6,586
	8,410	17,818
Corporate Services:
Information technology	2,926	373
Other, including facility improvements	1,441	—
	4,367	373

Total capital expenditures	$12,777	$18,191
Our capital expenditure program includes, among other things, restaurant remodeling, information technology enhancements, and investments in new locations and equipment. Capital expenditures decreased by $5.4 million compared to a year ago primarily due to lower facility expenditures from restaurant remodels and technology initiatives; partially offset by higher spending on certain corporate technology initiatives in 2020.
Sale leaseback transactions — We use sale and leaseback financing to lower the initial cash investment in our restaurants to the cost of the equipment, whenever possible. In 2020, we completed a sale leaseback transaction of a multi-tenant commercial property in Los Angeles, California and leased back the parcel on which a company-operated restaurant is located. We received net proceeds of $17.4 million during the first quarter of 2020 on this transaction.

In 2020, we also completed the sale of one of our corporate office buildings as we move forward with our previously announced consolidation of our corporate facilities. We entered into a lease with the buyer to leaseback the property for up to a period of 18 months with an option to terminate earlier without penalty, upon providing a 90-day notice. We received net proceeds of $20.6 million on the sale.
Financing Activities. Cash flows used in financing activities increased by $17.1 million compared with a year ago, primarily due to a net increase in borrowings under our revolving credit facilities of $98.9 million, lower principal repayments of $18.1 million as a result of our debt recapitalization completed in the prior year, and lower payments for debt issuance costs of $3.4 million; partially offset by higher stock repurchases of $141.2 million.
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
This leaves approximately $122.2 million remaining under share repurchase programs authorized by the Company’s Board of Directors, consisting of $22.2 million that expires in November 2020 and approximately $100.0 million that expires in November 2021. As previously announced, we have temporarily paused our share repurchase program and did not buy back any shares in the second quarter.
Dividends — During 2020, the Board of Directors declared two quarterly cash dividends of $0.40 per common share totaling $18.5 million.
In addition to temporarily suspending our share repurchase program, on May 8, 2020, the Board of Directors approved our voluntary election to temporarily suspend quarterly dividend payments. We will continue to monitor and revisit our capital allocation policies throughout the third quarter with the goal of reinstating dividends and share repurchases once we have more clarity around the scope and duration of the disruption caused by COVID-19.
Class A-2 Notes — Interest and principal payments on the Class A-2 Notes are payable on a quarterly basis. In general, no principal payments will be required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. The Company’s actual leverage ratio exceeded 5.0x, and as a result, we are required to make quarterly principal payments of $3.25 million. The Company anticipates that we will be required to make quarterly principal payments on the Class A-2 Notes for the foreseeable future.
The legal final maturity date of the Class A-2 Notes is in August 2049, but it is expected that, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment dates of the Class A-2-I Notes, the Class A-2-II Notes and the Class A-2-III Notes will be August 2023, August 2026 and August 2029, respectively (the “Anticipated Repayment Dates”). If the Master Issuer has not repaid or refinanced the Class A-2 Notes prior to the respective anticipated repayment date, additional interest will accrue pursuant to the Indenture. As of April 12, 2020, $1,296.8 million of borrowings were outstanding on the Class A-2 Notes.
Restricted Cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders, and are restricted in their use. As of April 12, 2020, the Master Issuer had restricted cash of $37.0 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Class A-2 Notes. During the second quarter, as a cautionary measure, we voluntarily elected to reserve the third quarter’s principal and interest payments due in August 2020.
Variable Funding Notes — The Variable Funding Notes were issued under the Indenture and allow for drawings of up to $150.0 million on a revolving basis and the issuance of letters of credit. Depending on the type of borrowing under the Variable Funding Notes, interest on the Variable Funding Notes will be based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) the lenders’ commercial paper funding rate plus any applicable margin, as set forth in the Variable Funding Note Purchase Agreement. There is a scaled commitment fee on the unused portion of the Variable Funding Notes facility of between 50 and 100 basis points. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to August 2024, subject to two one-year extensions at the option of the Company. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue equal to 5.00% per annum. As of April 12, 2020 and September 29, 2019, $41.1 million and $45.6 million, respectively, of letters of credit were outstanding against the Variable Funding Notes. As of September 29, 2019, we had no outstanding borrowings under our Variable Funding Notes. During the second quarter of 2020, with uncertainty surrounding COVID-19 events, and as a cautionary measure, we borrowed $107.9 million under the Variable Funding Notes. The Company may use the proceeds from the borrowings for working capital and general corporate purposes. As of April 12, 2020, remaining borrowing availability under our Variable Funding Notes was $1.1 million.

Covenants and restrictions — The Class A-2 Notes and the Variable Funding Notes (collectively referred to as the “Notes”) are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of April 12, 2020, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the federal securities laws, including further impacts that COVID-19 pandemic may have on our future operations. Any statements contained herein that are not historical facts may be deemed to be forward-looking statements. Forward-looking statements may be identified by words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would”, “should” and similar expressions. These statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. These estimates and assumptions involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Factors that may cause our actual results to differ materially from any forward-looking statements include, but are not limited to:
•The potential impacts to our business and operations resulting from the coronavirus COVID-19 pandemic.
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
•Increasing regulatory and legal complexity may adversely affect restaurant operations and our financial results; including federal, state, and local policies regarding mitigation strategies for controlling the coronavirus COVID-19 pandemic.
•Our insurance may not provide adequate levels of coverage against claims.
•Our quarterly results and, as a result, the price of our common stock, may fluctuate significantly and could fall below the expectations of securities analysts and investors due to various factors.
•The price of our common stock may be adversely affected by investor response to our temporary suspension of dividends and our stock repurchase program.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In connection with the securitized refinancing completed on July 8, 2019, we are only exposed to interest rate risk on borrowings under our $150.0 million variable funding notes. During the second quarter of 2020, we borrowed $107.9 million under the variable funding notes, which remains outstanding as of April 12, 2020 and are subject to variable interest rates.
We are also exposed to the impact of commodity and utility price fluctuations. Many of the ingredients we use are commodities or ingredients that are affected by the price of other commodities, weather, seasonality, production, availability and various other factors outside our control. In order to minimize the impact of fluctuations in price and availability, we monitor the primary commodities we purchase and may enter into purchasing contracts and pricing arrangements when considered to be advantageous. However, certain commodities remain subject to price fluctuations. We are exposed to the impact of utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs for commodities and utilities through higher prices is limited by the competitive environment in which we operate. We also could experience shortages of key ingredients if our suppliers need to close or restrict operations due to the impact of the COVID-19 pandemic. We have not experienced any material disruptions in our supply chains as of the date of this report.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 12, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 1.  LEGAL PROCEEDINGS
See Note 13, Contingencies and Legal Matters, of the notes to the condensed consolidated financial statements for a discussion of our contingencies and legal matters.

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
The novel coronavirus (COVID-19) outbreak has disrupted and is expected to continue to disrupt our business, which has affected and could continue to materially affect our operations, financial condition and results of operations for an extended period of time.
The pandemic novel coronavirus (COVID-19) outbreak, federal, state and local government responses to COVID-19 and our responses to the outbreak have all disrupted and will continue to disrupt our business. In the United States, individuals are being encouraged to practice social distancing, restricted from gathering in groups, and in some areas, placed on complete restriction from non-essential movements outside of their homes. In response to the COVID-19 outbreak and these changing conditions, we previously announced that all company-owned and franchise-operated restaurants are operating in an off-premise capacity, including drive-thru, third-party delivery and carry-out. We have implemented a number of safety procedures, including implementing heightened sanitation requirements, practicing employee social distancing, and adhering to glove and mask protocol for all patrons and workers.
Our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial stability. The financial impact of COVID-19 has had, and is expected to continue to have, an adverse effect on our franchisees’ liquidity. To ensure financial health of our valued franchise operators, we have reduced marketing fees and postponed collection of these marketing fees, postponed the collection of certain franchisee rental payments and delayed all fiscal 2020 franchise development agreements by at least six months and suspended other required capital investments. To the extent our franchisees experience financial distress, our operating results may be adversely impacted, potentially materially affecting our liquidity, financial condition, or results of operations.
As discussed in this report, we have a significant amount of debt outstanding and have recently drawn down on our Variable Funding Notes, which provided us $107.9 million of unrestricted cash, to provide additional security to our liquidity position and provide financial flexibility given uncertain market and economic conditions as a result of the COVID-19 pandemic. A material increase in our level of debt could have certain material adverse effects on us. If the business interruptions caused by COVID-19 last longer than we expect, we may need to seek other sources of liquidity. The COVID-19 outbreak is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 outbreak lasts.
Our business could be further disrupted if any of our company or franchised restaurant employees are diagnosed with COVID-19 since this could require us or our franchisees to quarantine some or all of a restaurant’s employees and disinfect the restaurants facilities. If a significant percentage of our or our franchisees’ workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our results may be adversely impacted, potentially materially affecting our liquidity, financial condition, or results of operations.
Our suppliers could be adversely impacted by the COVID-19 outbreak. If our suppliers’ employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face cost increases and/or shortages of food items or other supplies across our restaurants and our results could be adversely impacted by such supply interruptions.

The equity markets in the United States have been extremely volatile due to the COVID-19 outbreak and our stock price has fluctuated significantly.
Additional government regulations or legislation as a result of COVID-19 in addition to decisions we have made and may make in the future relating to the compensation of and benefit offerings for our company-operated restaurant team members could also have an adverse effect on our business. We cannot predict the types of government regulations or legislation that may be passed relating to employee compensation as a result of the COVID-19 outbreak. We have implemented an emergency paid sick leave program at our company-operated restaurants and taken other compensation and benefit actions to support our restaurant team members during the COVID-19 business interruption, but those actions may not be sufficient to compensate our team members for the entire duration of any business interruption resulting from COVID-19. Those team members might seek and find other employment during that interruption, which could materially adversely affect our ability to properly staff and reopen our restaurants with experienced team members when the business interruptions caused by COVID-19 abate or end.
The COVID-19 outbreak also may have the effect of heightening other risks disclosed in the Risk Factors section including in our Form 10-K filed on November 21, 2019, including, but not limited to, those related to consumer confidence, increase in food and commodity costs, supply chain interruptions, labor availability and cost, cybersecurity incidents, increased indebtedness, regulatory and legal complexity, and governmental regulation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — We did not repurchase any shares of our common stock in the second quarter of 2020. As of April 12, 2020, there was approximately $22.2 million remaining under the Board-authorized stock buyback program which expires in November 2020 and approximately $100.0 million which expires in November 2021.

ITEM 3.  DEFAULTS OF SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Effective May 8, 2020, the Board of Directors approved the Amended and Restated Bylaws of the Company, which were updated to establish the roles and duties of the Chairman of the Board and Lead Director, and to provide that the Chairman of the Board, rather than the Chief Executive Officer, can call special meetings. The foregoing summary does not purport to be complete and is subject to, and qualified in its entirety by reference to, the complete copy of the Amended and Restated Bylaws, which has been filed as Exhibit 3.2, hereto and is hereby incorporated herein by reference. Interested parties should read the document in its entirety.

ITEM 6.  EXHIBITS

Number	Description	Form	Filed with SEC
3.1†	Restated Certificate of Incorporation, dated March 6, 1992	10-Q	Filed herewith
3.2	Amended and Restated Bylaws, dated May 8, 2020	10-Q	Filed herewith
10.2.14*	Phillip Rudolph Separation and Release Agreement, dated March 2, 2020	10-Q	Filed herewith
10.2.15*	Jack in the Box Inc. Severance Plan for Executive Officers, dated March 9, 2020	8-K	March 4, 2020
10.2.16*	Offer Letter by and between Darin Harris and Jack in the Box Inc., dated April 2, 2020	8-K	April 16, 2020
10.2.17*	Retention, Transition and Separation Agreement, by and between Leonard A. Comma and Jack in the Box Inc., dated April 16, 2020	8-K	April 16, 2020
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Originally filed as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K filed on December 2, 1999
* Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ LANCE TUCKER
Lance Tucker
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: May 14, 2020