Form 10-Q
period 2020-07-05
JACK IN THE BOX INC /NEW/
filed 2020-08-05
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 5, 2020
or
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
9357 Spectrum Center Blvd.
San Diego, California 92123
(Address of principal executive offices)

9330 Balboa Avenue
San Diego, California 92123
(Former name or former address, if changed since last report)
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
Yes  ☐    No  ☑
As of the close of business July 30, 2020, 22,677,817 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	July 5, 2020	September 29, 2019
ASSETS
Current assets:
Cash	$159,540	$125,536
Restricted cash	37,373	26,025
Accounts and other receivables, net	88,242	45,235
Inventories	1,835	1,776
Prepaid expenses	13,447	9,015
Current assets held for sale	6,191	16,823
Other current assets	3,504	2,718
Total current assets	310,132	227,128
Property and equipment:
Property and equipment, at cost	1,140,285	1,176,241
Less accumulated depreciation and amortization	(796,159)	(784,307)
Property and equipment, net	344,126	391,934
Other assets:
Operating lease right-of-use assets	902,858	—
Intangible assets, net	283	425
Goodwill	47,161	46,747
Deferred tax assets	66,132	85,564
Other assets, net	216,008	206,685
Total other assets	1,232,442	339,421
	$1,886,700	$958,483
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$13,821	$774
Current operating lease liabilities	169,347	—
Accounts payable	26,339	37,066
Accrued liabilities	143,344	120,083
Total current liabilities	352,851	157,923
Long-term liabilities:
Long-term debt, net of current maturities	1,366,171	1,274,374
Long-term operating lease liabilities, net of current portion	777,883	—
Other long-term liabilities	216,752	263,770
Total long-term liabilities	2,360,806	1,538,144
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,320,270 and 82,159,002 issued, respectively	823	822
Capital in excess of par value	491,594	480,322
Retained earnings	1,607,485	1,577,034
Accumulated other comprehensive loss	(117,553)	(140,006)
Treasury stock, at cost, 59,646,773 and 57,760,573 shares, respectively	(2,809,306)	(2,655,756)
Total stockholders’ deficit	(826,957)	(737,584)
	$1,886,700	$958,483
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	July 5, 2020	July 7, 2019	July 5, 2020	July 7, 2019
Revenues:
Company restaurant sales	$82,444	$78,434	$262,188	$257,948
Franchise rental revenues	76,021	63,359	241,990	208,895
Franchise royalties and other	43,239	40,180	133,469	130,840
Franchise contributions for advertising and other services	40,571	40,386	128,458	131,189
	242,275	222,359	766,105	728,872
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging	24,077	23,058	77,662	74,350
Payroll and employee benefits	25,085	23,121	81,236	76,163
Occupancy and other	12,334	11,052	40,862	38,165
Total company restaurant costs	61,496	57,231	199,760	188,678
Franchise occupancy expenses (excluding depreciation and amortization)	48,612	38,371	161,470	127,702
Franchise support and other costs	2,692	2,695	10,339	8,337
Franchise advertising and other services expenses	42,176	41,882	133,134	136,397
Selling, general and administrative expenses	13,680	24,389	66,131	66,057
Depreciation and amortization	12,141	12,786	41,151	42,645
Impairment and other charges, net	738	(3,256)	(7,837)	5,567
Gains on the sale of company-operated restaurants	(1,050)	—	(2,625)	(219)
	180,485	174,098	601,523	575,164
Earnings from operations	61,790	48,261	164,582	153,708
Other pension and post-retirement expenses, net	1,482	342	40,972	1,141
Interest expense, net	15,700	36,494	51,051	67,144
Earnings from continuing operations and before income taxes	44,608	11,425	72,559	85,423
Income tax expense (benefit)	12,432	(2,048)	21,023	15,699
Earnings from continuing operations	32,176	13,473	51,536	69,724
Earnings (losses) from discontinued operations, net of income taxes	379	(284)	379	2,652
Net earnings	$32,555	$13,189	$51,915	$72,376

Net earnings per share - basic:
Earnings from continuing operations	$1.41	$0.52	$2.22	$2.69
Earnings (losses) from discontinued operations	0.02	(0.01)	0.02	0.10
Net earnings per share (1)	$1.42	$0.51	$2.24	$2.79
Net earnings per share - diluted:
Earnings from continuing operations	$1.40	$0.51	$2.21	$2.67
Earnings (losses) from discontinued operations	0.02	(0.01)	0.02	0.10
Net earnings per share (1)	$1.42	$0.50	$2.23	$2.77

Cash dividends declared per common share	$—	$0.40	$0.80	$1.20
____________________________
(1)Earnings per share may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	July 5, 2020	July 7, 2019	July 5, 2020	July 7, 2019
Net earnings	$32,555	$13,189	$51,915	$72,376
Cash flow hedges:
Net change in fair value of derivatives	—	(11,499)	—	(23,625)
Net loss reclassified to earnings	—	23,715	—	24,328
	—	12,216	—	703
Tax effect	—	(6,132)	—	(3,165)
	—	6,084	—	(2,462)
Unrecognized periodic benefit costs:
Actuarial income (losses) arising during the period	19,666	—	(12,841)	—
Actuarial losses and prior service costs reclassified to earnings	1,494	904	43,166	3,013
	21,160	904	30,325	3,013
Tax effect	(5,493)	(232)	(7,872)	(777)
	15,667	672	22,453	2,236

Other comprehensive income (loss), net of taxes	15,667	6,756	22,453	(226)

Comprehensive income	$48,222	$19,945	$74,368	$72,150
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	July 5, 2020	July 7, 2019
Cash flows from operating activities:
Net earnings	$51,915	$72,376
Earnings from discontinued operations	379	2,652
Earnings from continuing operations	51,536	69,724
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	41,151	42,645
Amortization of franchise tenant improvement allowances and other	2,383	1,524
Deferred finance cost amortization	4,337	1,903
Excess tax benefits from share-based compensation arrangements	(71)	(66)
Deferred income taxes	12,567	(1,745)
Share-based compensation expense	7,612	6,589
Pension and postretirement expense	40,972	1,141
Gains on cash surrender value of company-owned life insurance	(1,861)	(3,117)
Gains on the sale of company-operated restaurants	(2,625)	(219)
Gains on the disposition of property and equipment, net	(10,386)	(5,756)
Non-cash operating lease costs	(5,689)	—
Impairment charges and other	195	1,624
Changes in assets and liabilities, excluding acquisitions:
Accounts and other receivables	(39,198)	(3,555)
Inventories	14	(79)
Prepaid expenses and other current assets	(5,034)	1,509
Accounts payable	(4,620)	24,321
Accrued liabilities	15,755	9,363
Pension and postretirement contributions	(4,921)	(5,126)
Franchise tenant improvement allowance distributions	(7,105)	(7,875)
Other	(4,844)	(16,012)
Cash flows provided by operating activities	90,168	116,793
Cash flows from investing activities:
Purchases of property and equipment	(16,736)	(25,041)
Proceeds from the sale of property and equipment	22,790	7,563
Proceeds from the sale and leaseback of assets	19,828	3,056
Proceeds from the sale of company-operated restaurants	2,625	133
Collections on notes receivable	—	15,239
Other	1,036	—
Cash flows provided by investing activities	29,543	950
Cash flows from financing activities:
Borrowings on revolving credit facilities	111,376	229,798
Repayments of borrowings on revolving credit facilities	(3,500)	(252,800)
Principal repayments on debt	(7,094)	(32,611)
Debt issuance costs	(216)	(5,088)
Dividends paid on common stock	(18,466)	(30,929)
Proceeds from issuance of common stock	3,559	696
Repurchases of common stock	(155,576)	(14,362)
Payroll tax payments for equity award issuances	(4,442)	(2,705)
Cash flows used in financing activities	(74,359)	(108,001)
Net increase in cash and restricted cash	45,352	9,742
Cash and restricted cash at beginning of period	151,561	2,705
Cash and restricted cash at end of period	$196,913	$12,447

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

	July 5, 2020	July 7, 2019
Company-operated	144	137
Franchise	2,100	2,105
Total system	2,244	2,242
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
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2020 and 2019 include 52 weeks. Our first quarter includes 16-weeks and all other quarters include 12-weeks. All comparisons between 2020 and 2019 refer to the 12-weeks (“quarter”) and 40-weeks (“year-to-date”) ended July 5, 2020 and July 7, 2019, respectively, unless otherwise indicated.
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
Risks and uncertainties — The novel coronavirus (“COVID-19”) has disrupted and is expected to continue to disrupt our business. While sales have accelerated in the third quarter of 2020, we continue to see a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as social distancing practices, dining room closures, and other restrictions have been mandated or encouraged by federal, state, and local governments. Throughout the pandemic, substantially all of our restaurants have remained open, with dining rooms closed and locations operating in an off-premise capacity, which has historically represented close to 90% of the Company’s business, including drive-thru, third-party delivery, and carry-out.
The Company is closely monitoring the impact of the pandemic on all aspects of its business and is unable to predict the continued financial impact of the COVID-19 pandemic on our business due to numerous uncertainties. We cannot predict how or when the social impacts resulting from the pandemic may change, or how any such change will impact our business. Ongoing material adverse effects on our company-owned restaurants or the financial health of our franchisees could negatively affect our operating results, including reductions in revenue and cash flow and could impact the recoverability of our accounts receivable, long-lived assets, and/or goodwill.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Advertising costs — We administer a marketing fund which includes contractual contributions. In 2020 and 2019, marketing fund contributions from franchise and company-operated restaurants were approximately 5.0% of gross revenues with the exception of our March and April 2020 marketing fees. In response to the economic burden associated with the COVID-19 pandemic, the Company reduced March marketing fees to 4.0% and postponed the collection of these fees over the course of 24 months starting in October 2020. April marketing fees ranged from 2% to 4% based on annualized sales volumes, and these fees will be collected over three months beginning October 2020. As of July 5, 2020, postponed marketing fees which remain uncollected were $16.2 million, of which $10.3 million is included within “Accounts and other receivable, net” and $5.9 million is included within “Other assets, net” in our condensed consolidated balance sheet.
In 2019, incremental contributions made by the Company were $2.0 million. There have been no incremental contributions made in 2020. Total contributions made by the Company, including incremental contributions, are included in “Selling, general, and administrative expenses” in the accompanying condensed consolidated statements of earnings and for the quarter and year-to-date totaled $3.9 million and $12.8 million, respectively, in 2020 and $4.0 million and $15.0 million, respectively, in 2019.
Restricted cash — In accordance with the terms of our securitized financing facility, certain cash balances are required to be held in trust. Such restricted cash primarily represents cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitments fees required for the Class A-1 and Class A-2 Notes. As of July 5, 2020 and September 29, 2019, restricted cash balances were $37.4 million and $26.0 million, respectively. During the third quarter, with uncertainty surrounding COVID-19 events, and as a cautionary measure, we continued to voluntarily elect to fund cash held in trust for quarterly interest and principal payments due in November 2020.
Effect of new accounting pronouncements adopted in fiscal 2020 — We adopted ASU 2016-02, Leases (Topic 842) (“ASC 842”) in the first quarter of 2020. The new guidance requires the recognition of lease liabilities, representing future minimum lease payments on a discounted basis, and corresponding right-of-use (“ROU”) assets on the balance sheet for most leases. The Company adopted the new guidance in the first quarter of 2020 using the alternative transition method; therefore, the comparative period has not been restated and continues to be reported under the previous lease guidance.
We elected the transition package of three practical expedients, which, among other items, permitted us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs. We also elected the short-term lease recognition exemption for all leases that qualify, permitting us to not apply the recognition requirements of this standard to leases with a term of 12 months or less, and an accounting policy to not separate lease and non-lease components for underlying assets subject to real estate leases. As lessor, we elected for all classes of underlying leased assets to account for lease and non-lease components, primarily property taxes and maintenance, as a single lease component. We did not elect the use-of-hindsight practical expedient, and therefore continued to utilize lease terms determined under the existing lease guidance.
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
The accounting guidance for lessors remains largely unchanged from previous guidance, except for the presentation of certain lease costs that the Company passes through to lessees, including but not limited to, property taxes and maintenance. These costs are generally paid by the Company and reimbursed by the lessee. Historically, these costs have been recorded on a net basis in our condensed consolidated statements of earnings but are now presented gross upon adoption of the new guidance. As a result, we expect annual revenues and expenses reported in “Franchise rental revenues” and “Franchise occupancy expenses” to increase by approximately $37.7 million in fiscal 2020. Refer to Note 4, Leases, for further information on our leases and the impact on the Company’s accounting policies.
Effect of new accounting pronouncements to be adopted in future periods — In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which will replace the incurred loss methodology that is currently required with a methodology that instead reflects a current estimate of all expected credit losses on financial assets, including receivables. The guidance requires that an entity measure and recognize expected credit losses at the time the asset is recorded, while considering a broader range of information to estimate credit losses, including macroeconomic conditions that correlate with historical loss experience, delinquency trends, and aging behavior of receivables, among others. The standard is effective for the Company beginning with our 2021 fiscal year. We do not anticipate the adoption of this standard will have a material impact to our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for the Company beginning with our 2021 fiscal year. We do not anticipate the adoption of this standard will have a material impact to our consolidated financial statements.

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
Disaggregation of revenue — The following table disaggregates revenue by primary source (in thousands):

	Quarter		Year-to-date
	July 5, 2020	July 7, 2019	July 5, 2020	July 7, 2019
Sources of revenue:
Company restaurant sales	$82,444	$78,434	$262,188	$257,948
Franchise rental revenues	76,021	63,359	241,990	208,895
Franchise royalties	41,537	38,752	127,829	125,407
Marketing fees	36,757	37,269	116,142	121,078
Technology and sourcing fees	3,814	3,117	12,316	10,111
Franchise fees and other services	1,702	1,428	5,640	5,433
Total revenue	$242,275	$222,359	$766,105	$728,872
Contract liabilities — Our contract liabilities consist of deferred revenue resulting from initial fees received from franchisees for new restaurant openings or new franchise terms, which are generally recognized over the franchise term. We classify these contract liabilities as “Accrued liabilities” and “Other long-term liabilities” in our condensed consolidated balance sheets.
A summary of significant changes in our contract liabilities is presented below (in thousands):

	Year-to-date
	July 5, 2020	July 7, 2019
Deferred franchise fees at beginning of period	$46,272	$50,018
Revenue recognized	(4,249)	(3,953)
Additions	1,923	970
Deferred franchise fees at end of period	$43,946	$47,035
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied as of July 5, 2020 (in thousands):

Remainder of 2020	$1,136
2021	4,947
2022	4,742
2023	4,590
2024	4,398
Thereafter	24,133
$43,946
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.SUMMARY OF REFRANCHISINGS AND FRANCHISEE DEVELOPMENT
Refranchisings and franchisee development/closures — Through the third quarter in 2020 and 2019, no company-operated restaurants were sold to franchisees. In 2020 and 2019, amounts presented in “Gains on the sale of company-operated restaurants” of $2.6 million and $0.2 million, respectively, pertain to meeting certain contingent consideration provisions included in the sale of restaurants in previous years. The following table summarizes the number of restaurants developed and closed by franchisees.

	Quarter		Year-to-date
	July 5, 2020	July 7, 2019	July 5, 2020	July 7, 2019
New restaurants opened by franchisees	4	5	20	16
Franchisee restaurants closed	(6)	(3)	(18)	(11)
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
Rent Concessions as Lessee
In response to the pandemic, certain landlords have agreed to temporary rent concessions. These concessions generally relate to the deferral of certain rent payments for April, May, June, and July until future periods and total approximately $15.5 million. We considered the FASB’s recent guidance regarding rent concessions related to the effects of the COVID-19 pandemic and have elected to apply the temporary practical expedient to account for rent concessions as though enforceable rights and obligations for those concessions existed in the lease agreements. Therefore, we did not remeasure our lease ROU assets and liabilities, and we have not bifurcated our operating lease liabilities into the portion that remains subject to accretion of $934.5 million, and the portion that is related to the rent deferrals of $12.7 million.
Rent Concessions as Lessor
We postponed collection of approximately 40% of April rents due from our franchisees totaling approximately $9.1 million, to be collected over three months beginning July 2020. Furthermore, we passed on to our franchisees approximately $5.6 million of the rent concessions secured from our landlords for April, May, June, and July. As of the end of the third quarter, $6.2 million of the postponed April rent has been repaid and the franchisees have chosen to pay according to the original lease terms on approximately half of the rent concessions that we offered.
Company as Lessee
Leased assets and liabilities consisted of the following as of July 5, 2020 (in thousands):

July 5, 2020
Assets:
Operating lease ROU assets	$902,858
Finance lease ROU assets (1)	2,511
Total ROU assets	$905,369
Liabilities:
Current operating lease liabilities	$169,347
Current finance lease liabilities (2)	821
Long term operating lease liabilities	777,883
Long-term finance lease liabilities (2)	2,306
Total lease liabilities	$950,357
____________________________
(1)Included in “Property and equipment, net” on our condensed consolidated balance sheet.
(2)Included in “Current maturities of long-term debt” and “Long-term debt, net of current maturities” on our condensed consolidated balance sheet.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the components of our lease costs (in thousands):

	Quarter	Year-to-date
	July 5, 2020	July 5, 2020
Lease costs:
Finance lease cost:
Amortization of ROU assets (1)	$177	$590
Interest on lease liabilities (2)	27	88
Operating lease cost (3)	44,006	146,409
Short-term lease cost (3)	46	149
Variable lease cost (3)(4)	9,494	31,317
	$53,750	$178,553
____________________________
(1)Included in “Depreciation and amortization” in our condensed consolidated statement of earnings.
(2)Included in “Interest expense, net” in our condensed consolidated statement of earnings.
(3)Operating lease, short-term and variable lease costs associated with franchisees and company-operated restaurants are included in “Franchise occupancy expenses” and “Occupancy and other,” respectively, in our condensed consolidated statement of earnings. For our closed restaurants, these costs are included in “Impairment and other, net” and all other costs are included in “Selling, general and administrative expenses.”
(4)Includes $8.6 million in the quarter and $28.8 million year-to-date of property taxes and common area maintenance costs which are reimbursed by sub-lessees.
The following table presents supplemental information related to leases:

July 5, 2020
Weighted-average remaining lease term (in years):
Finance leases	3.5
Operating leases	8.3
Weighted-average discount rate:
Finance leases	3.6%
Operating leases	4.2%
The following table presents as of July 5, 2020, the annual maturities of our lease liabilities (in thousands):

	Finance Leases	Operating Leases
Fiscal year:
Remainder of 2020 (1)	$405	$38,311
2021 (1)	917	211,404
2022	906	163,586
2023	893	136,250
2024	217	104,566
Thereafter	49	484,203
Total future lease payments (2)	$3,387	$1,138,320
Less: imputed interest	(260)	(191,090)
Present value of lease liabilities	$3,127	$947,230
____________________________
(1)The impact of rent concessions increased 2020 operating leases maturities by $5.5 million and increased 2021 by $7.3 million.
(2)Total future lease payments include non-cancellable commitments of $3.4 million for finance leases and $1,080 million for operating leases.

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
The following table includes supplemental cash flow and non-cash information related to our lessee leases (in thousands):

Year-to-date
July 5, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$151,981
Operating cash flows from financing leases	$88
Financing cash flows from financing leases	$593
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$143,604
Financing leases	$132
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
Company as Lessor
The following table presents rental income (in thousands):

	Quarter			Year-to-date
	July 5, 2020			July 5, 2020
	Owned Properties	Leased Properties	Total	Owned Properties	Leased Properties	Total
Operating lease income - franchise	$4,562	$49,819	$54,381	$15,229	$166,511	$181,740
Variable lease income - franchise	2,570	19,070	21,640	7,096	53,154	60,250
Franchise rental revenues	$7,132	$68,889	$76,021	$22,325	$219,665	$241,990
Operating lease income - closed restaurants and other (1)	$—	$1,442	$1,442	$—	$4,969	$4,969
____________________________
(1)Primarily relates to closed restaurant properties included in “Impairment and other, net” in our condensed consolidated statement of earnings.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents as of July 5, 2020, future minimum rental receipts for non-cancellable leases and subleases (in thousands):

July 5, 2020
Fiscal year:
Remainder of 2020 (1)(2)	$44,093
2021 (2)	262,910
2022	233,084
2023	226,507
2024	201,325
Thereafter	1,259,936
Total minimum rental receipts	$2,227,855
____________________________
(1)Includes $2.9 million of postponed April rents to be repaid over three months beginning July 2020.
(2)The impact of rent concessions passed on to franchisees increased 2020 by $1.9 million and increased 2021 by $2.7 million.
The following table presents as of September 29, 2019, future minimum rental receipts for non-cancellable leases and subleases (in thousands):

September 29, 2019
Fiscal year:
2020	$239,219
2021	255,315
2022	231,394
2023	224,605
2024	199,442
Thereafter	1,215,811
Total minimum rental receipts	$2,365,786

5.INDEBTEDNESS
Long-term debt as of July 5, 2020 and September 29, 2019 consisted of the following (in thousands):

	July 5, 2020	September 29, 2019
Class A-2-I Notes	$572,125	$575,000
Class A-2-II Notes	273,625	275,000
Class A-2-III Notes	447,750	450,000
Class A-1 Variable Funding Notes	107,876	—
Finance lease obligations	3,127	3,594
Total debt	1,404,503	1,303,594
Less current maturities of long-term debt	(13,821)	(774)
Less unamortized debt issuance costs	(24,511)	(28,446)
Long-term debt	$1,366,171	$1,274,374

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company’s outstanding debt consists of Series 2019-1 3.982% Fixed Rate Senior Secured Notes (the “Class A-2-I Notes”), Series 2019-1 4.476% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes”), and Series 2019-1 4.970% Fixed Rate Senior Secured Notes, Class A-2-III (the “Class A-2-III Notes”) and together with the Class A-2-I Notes and the Class A-2-II Notes, (the “Class A-2 Notes”), issued by Jack in the Box Funding, LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly owned indirect subsidiary of the Company. In addition, the Master Issuer entered into a revolving financing facility of Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “Variable Funding Notes”), which allows for the drawing of up to $150.0 million under the Variable Funding Notes and the issuance of letters of credit. As of July 5, 2020 and September 29, 2019, $41.1 million and $45.6 million, respectively, of letters of credit were pledged against the Variable Funding Notes.
During the second quarter of 2020, to secure our liquidity position and provide financial flexibility given the uncertain market conditions, we borrowed $107.9 million under the Variable Funding Notes. As of July 5, 2020, unused borrowing capacity under our Variable Funding Notes was $1.1 million.

6.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (2) (Level 1)	Significant Other Observable Inputs (2) (Level 2)	Significant Unobservable Inputs (2) (Level 3)
Fair value measurements as of July 5, 2020:
Non-qualified deferred compensation plan (1)	$26,638	$26,638	$—	$—
Total liabilities at fair value	$26,638	$26,638	$—	$—
Fair value measurements as of September 29, 2019:
Non-qualified deferred compensation plan (1)	$30,104	$30,104	$—	$—
Total liabilities at fair value	$30,104	$30,104	$—	$—
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
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of July 5, 2020 and September 29, 2019 (in thousands):

	July 5, 2020		September 29, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Class A-2 Notes	$1,293,500	$1,337,755	$1,300,000	$1,344,300
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.DERIVATIVE INSTRUMENTS
Interest rate swaps — We have used interest rate swaps to mitigate interest rate volatility with regard to variable rate borrowings under our senior credit facility. In June 2015, we entered into forward-starting interest rate swap agreements that effectively converted $500.0 million of our variable rate borrowings to a fixed rate from October 2018 through October 2022. These agreements were designated as cash flow hedges under the terms of the FASB authoritative guidance for derivatives and hedging. Since they were effective in offsetting the variability of the hedged cash flows, changes in the fair values of the derivatives were not included in earnings but were included in other comprehensive income (“OCI”). These changes in fair value were subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments were made on our variable rate debt.
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
Financial performance — The following table summarizes the OCI activity related to our interest rate swap derivative instruments and the amounts reclassified from accumulated OCI (in thousands):

	Location in Income	Quarter	Year-to-date
		July 7, 2019	July 7, 2019
Loss recognized in OCI	N/A	$(11,499)	$(23,625)
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$23,715	$24,328

8.IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 5, 2020	July 7, 2019	July 5, 2020	July 7, 2019
Restructuring costs	$2	$(64)	$1,165	$6,722
Costs of closed restaurants and other	890	2,010	1,322	3,259
Gains on disposition of property and equipment, net (1)	(216)	(5,618)	(10,386)	(5,756)
Accelerated depreciation	62	416	62	1,342
	$738	$(3,256)	$(7,837)	$5,567
____________________________
(1)In 2020, year-to-date includes a $10.8 million gain related to the sale of one of our corporate office buildings. In 2019, includes a $5.7 million gain related to a sale of property recognized in the third quarter.
Restructuring costs — Restructuring charges include costs resulting from the exploration of strategic alternatives (the “Strategic Alternatives Evaluation”) in 2019, which was concluded in the third quarter of 2019, and a plan that management initiated to reduce our general and administrative costs, which was completed in the third quarter of 2020. We do not expect any future severance and related costs under these initiatives.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a summary of our restructuring costs (in thousands):

	Quarter		Year-to-date
	July 5, 2020	July 7, 2019	July 5, 2020	July 7, 2019
Employee severance and related costs	$2	$287	$1,165	$5,436
Strategic Alternatives Evaluation (1)	—	(351)	—	1,286
	$2	$(64)	$1,165	$6,722
____________________________
(1) Strategic Alternative Evaluation costs primarily relate to third party advisory services.
Total accrued severance costs related to our restructuring activities are included in “Accrued liabilities” on our condensed consolidated balance sheets, and changed as follows during 2020 (in thousands):

Balance as of September 29, 2019	$2,100
Costs incurred	1,165
Cash payments	(3,265)
Balance as of July 5, 2020	$—

9.INCOME TAXES
The income tax provisions reflect tax rates of 27.9% in the quarter and 29.0% year-to-date, compared with (17.9%) and 18.4%, respectively, in fiscal year 2019. The major components of the year-over-year change in tax rates were the impact of non-recurring activity in fiscal year 2019 including the termination of interest rate swap agreements, the release of valuation reserves on state tax credits and losses, and the release of a federal tax liability due to expiration of statute of limitations, and an increase in nondeductible costs resulting from a California Private Attorney General Act lawsuit settled in the current year. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2020 rate could differ from our current estimates.
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
In the fourth quarter of 2019, the Company amended its Qualified Plan to add a limited lump sum payment window whereby certain terminated participants with a vested pension benefit could elect to receive either an immediate lump sum or a monthly annuity payment of their accrued benefit. The offering period began September 16, 2019 and ended October 31, 2019. The participants that elected a lump sum benefit under the program were paid in December 2019, which triggered settlement accounting. As a result of the offering, the Company’s Qualified Plan paid $122.3 million from its plan assets to those who accepted the offer, thereby reducing the plan’s pension benefit obligation (“PBO”). The transaction had no cash impact to the Company but did result in a non-cash settlement charge of $38.6 million in the first quarter of fiscal 2020. Routine lump sum payments made in the second and third quarters of fiscal 2020 resulted in non-cash settlement charges of $0.3 million and $0.1 million, respectively.
Postretirement healthcare plans — We also sponsor two healthcare plans, closed to new participants, that provide postretirement medical benefits to certain employees who have met minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and they contain other cost-sharing features such as deductibles and coinsurance.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-date
	July 5, 2020	July 7, 2019	July 5, 2020	July 7, 2019
Defined benefit pension plans:
Interest cost	$3,581	$5,286	$12,326	$17,619
Expected return on plan assets (1)	(3,779)	(6,077)	(15,141)	(20,257)
Pension settlements (2)	103	—	39,030	—
Actuarial losses (2)	1,367	914	4,058	3,046
Amortization of unrecognized prior service costs (2)	20	27	65	89
Net periodic benefit cost	$1,292	$150	$40,338	$497
Postretirement healthcare plans:
Interest cost	$186	$229	$621	$766
Actuarial losses (gains) (2)	4	(37)	13	(122)
Net periodic benefit cost	$190	$192	$634	$644
___________________________
(1)Based on a return on asset, net of administrative expenses, assumption of 5.8% determined at the end of fiscal 2019, subsequently updated to 5.9% as of December 31, 2019, 5.2% as of March 31, 2020, and 5.4% as of June 30, 2020, upon remeasurement of the Qualified Plan’s assets and PBO as required by settlement accounting.
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
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2019, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement. Details regarding 2020 contributions are as follows (in thousands):

	SERP	Postretirement Healthcare Plans
Net year-to-date contributions	$4,070	$851
Remaining estimated net contributions during fiscal 2020	$1,301	$550
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

11.STOCKHOLDERS’ DEFICIT
Summary of changes in stockholders’ deficit — A reconciliation of the beginning and ending amounts of stockholders’ deficit is presented below (in thousands):

	Quarter		Year-to-date
	July 5, 2020	July 7, 2019	July 5, 2020	July 7, 2019
Balance at beginning of period	$(876,926)	$(592,514)	$(737,584)	$(591,699)
Shares issued under stock plans, including tax benefit	—	453	3,559	696
Share-based compensation expense	1,747	1,881	7,612	6,589
Dividends declared	—	(10,326)	(18,492)	(30,967)
Purchases of treasury stock	—	—	(153,550)	—
Net earnings	32,555	13,189	51,915	72,376
Other comprehensive income (loss), net of taxes	15,667	6,756	22,453	(226)
Cumulative-effect from a change in accounting principle	—	—	(2,870)	(37,330)
Balance at end of period	$(826,957)	$(580,561)	$(826,957)	$(580,561)

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Repurchases of common stock — The Company repurchased 1.9 million shares of its common stock in the first quarter of fiscal 2020 at an average price of $81.41 per share for an aggregate cost of $153.5 million. There were no repurchases of common stock in the second or third quarter of fiscal 2020. As of July 5, 2020, this leaves approximately $122.2 million remaining under share repurchase programs authorized by the Board of Directors, consisting of $22.2 million that expires in November 2020 and $100.0 million that expires in November 2021.
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

12.AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	July 5, 2020	July 7, 2019	July 5, 2020	July 7, 2019
Weighted-average shares outstanding – basic	22,847	25,958	23,192	25,933
Effect of potentially dilutive securities:
Nonvested stock awards and units	62	206	123	205
Stock options	—	10	—	10
Performance share awards	7	2	7	2
Weighted-average shares outstanding – diluted	22,916	26,176	23,322	26,150
Excluded from diluted weighted-average shares outstanding:
Antidilutive	344	186	334	186
Performance conditions not satisfied at the end of the period	77	89	77	89

13.CONTINGENCIES AND LEGAL MATTERS
Legal matters — We assess contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that liability is adverse to the Company and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. As of July 5, 2020 and September 29, 2019, the Company had recorded aggregate liabilities of $14.9 million and $10.0 million, respectively, within “Accrued liabilities” on our condensed consolidated balance sheets, for all matters including those described below, that were probable and reasonably estimable. While we believe that additional losses beyond these accruals are reasonably possible, we cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Gessele v. Jack in the Box Inc. — In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. In February 2019, plaintiffs’ counsel reduced their earlier demand from $62.0 million to $42.0 million. In November 2019, the court issued a ruling on various dispositive motions, disallowing approximately $25.0 million in claimed damages. The parties participated in a voluntary mediation on March 16, 2020, but the matter did not settle. The plaintiffs recently filed a motion for reconsideration of the court’s prior denial of class certification regarding meal and rest break claims which was denied by the court. The plaintiffs have now filed a motion requesting permission to appeal this ruling. The Company has opposed the motion and will continue to vigorously defend against this lawsuit.
Marquez v. Jack in the Box Inc. — In August 2017, a former employee filed a class action lawsuit in California state court and as a Private Attorney General Act (“PAGA”) representative suit alleging that the Company failed to provide all non-exempt California employees with compliant rest and meal breaks, overtime pay, accurate wage statements, and final pay upon termination of employment. On January 29, 2020, the parties participated in voluntary mediation and reached a tentative agreement to settle the case. The parties have executed a settlement agreement and submitted the settlement to the court for final approval. The settlement was approved on July 1, 2020.
Ramirez v. Jack in the Box Inc. — On June 11, 2019, an unfavorable jury verdict was delivered in a wrongful termination lawsuit against the Company in Los Angeles Superior Court. Plaintiff in the case was a restaurant employee who was terminated in 2013. The jury’s verdict included $5.4 million in compensatory damages and $10.0 million in punitive damages. The Company filed post-trial motions with the trial judge for the purpose of setting aside or significantly reducing damages. These motions were granted, resulting in a reduction of damages from $15.4 million to $3.2 million. The plaintiff accepted the reduction. In October 2019, the plaintiff’s counsel filed a motion for attorney’s fees in the amount of $5.1 million. On January 9, 2020, the court issued its ruling awarding $4.1 million in attorney fees and costs. As of July 5, 2020, we have recorded an accrual for legal settlement of $7.3 million within “Accrued liabilities” and a litigation insurance recovery receivable of $7.3 million, which represents the expected payment of the settlement by the Company’s insurance carriers, within “Accounts and other receivable, net” in our condensed consolidated balance sheet.
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
We also entered into a Transition Services Agreement with the Buyer pursuant to which the Buyer received certain services (the “Services”) to enable it to operate the Qdoba business after the closing of the Qdoba Sale. The Services included information technology, finance and accounting, human resources, supply chain and other corporate support services. Under the Agreement, the Services were provided at cost for a period of up to 12 months, with two 3-month extensions available for certain services. As of September 21, 2019, we are no longer providing transition services to Qdoba. In 2019, we recorded $0.9 million in the quarter and $6.5 million year-to-date, in income related to the Services as a reduction of “Selling, general and administrative expenses” in the condensed consolidated statements of earnings.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents results of operations in periods which have been included in discontinued operations (in thousands):

	Quarter		Year-to-date
	July 5, 2020	July 7, 2019	July 5, 2020	July 7, 2019
Total revenues	$—	$—	$—	$—
Total cost and expense (income) (1)	(527)	382	(527)	224
Earnings (losses) before income taxes	527	(382)	527	(224)
Income tax expense (benefit) (2)	148	(98)	148	(2,876)
Earnings (losses) from discontinued operations, net of income taxes	$379	$(284)	$379	$2,652
____________________________
(1)Activity primarily consists of resolutions on certain liabilities related to our discontinued operations, including self-insurance reserves and asset retirement obligations.
(2)In fiscal 2019, the Company entered into a bilateral California election with Quidditch Acquisition, Inc. to retroactively treat the divestment of Qdoba Restaurant Corporation on March 21, 2018 as a sale of assets instead of a stock sale for income tax purposes. This election reduced the Company’s fiscal year 2018 California tax liability on the divestment by $2.8 million.
Lease guarantees — While all operating leases held in the name of Qdoba were part of the Qdoba Sale, some of the leases remain guaranteed by the Company pursuant to one or more written guarantees (the “Guarantees”). In the event Qdoba fails to meet its payment and performance obligations under such guaranteed leases, we may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Should we, as guarantor of the lease obligations, be required to make any lease payments due for the remaining term of the subject leases, the maximum amount we may be required to pay is approximately $29.3 million as of July 5, 2020. The lease terms extend for a maximum of approximately 15 more years as of July 5, 2020, and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event that we are obligated to make payments under the Guarantees, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. As of July 5, 2020, no amounts have been accrued relating to these guarantees as we do not believe any losses are probable.

15.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	July 5, 2020	July 7, 2019
Non-cash investing and financing transactions:
Decrease in obligations for treasury stock repurchases	$2,025	$14,362
Decrease in obligations for purchases of property and equipment	$2,534	$5,421
Increase in dividends accrued or converted to common stock equivalents	$65	$184
Consideration for franchise acquisitions	$859	$—
Decrease in finance lease obligations from the termination of equipment and building leases	$24	$41

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16.SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	July 5, 2020	September 29, 2019
Accounts and other receivables, net:
Trade	$82,132	$36,907
Notes receivable	505	278
Income tax receivable	1,172	160
Other	10,273	10,855
Allowance for doubtful accounts	(5,840)	(2,965)
	$88,242	$45,235
Prepaid expenses:
Prepaid income taxes	$6,881	$579
Prepaid advertising	32	1,838
Other	6,534	6,598
	$13,447	$9,015
Other assets, net:
Company-owned life insurance policies	$112,984	$112,753
Deferred rent receivable	48,832	49,333
Franchise tenant improvement allowance	29,967	26,925
Other	24,225	17,674
	$216,008	$206,685
Accrued liabilities:
Insurance	$25,605	$27,888
Payroll and related taxes	30,214	31,095
Deferred franchise fees	4,934	4,978
Sales and property taxes	15,428	4,268
Gift card liability	2,214	2,036
Deferred rent income	17,347	915
Other	47,602	48,903
	$143,344	$120,083
Other long-term liabilities:
Defined benefit pension plans	$126,217	$120,260
Deferred franchise fees	39,012	41,295
Straight-line rent accrual	—	29,537
Other	51,523	72,678
	$216,752	$263,770

17.SUBSEQUENT EVENTS
On July 31, 2020, the Board of Directors declared a cash dividend of $0.40 per common share, to be paid on September 3, 2020 to shareholders of record as of the close of business on August 18, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2020 and 2019 refer to the 12-weeks (“quarter”) and 40-weeks (“year-to-date”) ended July 5, 2020 and July 7, 2019, respectively, unless otherwise indicated.
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

IMPACT OF COVID-19
Throughout the pandemic, substantially all of our restaurants remain open, with dining rooms closed and all locations operating in an off-premise capacity, which has historically represented close to 90% of the Company’s business, including drive-thru, third-party delivery, and carry-out. While we navigate through this time of uncertainty, Jack in the Box remains committed to operating our restaurants with integrity, providing great guest service, and most importantly, protecting the health and safety of our employees and guests.
In the last five weeks of the second quarter, upon the rise in “shelter-in-place” mandates and “social distancing” requirements across the country, system same-store sales decreased by 17.0%; however, during the third quarter our system same-store sales have accelerated, increasing by 6.6%. Given the level of volatility and uncertainty surrounding the future impact of COVID-19 on the broader United States economy and specific impacts to our business, in the second quarter we withdrew our previously issued fiscal 2020 and long-term guidance. We will provide an update when we can reasonably estimate the impacts of the COVID-19 pandemic on business results.
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
•Instituted a new emergency paid sick leave program at company-operated restaurants and have procured protective masks, gloves, sneeze guards and thermometers at all company-owned and franchised locations.
OVERVIEW
As of July 5, 2020, we operated and franchised 2,244 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam.
The following summarizes the most significant events occurring in the third quarter of 2020, and certain trends compared to a year ago:
•System same-store sales — System same-store sales increased by 6.6% in the quarter and 1.5% year-to-date. Company same-store sales increased 4.1% in the quarter, driven by a 20.2% increase in average check growth, partially offset by a 16.1% decrease in transactions.
•Company restaurant operations — Company restaurant costs as a percentage of company restaurant sales increased in the quarter to 74.6% from 73.0% a year ago primarily due to wage inflation and increases in other operating costs.
•Franchise operations — Franchise same-store sales increased by 6.9% in the quarter, resulting in higher royalties and percentage rent for the Company during the quarter.
•Selling, general and administrative (“SG&A”) expenses - SG&A decreased by $10.7 million in the quarter, primarily due to lower litigation-related matters and favorable mark-to-market adjustments on investments supporting the Company’s non-qualified retirement plans.
•Adjusted EBITDA — Adjusted EBITDA increased to $72.9 million in the quarter from $57.8 million in the prior year.
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

The most significant effects of this transition that affect comparability of our results of operations between 2020 and 2019 include the following:
•Our transition to ASC 842 resulted in the gross presentation of property tax and maintenance expenses and related lessee reimbursements as “Franchise occupancy expenses” and “Franchise rental revenues”, respectively. These expenses and reimbursements were presented on a net basis under the previous accounting standard. Although there was no net impact to our consolidated statement of earnings from this change, the presentation resulted in total increases in “Franchise rental revenues” and “Franchise occupancy expenses” of $8.6 million in the quarter and $28.8 million year-to-date.
•ASC 842 also changed how lessees account for leases subleased at a loss. Under ASC 842, sublease income and lessee rent expense are recorded as franchise rent revenue and franchise occupancy costs as earned or incurred. As a result of this change, franchise revenues and franchise occupancy expenses increased by $1.1 million and $1.3 million, respectively, in the quarter and $3.2 million and $3.9 million year-to-date.

RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Quarter		Year-to-date
	July 5, 2020	July 7, 2019	July 5, 2020	July 7, 2019
Revenues:
Company restaurant sales	34.0%	35.3%	34.2%	35.4%
Franchise rental revenues	31.4%	28.5%	31.6%	28.7%
Franchise royalties and other	17.8%	18.1%	17.4%	18.0%
Franchise contributions for advertising and other services	16.7%	18.2%	16.8%	18.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Company restaurant costs (excluding depreciation and amortization):
Food and packaging (1)	29.2%	29.4%	29.6%	28.8%
Payroll and employee benefits (1)	30.4%	29.5%	31.0%	29.5%
Occupancy and other (1)	15.0%	14.1%	15.6%	14.8%
Total company restaurant costs (1)	74.6%	73.0%	76.2%	73.1%
Franchise occupancy expenses (2)	63.9%	60.6%	66.7%	61.1%
Franchise support and other costs (3)	6.2%	6.7%	7.7%	6.4%
Franchise advertising and other services expenses (4)	104.0%	103.7%	103.6%	104.0%
Selling, general and administrative expenses	5.6%	11.0%	8.6%	9.1%
Depreciation and amortization	5.0%	5.8%	5.4%	5.9%
Impairment and other charges, net	0.3%	(1.5)%	(1.0)%	0.8%
Gains on the sale of company-operated restaurants	(0.4)%	—%	(0.3)%	—%
Earnings from operations	25.5%	21.7%	21.5%	21.1%
Income tax rate (5)	27.9%	(17.9)%	29.0%	18.4%
____________________________
(1)As a percentage of company restaurant sales.
(2)As a percentage of franchise rental revenues.
(3)As a percentage of franchise royalties and other.
(4)As a percentage of franchise contributions for advertising and other services.
(5)As a percentage of earnings from continuing operations and before income taxes.

The following table summarizes changes in same-store sales for company-owned, franchised, and system-wide restaurants:

	Quarter		Year-to-date
	July 5, 2020	July 7, 2019	July 5, 2020	July 7, 2019
Company	4.1%	2.8%	1.2%	1.2%
Franchise	6.9%	2.7%	1.5%	0.8%
System	6.6%	2.7%	1.5%	0.8%
The following table summarizes changes in the number and mix of company and franchise restaurants:

	2020			2019
	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	137	2,106	2,243	137	2,100	2,237
New	—	20	20	—	16	16
Acquired from franchisees	8	(8)	—	—	—	—
Closed	(1)	(18)	(19)	—	(11)	(11)
End of period	144	2,100	2,244	137	2,105	2,242
% of system	6%	94%	100%	6%	94%	100%
The following table summarizes restaurant sales for company-owned, franchised, and total system sales (in thousands):

	Quarter		Year-to-date
	July 5, 2020	July 7, 2019	July 5, 2020	July 7, 2019
Company-owned restaurant sales	$82,444	$78,434	$262,188	$257,948
Franchised restaurant sales (1)	804,791	747,398	2,480,062	2,428,708
System sales (1)	$887,235	$825,832	$2,742,250	$2,686,656
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
Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):

	Quarter		Year-to-date
	July 5, 2020	July 7, 2019	July 5, 2020	July 7, 2019
Net earnings - GAAP	$32,555	$13,189	$51,915	$72,376
(Earnings) losses from discontinued operations, net of taxes	(379)	284	(379)	(2,652)
Income tax expense (benefit)	12,432	(2,048)	21,023	15,699
Interest expense, net	15,700	36,494	51,051	67,144
Pension settlement charges	103	—	39,030	—
Gains on the sale of company-operated restaurants	(1,050)	—	(2,625)	(219)
Impairment and other charges, net	738	(3,256)	(7,837)	5,567
Depreciation and amortization	12,141	12,786	41,151	42,645
Amortization of franchise tenant improvement allowances and other	618	387	2,383	1,524
Adjusted EBITDA - Non-GAAP	$72,858	$57,836	$195,712	$202,084

Company Restaurant Operations
The following table presents company restaurant sales and costs, and restaurant costs as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Quarter				Year-to-date
	July 5, 2020		July 7, 2019		July 5, 2020		July 7, 2019
Company restaurant sales	$82,444		$78,434		$262,188		$257,948
Company restaurant costs:
Food and packaging	24,077	29.2%	23,058	29.4%	77,662	29.6%	74,350	28.8%
Payroll and employee benefits	25,085	30.4%	23,121	29.5%	81,236	31.0%	76,163	29.5%
Occupancy and other	12,334	15.0%	11,052	14.1%	40,862	15.6%	38,165	14.8%
Total company restaurant costs	$61,496	74.6%	$57,231	73.0%	$199,760	76.2%	$188,678	73.1%
Company restaurant sales increased $4.0 million, or 5.1% in the quarter and $4.2 million, or 1.6% versus a year ago due primarily to increases in the average check, menu pricing, and the number of company-operated restaurants related to the acquisition of eight restaurants from a franchisee during the second quarter, and were partially offset by a decline in traffic.
Same-store sales at company-operated restaurants increased 4.1% in the quarter and 1.2% year-to-date compared to a year ago. The following table summarizes the change in company-operated same store-sales versus a year ago:

	Quarter		Year-to-date
	July 5, 2020	July 7, 2019	July 5, 2020	July 7, 2019
Average check (1)	20.2%	2.8%	9.1%	3.2%
Transactions	(16.1)%	—%	(7.9)%	(2.0)%
Change in same-store sales	4.1%	2.8%	1.2%	1.2%
____________________________
(1)Amounts in 2020 include price increases of approximately 3.0% in the quarter and 2.7% year-to-date. Amounts in 2019 include price increases of approximately 2.3% in the quarter and year-to-date.
Food and packaging costs as a percentage of company restaurant sales decreased to 29.2% in the quarter and increased to 29.6% year-to-date in 2020 compared to 29.4% in the quarter and 28.8% year-to-date in 2019. In the quarter, menu price increases and favorable changes in product mix were partially offset by higher costs for ingredients. Year to date, the impact of higher costs for ingredients and changes in product mix were partially offset by menu price increases. Commodity costs increased in the quarter and year-to-date by 3.6% and 4.4%, respectively, due primarily to increases in beef in both periods and cheese year-to-date. Beef, our most significant commodity, increased 27% in the quarter and 18% year-to-date.
Payroll and employee benefit costs as a percentage of company restaurant sales increased to 30.4% in the quarter and 31.0% year-to-date in 2020 compared with 29.5% in the quarter and year-to-date in 2019, due primarily to higher average wages resulting from wage inflation, higher incentive compensation in the quarter, as well as higher costs related to our new emergency paid sick leave program implemented in response to COVID-19.
Occupancy and other costs as a percentage of company restaurant sales, increased to 15.0% in the quarter and 15.6% year-to-date in 2020 compared with 14.1% in the quarter and 14.8% year-to-date in 2019 driven by higher costs for delivery fees, higher costs for supplies related to COVID-19, and the acquisition in 2020 of eight restaurants with lower than average sales volumes.

Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	July 5, 2020	July 7, 2019	July 5, 2020	July 7, 2019
Franchise rental revenues	$76,021	$63,359	$241,990	$208,895

Royalties	41,537	38,752	127,829	125,407
Franchise fees and other	1,702	1,428	5,640	5,433
Franchise royalties and other	43,239	40,180	133,469	130,840
Franchise contributions for advertising and other services	40,571	40,386	128,458	131,189
Total franchise revenues	$159,831	$143,925	$503,917	$470,924

Franchise occupancy expenses (excluding depreciation and amortization)	$48,612	$38,371	$161,470	$127,702
Franchise support and other costs	2,692	2,695	10,339	8,337
Franchise advertising and other services expenses	42,176	41,882	133,134	136,397
Total franchise costs	$93,480	$82,948	$304,943	$272,436
Franchise costs as a percentage of total franchise revenues	58.5%	57.6%	60.5%	57.9%

Average number of franchise restaurants	2,079	2,081	2,084	2,084
Increase in franchise-operated same-store sales	6.9%		1.5%
Franchised restaurant sales	$804,791	$747,398	$2,480,062	$2,428,708
Franchised restaurant AUVs	$387	$359	$1,190	$1,166
Royalties as a percentage of total franchised restaurant sales	5.2%	5.2%	5.2%	5.2%
Franchise rental revenues increased $12.7 million, or 20.0% in the quarter and $33.1 million, or 15.8% year-to-date compared to the prior year, primarily from our adoption of ASC 842, which increased our rental revenues $9.7 million in the quarter and $32.0 million year-to-date, as well as higher percentage rent revenues due to an increase in franchise restaurant sales.
Franchise royalties and other increased $3.1 million, or 7.6% in the quarter and $2.6 million, or 2.0% year-to-date compared to the prior year, due primarily to an increase in franchise same-store sales driving royalties higher.
Franchise contributions for advertising and other services revenues increased $0.2 million, or 0.5% in the quarter as a result of $0.7 million higher technology and sourcing fees, partially offset by $0.5 million lower marketing contributions. Marketing contributions were lower due to a reduction in April marketing fees and was largely offset by an increase in marketing contributions due to higher franchise restaurant sales compared with a year ago. Year-to-date, franchise contributions for advertising and other services revenues decreased $2.7 million, or 2.1%, as a result of $4.9 million lower marketing contributions driven by a decrease in the contribution percentages; partially offset by $2.2 million higher technology and sourcing fees as a result of an increase in technology fees in July 2019.
Franchise occupancy expenses, principally rents, increased $10.2 million in the quarter and $33.8 million year-to-date compared to the prior year, due primarily to the adoption of ASC 842, which increased franchise occupancy expenses by $9.9 million in the quarter and $32.7 million year-to-date.
Franchise support and other costs remained flat in the quarter and increased $2.0 million year-to-date compared to the prior year, primarily as a result of an increase in franchisee bad debt expense related to specific franchise situations that occurred in the first quarter of 2020.
Franchise advertising and other service expenses increased $0.3 million, or 0.7% in the quarter as a result of higher technology and sourcing costs of $0.8 million; partially offset by lower marketing contributions of $0.5 million. Year-to-date, franchise advertising and other service expenses decreased $3.3 million, or 2.4% compared to the prior year, as a result of lower marketing contributions of $4.9 million, partially offset by an increase in technology and sourcing costs of $1.7 million.

Depreciation and Amortization
Depreciation and amortization decreased by $0.6 million in the quarter and $1.5 million year-to-date compared with the prior year, primarily due to certain of our franchise building assets becoming fully depreciated in the current fiscal year.
Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in 2020 SG&A expenses compared with the prior year (in thousands):

	Increase / (Decrease)
	Quarter	Year-to-date
Advertising	$(68)	$(2,290)
Incentive compensation (including share-based compensation and related payroll taxes)	(2,489)	(2,111)
Cash surrender value of COLI policies, net	(2,587)	1,128
Litigation matters	(6,982)	(1,182)
Insurance	2,553	1,781
Other (includes transition services income and savings related to our restructuring plan)	(1,136)	2,748
	$(10,709)	$74
Advertising costs represent company contributions to our marketing fund and are generally determined as a percentage of company-operated restaurant sales. Advertising costs decreased $0.1 million in the quarter and $2.3 million year-to-date compared to the prior year. In the quarter, the decrease was driven by a decrease in the contribution percentage, largely offset by higher company-operated restaurant sales. Year-to-date, the decrease was primarily due to a $2.0 million discretionary marketing fund contribution made by the Company in 2019 that was non-recurring in 2020.
Incentive compensation decreased by $2.5 million in the quarter and $2.1 million year-to-date primarily as a result of lower achievement levels compared to the prior year for the Company’s annual incentive plan.
The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $2.6 million in the quarter and a negative impact of $1.1 million year-to-date, compared to the prior year.
Litigation matters decreased by $7.0 million in the quarter and $1.2 million year-to-date, primarily due to lower costs on certain employee litigation matters. Refer to Note 13, Contingencies and Legal Matters, of the notes to the condensed consolidated financial statements for additional information regarding these charges.
Insurance costs increased by $2.6 million in the quarter and $1.8 million year-to-date, primarily due to less favorable development factors related to workers’ compensation and general liability claims compared to the prior year.
Impairment and Other Charges, Net
Impairment and other charges, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 5, 2020	July 7, 2019	July 5, 2020	July 7, 2019
Restructuring costs	$2	$(64)	$1,165	$6,722
Costs of closed restaurants and other	890	2,010	1,322	3,259
Gains on disposition of property and equipment, net	(216)	(5,618)	(10,386)	(5,756)
Accelerated depreciation	62	416	62	1,342
	$738	$(3,256)	$(7,837)	$5,567
Impairment and other charges, net increased by $4.0 million in the quarter compared to a year ago, driven by a gain on sale of a restaurant property in the prior year. Impairment and other charges, net decreased year-to-date by $13.4 million, as a result of a $10.8 million gain related to the sale of one of our corporate office buildings in the first quarter of 2020 and lower restructuring costs of $5.6 million.

Gains on the Sale of Company-Operated Restaurants
In 2020 and 2019, no company-operated restaurants were sold to franchisees. Gains on the sale of company-operated restaurants in both periods pertain to meeting certain contingent consideration provisions included in restaurants sold in previous years.
Other Pension and Post-Retirement Expenses, Net
Other pension and post-retirement expenses, net increased by $1.1 million in the quarter and $39.8 million year-to-date versus the prior year, primarily due to non-cash pension settlement charges of $0.1 million in the quarter and $39.0 million year-to-date. Refer to Note 10, Retirement Plans, of the notes to the condensed consolidated financial statements for additional information regarding these charges.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 5, 2020	July 7, 2019	July 5, 2020	July 7, 2019
Interest expense	$15,703	$36,561	$51,580	$67,587
Interest income	(3)	(67)	(529)	(443)
Interest expense, net	$15,700	$36,494	$51,051	$67,144
Interest expense, net decreased $20.8 million in the quarter and $16.1 million year-to-date compared with a year ago, primarily due to a charge of $23.6 million for the early termination of our interest rate swaps in the prior year quarter. Excluding this impact, interest expense increased by $2.8 million in the quarter and $7.5 million year-to-date, primarily as a result of higher average debt balances.
Income Tax Expense (Benefit)
The income tax provisions reflect tax rates of 27.9% in the quarter and 29.0% year-to-date, compared to (17.9%) and 18.4%, respectively, in fiscal year 2019. The major components of the year-over-year change in tax rates were the impact of non-recurring activity in fiscal year 2019 including the termination of interest rate swap agreements, the release of valuation reserves on state tax credits and losses, and the release of a federal tax liability due to expiration of statute of limitations, and an increase in nondeductible costs resulting from a California Private Attorney General Act lawsuit settled in the current year. The final annual tax rate cannot be determined until the end of the fiscal year; therefore, the actual 2020 rate could differ from our current estimates.
Earnings (Losses) from Discontinued Operations, Net
As described in Note 14, Discontinued Operations, in the notes to condensed consolidated financial statements, the results of operations from our former Qdoba business has been reported as discontinued operations for all periods presented. Refer to Note 14 for additional information regarding discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
General
As is common in the restaurant industry, we generally maintain relatively low levels of accounts receivable and inventories, and our vendors grant trade credit for purchases such as food and supplies. We also continually invest in our business through the addition of new units and refurbishment of existing units, which are reflected as long-term assets and not as part of working capital. As a result, we may at times maintain current liabilities in excess of current assets, which results in a working capital deficit. We generally reinvest available cash flows from operations to enhance existing restaurants, to reduce debt, to repurchase shares of our common stock, and to pay cash dividends. Our cash requirements consist principally of working capital, capital expenditures, income tax payments, debt service requirements, franchise tenant improvement allowance distributions, dividend payments, and obligations related to our benefit plans.
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available financing in place. On July 8, 2019, we completed a refinancing of our existing senior credit facility with a new securitized financing facility, comprised of $1.3 billion of senior fixed-rate term notes and $150.0 million of variable funding notes. During the second quarter of fiscal 2020, to secure our liquidity position and provide financial flexibility given the uncertain market conditions, we drew down on our Variable Funding Notes, which provided us $107.9 million of unrestricted cash. As of the end of our third quarter, the Company had $196.9 million of cash and restricted cash on its balance sheet.

In the context of an unprecedented global pandemic, we believe it is prudent to maintain maximum financial flexibility by preserving our capital and maintaining the Company’s healthy liquidity position. As a result, beginning in the second quarter, we have temporarily suspended all repurchase activity and significantly reduced capital expenditures to essential spend only. We also temporarily suspended our dividend payments beginning in the last quarter, which was subsequently reinstated. The reinstatement of the dividend reflects the strong financial health of the Company and our continued commitment to shareholders.
We believe that our cash on hand, cash flow from operations, and the actions taken to mitigate the effects of the COVID-19 pandemic discussed above will provide us with adequate liquidity for the next twelve months and the foreseeable future.
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Year-to-date
	July 5, 2020	July 7, 2019
Total cash provided by (used in):
Operating activities	$90,168	$116,793
Investing activities	29,543	950
Financing activities	(74,359)	(108,001)
Net cash flows	$45,352	$9,742
Operating Activities. Operating cash flows decreased $26.6 million compared with a year ago, primarily due to lower collections of $23.6 million from rent and marketing payment deferrals we provided to our franchisees and higher income tax and interest payments of $6.7 million and $8.4 million, respectively. These decreases were partially offset by lower rent payments of $12.7 million from payment deferrals we received from our landlords.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2019, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for our qualified pension plan. We continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. We do not anticipate making any contributions to our Qualified Plan in fiscal 2020. In 2020, we contributed $4.9 million to our non-qualified pension plan and postretirement plans.
Investing Activities. Cash provided by investing activities increased by $28.6 million compared with a year ago, primarily due to higher proceeds from the sale and leaseback of assets of $16.8 million, higher proceeds from the sale of property and equipment of $15.2 million, and $8.3 million of lower capital expenditure spending, partially offset by $15.2 million of lower repayments received on notes issued in connection with 2018 refranchising transactions.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	July 5, 2020	July 7, 2019
Jack in the Box:
Restaurant facility expenditures	$8,385	$10,734
Purchases of assets intended for sale or sale and leaseback	417	4,236
New restaurants	—	701
Other, including information technology	3,775	4,438
	12,577	20,109
Corporate Services:
Information technology	3,370	4,247
Other, including facility improvements	789	685
	4,159	4,932

Total capital expenditures	$16,736	$25,041
Our capital expenditure program includes, among other things, restaurant remodeling, information technology enhancements, and investments in new locations and equipment. Capital expenditures decreased by $8.3 million compared to a year ago primarily as a result of the Company reducing capital expenditures to essential spend only to provide additional liquidity and financial flexibility given the current uncertainty surrounding the pandemic.
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
Financing Activities. Cash flows used in financing activities decreased by $33.6 million compared with a year ago, primarily due to a net increase in borrowings under our revolving credit facilities of $130.9 million, lower principal repayments of $25.5 million as a result of our debt recapitalization completed in the prior year, lower dividends paid on common stock of$12.5 million, and lower payments for debt issuance costs of $4.9 million; partially offset by higher stock repurchases of $141.2 million.
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
This leaves approximately $122.2 million remaining under share repurchase programs authorized by the Company’s Board of Directors, consisting of $22.2 million that expires in November 2020 and approximately $100.0 million that expires in November 2021. As previously announced, we have temporarily paused our share repurchase program and did not buy back any shares in the second or third quarter of 2020.
Dividends — During 2020, the Board of Directors declared two quarterly cash dividends of $0.40 per common share totaling $18.5 million.
Following our second quarter, we announced that our dividend would be temporarily suspended as a result of uncertainty caused by the pandemic. On July 31, 2020, our Board of Directors declared a quarterly cash dividend of $0.40 per common share, to be paid on September 3, 2020 to shareholders of record as of the close of business on August 18, 2020. Future dividends are subject to approval by our Board of Directors.

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
The legal final maturity date of the Class A-2 Notes is in August 2049, but it is expected that, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment dates of the Class A-2-I Notes, the Class A-2-II Notes and the Class A-2-III Notes will be August 2023, August 2026 and August 2029, respectively (the “Anticipated Repayment Dates”). If the Master Issuer has not repaid or refinanced the Class A-2 Notes prior to the respective anticipated repayment date, additional interest will accrue pursuant to the Indenture. As of July 5, 2020, $1,293.5 million of borrowings were outstanding on the Class A-2 Notes.
Restricted Cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of July 5, 2020, the Master Issuer had restricted cash of $37.4 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Class A-1 and A-2 Notes. During the third quarter, with uncertainty surrounding COVID-19 events, and as a cautionary measure, we continued to voluntarily elect to fund cash held in trust for quarterly interest and principal payments due in November 2020.
Variable Funding Notes — The Variable Funding Notes were issued under the Indenture and allow for drawings of up to $150.0 million on a revolving basis and the issuance of letters of credit. Depending on the type of borrowing under the Variable Funding Notes, interest on the Variable Funding Notes will be based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) the lenders’ commercial paper funding rate plus any applicable margin, as set forth in the Variable Funding Note Purchase Agreement. There is a scaled commitment fee on the unused portion of the Variable Funding Notes facility of between 50 and 100 basis points. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to August 2024, subject to two one-year extensions at the option of the Company. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue equal to 5.00% per annum. As of July 5, 2020 and September 29, 2019, $41.1 million and $45.6 million, respectively, of letters of credit were outstanding against the Variable Funding Notes. As of September 29, 2019, we had no outstanding borrowings under our Variable Funding Notes. During the second quarter of 2020, with uncertainty surrounding COVID-19 events, and as a cautionary measure, we borrowed $107.9 million under the Variable Funding Notes. The Company may use the proceeds from the borrowings for working capital and general corporate purposes. As of July 5, 2020, remaining borrowing availability under our Variable Funding Notes was $1.1 million. As of July 5, 2020, $107.9 million of borrowings were outstanding under our Variable Funding Notes at a weighted average interest rate of 2.3%.
Covenants and restrictions — The Class A-2 Notes and the Variable Funding Notes (collectively referred to as the “Notes”) are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of July 5, 2020, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.

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
•The price of our common stock may be adversely affected by investor response to our temporary suspension of our stock repurchase program.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are only exposed to interest rate risk on borrowings under our Class A-1 Variable Funding Notes, a revolving credit facility, borrowings from which are subject to variable interest rates. In the second quarter of 2020, we borrowed $107.9 million under the variable funding notes, which remains outstanding as of July 5, 2020. Based on outstanding borrowings as of July 5, 2020, an increase or decrease of 100 basis points in interest rates would impact our interest expense by approximately $1.1 million on an annualized basis.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 5, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, which has affected and could continue to materially affect our operations, financial condition and results of operations for an extended period of time.
The COVID-19 pandemic outbreak, federal, state and local government responses to COVID-19 and our responses to the outbreak have all disrupted and will continue to disrupt our business. In the United States, individuals are being encouraged to practice social distancing, restricted from gathering in groups, and in some areas, placed on complete restriction from non-essential movements outside of their homes. In response to the COVID-19 outbreak and these changing conditions, we previously announced that all company-owned and franchise-operated restaurants are operating in an off-premise capacity, including drive-thru, third-party delivery and carry-out. We have implemented a number of safety procedures, including implementing heightened sanitation requirements, practicing employee social distancing, and adhering to glove and mask protocol for all patrons and workers.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — We did not repurchase any shares of our common stock in the third quarter of 2020. As of July 5, 2020, there was approximately $22.2 million remaining under the Board-authorized stock buyback program which expires in November 2020 and approximately $100.0 million which expires in November 2021.

ITEM 3.  DEFAULTS OF SENIOR SECURITIES
None.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
Item 5.03.  None.

ITEM 6.  EXHIBITS

Number	Description	Form	Filed with SEC
10.2.18*	Lance Tucker Retention Agreement, dated May 5, 2020	10-Q	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ LANCE TUCKER
Lance Tucker
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: August 5, 2020