Form 10-K
period 2020-09-27
JACK IN THE BOX INC /NEW/
filed 2020-11-18
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED September 27, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________.
COMMISSION FILE NUMBER 1-9390
 _________________________________________________________
JACK IN THE BOX INC.
(Exact name of registrant as specified in its charter)
 _________________________________________________________

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
Large accelerated filer ☑        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price reported on the NASDAQ Global Select Market — Composite Transactions as of April 10, 2020, was approximately $1.0 billion.
Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 12, 2020 — 22,722,941.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

PART I
Unless otherwise specified in this Annual Report on Form 10-K (“Annual Report”), or the context requires, Jack in the Box Inc.(NASDAQ: JACK) is referred to as the “Company,” “Jack in the Box,” or in the first-person notations of “we,” “us” and “our.”
ITEM 1.    BUSINESS
General
Jack in the Box Inc., based in San Diego, California, operates and franchises Jack in the Box® quick-service restaurants (“QSRs”). We opened our first restaurant in 1951 and have since become one of the nation’s largest hamburger chains. Based on number of restaurants, our top 10 major markets comprise approximately 70% of the total system, and Jack in the Box is at least the second largest QSR hamburger chain in eight of those major markets.
As of September 27, 2020, we operated and franchised 2,241 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam. Of the 2,241 restaurants at fiscal year-end, 2,097, or 94%, were franchised.
The Company operates as a single segment for reporting purposes. Our revenue is derived from sales by company-operated restaurants and by charging royalties, rent, advertising fees, and franchise and other fees to our franchisees.
Strategy
Our long-term goals are focused on meeting evolving customer needs, with an emphasis on improving operations consistency and targeted investments designed to maximize our returns. The key initiatives of our long-term goals include:
•Simplifying Restaurant Operations - We will continue focusing on redefining and elevating the guest experience to drive consistency through back-of-the-house simplification, including kitchen equipment / technology that can drive higher throughput, improved quality, and labor cost benefits.
•Differentiating Through Innovation - We will continue focusing on what makes us different by balancing premium and value innovation and leveraging our unique brand personality to differentiate creatively and focus on our core customer.
•Expanding our Brand Footprint - We are focused on growing units in existing, developing and new markets, primarily through franchise restaurants.
•Enhancing the Guest Experience - We are focused on targeted investments designed to maximize our returns while meeting the evolving needs of our customers to drive a consistent experience and brand image in our restaurants and across digital platforms through leveraging technology such as our mobile application to meet the evolving needs of our customers and improve in-store efficiencies.
Our Brand
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

Through the execution of our refranchising strategy, we have increased franchise ownership of the Jack in the Box system to 94% at the end of fiscal 2020. In fiscal 2020, our franchisees developed 27 new franchise restaurants, and we expect the majority of new unit growth will be through franchise restaurants. The following table summarizes the changes in the number of company-operated and franchise restaurants over the past five years:

	Fiscal Year
	2020	2019	2018	2017	2016
Company-operated restaurants:
Beginning of period	137	137	276	417	413
New	—	—	1	2	4
Refranchised	—	—	(135)	(178)	(1)
Closed	(1)	—	(5)	(15)	—
Acquired from franchisees	8	—	—	50	1
End of period total	144	137	137	276	417
% of system	6%	6%	6%	12%	18%
Franchise restaurants:
Beginning of period	2,106	2,100	1,975	1,838	1,836
New	27	19	11	18	12
Refranchised	—	—	135	178	1
Closed	(28)	(13)	(21)	(9)	(10)
Sold to company	(8)	—	—	(50)	(1)
End of period total	2,097	2,106	2,100	1,975	1,838
% of system	94%	94%	94%	88%	82%
System end of period total	2,241	2,243	2,237	2,251	2,255
Franchising Program
The franchise agreement generally provides for an initial franchise fee of $50,000 per restaurant for a 20-year term, and royalty and marketing payments generally set at 5.0% of gross sales. Royalty rates are typically 5.0% of gross sales but may range as high as 10.0% of gross sales. Some existing agreements provide for lower royalties for a limited time and may have variable rates. We may offer development agreements to franchisees (referred to in this context as “Developers”) for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers may be required to pay fees for certain company-sourced new sites. Developers may lose their rights to future development if they do not maintain the required opening schedule. To stimulate growth, we have offered a waiver of development fees for new sites, in addition to lower royalty rates or a development loan, to franchisees who open restaurants within a specified timeframe.
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
Based on the geographical location and constraints of the potential restaurant property, as well as the prototype building selected for use, typical costs to develop a traditional restaurant, range from approximately $1.4 million to $2.0 million, excluding the land value. The majority of our corporate restaurants are constructed on leased land or on land that we purchase and subsequently sell, along with the improvements, in sale and leaseback transactions. Upon completion of a sale and leaseback transaction, the Company’s initial cash investment is reduced to the cost of equipment, which ranges from approximately $0.3 million to $0.4 million.

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
Information Systems
Our restaurant software allows for daily polling of sales, inventory, and other data from the restaurants directly. Our company restaurants and traditional-site franchise restaurants use standardized Windows-based touch screen point-of-sale (“POS”) platforms. These platforms allow the restaurants to accept cash, credit cards, and our re-loadable gift cards. The single POS system for all restaurants helps franchisees and brand managers adapt more quickly to meet consumer demands and introduce new products, pricing, promotions, and technologies such as the Jack in the Box mobile app, third party delivery, or any other business-driving initiative while maintaining a secure, PCI-compliant payment system.

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
Advertising and Promotion
We build brand awareness and drive sales through our marketing and advertising programs. These activities are supported primarily by financial contributions to a marketing fund from all company and franchise restaurants based on a percentage of gross sales. Activities to build brand equity, advertise products, and attract customers include, but are not limited to, system-wide and regional campaigns on television, digital and social media, radio, and print media, as well as reaching consumers through our branded mobile app and delivery partnerships.
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
Human Capital Management
Jack in the Box recognizes and takes care of its employees by offering a wide range of competitive pay, recognition, and benefit programs. We are proud to provide our employees, many who begin their career at Jack in the Box with their first entry-level job, the opportunity to grow and advance as we invest in their education and career development.
As of September 27, 2020, we had approximately 5,200 employees, of whom 4,840 were restaurant employees, 330 were corporate management and staff, and 40 were field management. Most of our employees are paid on an hourly basis, except certain restaurant and operations management and corporate positions. We employ both full-time and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations and meet the individual needs of our employees. As of the end of fiscal 2020, approximately 60% of our restaurant employees were part-time. We have not experienced any significant work stoppages.
We are committed to providing market-competitive pay and benefits. All corporate management and staff and restaurant management positions, including hourly assistant managers and team leaders, are eligible for performance-based cash incentive programs. Each incentive plan reinforces and rewards individuals for achievement of specific company and/or restaurant business goals.
We strive to ensure pay equity between our female employees and male employees performing equal or substantially similar work. Each year, we review the median pay of our male and female employees, share the results with the Board of Directors, and take remedial action as appropriate.
We offer comprehensive benefit programs to our employees that provide flexibility of choice through our Total Rewards framework of pay and recognition, health and wellness, financial well-being, work/life happiness, culture and community, and learning and development. We recognize and support the growth and development of our employees and offer opportunities to participate in internal as well as external learning programs. An increased focus area has been on educational benefits for our restaurant teams, including enhancing tuition reimbursement and adding new scholarship, high school diploma, and English as a Second Language (“ESL”) programs. In addition, we hold regular restaurant level talent and development planning reviews to assist us with growing our internal restaurant teams, resulting in a majority of current restaurant managers being promoted from within.

COVID-19 Response
We took early action regarding employee well-being in response to the COVID-19 pandemic, implementing comprehensive protocols to protect the health and safety of our employees and guests. Remote work for corporate management and staff was adopted ahead of state and county requirements. We limited reductions in scheduled hours for employees in our company-operated restaurants. For employees of our company-operated restaurants, we also enhanced our benefits programs to offer expanded supplemental paid sick leave ahead of state and county mandates and in counties where sick leave is not mandated, waived employee cost-sharing for COVID-19 testing, waived employee cost-sharing for all virtual visits, provided COVID-19 401(k) enhancements, and made free meals available for restaurant employees during their work shifts. We believe that employee sentiment regarding our response to the pandemic is very favorable.
Trademarks and Service Marks
The JACK IN THE BOX® name and logos are of material importance to us and are registered trademarks and service marks in the United States and elsewhere. In addition, we have registered or applied to register numerous service marks and trade names for use in our businesses, including the Jack in the Box design marks and various product names and designs.
Seasonality
Restaurant sales and profitability are subject to seasonal fluctuations because of factors such as vacation and holiday travel, seasonal weather conditions, and weather crises, all of which affect the public’s dining habits. We are not able to predict the impact that the COVID-19 pandemic may have on the seasonality of our business.
Government Regulation
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
Our collection or use of personal information about our employees or our guests is regulated at the federal and state levels, including the California Consumer Privacy Act.
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

Available Information
The Company’s corporate website can be found at www.jackintheboxinc.com. We make available free of charge at this website (under the caption “Investors — SEC Filings”) all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission (“SEC”). The SEC also maintains an Internet site (www.sec.gov) that contains our reports, proxy and information statements, and other information.
ITEM 1A.    RISK FACTORS
We caution you that our business and operations are subject to a number of risks and uncertainties. The factors listed below are important factors that could cause our actual results to differ materially from our historical results and from projections in the forward-looking statements contained in this report, in our other filings with the SEC, in our news releases, and in oral statements by our representatives. However, other factors that we do not anticipate or that we do not consider material based on currently available information may also have an adverse effect on our results.
Risks Related to Operating in the Restaurant Industry
The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, which has affected and could continue to materially affect our operations, financial condition and results of operations for an extended period of time.
The COVID-19 pandemic outbreak, federal, state and local government responses to COVID-19 and our responses to the outbreak have all disrupted and may continue to disrupt our business. Individuals are being encouraged to practice social distancing, restricted from gathering in groups, and in some areas, placed on complete restriction from non-essential movements outside of their homes. In response to the COVID-19 outbreak and these changing conditions, the majority of our company-owned and franchise-operated restaurants have operated in an off-premise capacity, including drive-thru, third-party delivery and carry-out throughout the pandemic. We have implemented a number of safety procedures, including implementing heightened sanitation requirements, practicing employee social distancing, and adhering to glove and mask protocol for all restaurant employees.
Our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial stability. The financial impact of COVID-19 has had, and could continue to have in the future, an adverse effect on our franchisees’ liquidity. To ensure financial health of our valued franchise operators, we reduced March and April marketing fees and postponed collection of these marketing fees, postponed the collection of certain franchisee rental payments and extended all fiscal 2020 franchise development agreements by at least six months and suspended other required capital investments. To the extent our franchisees experience financial distress, our operating results may be adversely impacted, potentially materially affecting our liquidity, financial condition, or results of operations.
As discussed in this report, we have a significant amount of debt outstanding and have previously drawn down on our Variable Funding Notes, which provided us $107.9 million of unrestricted cash, to provide additional security to our liquidity position and provide financial flexibility given uncertain market and economic conditions as a result of the COVID-19 pandemic. A material increase in our level of debt could have certain material adverse effects on us. There can be no guarantee that additional liquidity will be readily available or available on favorable terms, especially the longer the COVID-19 outbreak lasts.
Our business could be further disrupted if any of our company or franchised restaurant employees are diagnosed with COVID-19 since this could require us or our franchisees to quarantine some or all of a restaurant’s employees and disinfect the restaurant’s facilities. If a significant percentage of our or our franchisees’ workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, our results may be adversely impacted, potentially materially affecting our liquidity, financial condition, or results of operations.
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
The COVID-19 outbreak also may have the effect of heightening other risks disclosed, including, but not limited to, those related to consumer confidence, increase in food and commodity costs, supply chain interruptions, labor availability and cost, cybersecurity incidents, increased indebtedness, regulatory and legal complexity, and governmental regulations.
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
While we continue to make improvements to our facilities, to implement new service, technology, and training initiatives, and to introduce new products, there can be no assurance that such efforts will generate increased sales or sufficient customer interest. Many of our competitors are remodeling their facilities, implementing service improvements, introducing a variety of new products and service offerings, and advertising that their ingredients are healthier or locally sourced. Such competing products and health- or environmental-focused claims may hurt our competitive positioning as existing or potential customers could seek out other dining options.
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
We seek to manage food and commodity costs, including through extended fixed price contracts, strong category and commodity management, and purchasing fundamentals. However, certain commodities such as beef and pork, which currently represent approximately 18% and 6% respectively, of our commodity spend, do not lend themselves to fixed price contracts. We cannot assure you that we will successfully enter into fixed price contracts on a timely basis or on commercially favorable pricing terms. In addition, although our produce contracts contain predetermined price limits, we are subject to force majeure clauses resulting from weather or acts of God that may result in temporary spikes in costs.
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
Failure to receive scheduled deliveries of high-quality food ingredients and other supplies could harm our operations and reputation.
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

We have a limited number of suppliers for our major products and rely on a distribution network with a limited number of distribution partners for the majority of our national distribution program. If our suppliers or distributors are unable to fulfill their obligations under their contracts, it could harm our operations.
We contract with a distribution network with a limited number of distribution partners located throughout the nation to provide the majority of our food distribution services. Through these arrangements, our food supplies are largely distributed through several primary distributors. If any of these relationships are interrupted or terminated, or if one or more supply or distribution partners are unable or unwilling to fulfill their obligations for whatever reasons, product availability to our restaurants may be interrupted, and business and financial results may be negatively impacted. Although we believe that alternative supply and distribution sources are available, there can be no assurance that we will be able to identify or negotiate with such sources on terms that are commercially reasonable to us.
Food safety and food-borne illness concerns may have an adverse effect on our business by reducing demand and increasing costs.
Food safety is a top priority for our company, and we expend significant resources on food safety programs to ensure that our customers are able to enjoy safe and high-quality food products. These include a daily, structured food safety assessment and documentation process at our restaurants, and periodic third-party and internal audits to review the food safety performance of our vendors, distributors and restaurants. Nonetheless, food safety risks cannot be completely eliminated, and food safety and food-borne illness issues do occur in the food service industry. Any report or publicity linking us to instances of food-borne illness or other food safety issues, including issues involving food tampering, natural or foreign objects, or other contaminants or adulterants in our food, could adversely affect our reputation, as well as our financial results. Furthermore, our reliance on food suppliers and distributors increases the risk that food-borne illness incidents could be introduced by third-party vendors outside our direct control. Although we test and audit these activities, we cannot guarantee that all food items are safely and properly maintained during transport or distribution throughout the supply chain.
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
Our business can be materially and adversely affected by widespread negative publicity of any type, particularly regarding food quality, food safety, nutritional content, safety or public health issues (such as outbreaks, pandemics, epidemics, or the prospect of any of these), obesity or other health concerns, animal welfare issues, and employee relations issues, among other things. Adverse publicity in these areas could damage the trust customers place in our brand. The increasingly widespread use of mobile devices and social media platforms has amplified the speed and scope of adverse publicity and could hamper our ability to promptly correct misrepresentations or otherwise respond effectively to negative publicity, whether or not accurate. Any widespread negative publicity regarding the Company, our brand, our vendors and suppliers, and our franchisees, or negative publicity about the restaurant industry in general, whether or not accurate, could cause a decline in restaurant sales, and could have a material adverse effect on our financial results.
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

We are also subject to the risk of negative publicity associated with animal welfare regulations and campaigns. Our restaurants utilize ingredients manufactured from beef, poultry, and pork. Our policies require that our approved food suppliers and their raw material providers engage in proper animal welfare practices. Despite our policies and efforts, media reports and portrayals of inhumane acts toward animals by participants in the food supply chain, whether by our suppliers or not, can create a negative opinion or perception of the food industry’s animal welfare efforts. Such media reports and negative publicity could impact guest perception of our brand or industry and can have a material adverse effect on our financial results.
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
If systemic or widespread adverse changes in climate or weather patterns occur, we could experience more severe impact, which could have a material adverse effect on our financial results. The impact of these factors may be exacerbated by our geographic profile, as nearly 70% of our restaurants are located in the states of California and Texas.

Risks Related to Our Business Strategy
We may not achieve our development goals.
We intend to grow the brand primarily through new restaurant development by franchisees, both in existing markets and in new markets. Development involves substantial risks, including the risk of:
•the inability to identify suitable franchisees;
•limited availability of financing for the Company and for franchisees at acceptable rates and terms;
•development costs exceeding budgeted or contracted amounts;
•delays in completion of construction;
•the inability to identify, or the unavailability of suitable sites at acceptable cost and other leasing or purchase terms;
•developed properties not achieving desired revenue or cash flow levels once opened;
•the negative impact of a new restaurant upon sales at nearby existing restaurants;
•the challenge of developing in areas where competitors are more established or have greater penetration or access to suitable development sites;
•incurring substantial unrecoverable costs in the event a development project is abandoned prior to completion;
•impairment charges resulting from underperforming restaurants or decisions to curtail or cease investment in certain locations or markets;
•in new geographic markets where we have limited or no existing locations, the inability to successfully expand or acquire critical market presence for our brand, acquire name recognition, successfully market our products or attract new customers;
•operating cost levels that reduce the demand for, or raise the cost of, developing new restaurants;
•the challenge of identifying, recruiting, and training qualified franchisees or company restaurant management;
•the inability to obtain all required permits;
•changes in laws, regulations, and interpretations, including interpretations of the requirements of the Americans with Disabilities Act;
•unique regulations or challenges applicable to operating in non-traditional locations, such as airports, and military or government facilities; and
•general economic and business conditions.
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
As of September 27, 2020, approximately 94% of our operating restaurant properties were franchised restaurants; therefore, our success increasingly relies on the financial success and cooperation of our franchisees, yet we have limited influence over their operations. Our income arises from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, sales from our remaining Company-operated restaurants. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. If our franchisees do not experience sales growth, our revenues and margins could be negatively affected as a result. Also, if sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, restaurant closures, or delayed or reduced payments to us. Our refranchising strategy has increased that dependence and the potential effect of those factors. Our success also increasingly depends on the willingness and ability of our independent franchisees to implement shared strategies and major initiatives, which may include financial investment, and to remain aligned with us on operating and promotional plans. Franchisees’ ability to contribute to the achievement of our plans is dependent in large part on the availability to them of funding at reasonable interest rates and may be negatively impacted by the financial markets in general or by the credit worthiness of our franchisees or the Company. As small businesses, some of our franchise operators may be negatively and disproportionately impacted by strategic initiatives, capital requirements, inflation, labor costs, employee relations issues, or other causes. In addition, franchisees’ business obligations may not be limited to the operation of Jack in the Box restaurants, making them subject to business and financial risks unrelated to the operation of our restaurants. These unrelated risks could adversely affect a franchisee’s ability to make payments to us or to make payments on a timely basis. We cannot assure you that our franchisees will successfully participate in our strategic or marketing initiatives or operate their restaurants in a manner consistent with our requirements, standards, and expectations. As compared to some of our competitors, our brand has relatively fewer franchisees who, on average, operate more restaurants per franchisee. There are significant risks to our business if a franchisee, particularly one who operates a large number of restaurants, encounters financial difficulties, including bankruptcy, or fails to adhere to our standards, projecting an image inconsistent with our brand or negatively impacting our financial results.
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
If we close a restaurant in a leased location, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease obligations at closed or underperforming restaurant locations could impair our results of operations. In addition, at the end of the lease term and expiration of all renewal periods, we may be unable to renew the lease without substantial additional cost, if at all. As a result, we may be required to close or relocate a restaurant, which could subject us to construction and other costs and risks and may have an adverse effect on our operating performance.
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

A material failure or interruption of service, or a breach in the security of our computer systems caused by malware, ransomware or other attack, could cause reduced efficiency in operations, or other business interruptions; could negatively impact delivery of food to restaurants, or financial functions such as vendor payment, employee payroll, franchise operations reporting, or our ability to receive customer payments through our POS or other systems, or could result in the loss or misappropriation of customer or employee data. Such events could negatively impact cash flows or require significant capital investment to rectify; result in damage to our business or reputation or loss of consumer or employee confidence; and lead to potential costs, fines and litigation. Damage to our business or reputation or loss of consumer confidence may also result from any failure by our franchisees to implement standard computer systems and information technology, as we are dependent on our franchisees to adopt appropriate safeguards. These risks may be magnified by increased and changing regulations. The costs of compliance and risk mitigation planning, including increased investment in technology or personnel in order to protect valuable business or consumer information, have increased significantly in recent years, and may also negatively impact our financial results.
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
We collect and maintain personal information about our employees and our guests and are seeking to provide our guests with new digital experiences. These digital experiences will require us to open up access into our Point of Sale systems to allow for capabilities like mobile order and pay, third party delivery, and digital menu boards. The collection and use of personal information are regulated at the federal and state levels; such regulations include the California Consumer Privacy Act. We increasingly rely on cloud computing and other technologies that result in third parties holding significant amounts of customer or employee information on our behalf. There has been an increase over the past several years in the frequency and sophistication of attempts to compromise the security of these types of systems. If the security and information systems that we or our outsourced third-party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with applicable laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected by these types of security breaches or regulatory violations, which could impair our ability to attract and retain qualified employees.
We are subject to risks associated with our increasing dependence on digital commerce platforms and technologies to maintain and grow sales, and we cannot predict the impact that these digital commerce platforms and technologies, other new or improved technologies or alternative methods of delivery may have on consumer behavior and our financial results.
Advances in technologies, including advances in digital food order and delivery technologies, and changes in consumer behavior driven by such advances could have a negative effect on our business. Technology and consumer offerings continue to develop, and we expect that new and enhanced technologies and consumer offerings will be available in the future, including those with a focus on restaurant modernization, restaurant technology and digital engagement and ordering. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable guest proposition and can be successfully integrated into our business model. However, we cannot predict consumer acceptance of these digital platforms, delivery channels or systems or other technologies or their impact on our business.
We are dependent on information technology and digital service providers and any material failure, misuse or interruption of our computer systems, supporting infrastructure, consumer-facing digital capabilities or social media platforms could adversely affect our business.
We are dependent upon information technology and digital service providers to properly conduct our business, including point-of-sale processing in our restaurants, order processing through digital channels, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business, service our customers and process digital orders through our mobile application and third-party delivery partnerships depends significantly on the reliability and performance of our systems and those managed by our service providers. The failure of these systems and processes to operate effectively, including an interruption or degradation in such systems or services, could be harmful and cause delays in customer service, loss of digital sales, reduce efficiency or cause delays in operations. Significant capital investments may be required to remediate any such problems. Additionally, the success of certain of our strategic initiatives, including to expand our consumer-facing digital capabilities to connect with customers and drive growth, is highly dependent on our technology systems and digital service providers.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, the Company’s stockholders could lose confidence in our financial results, which could harm our business and the value of the Company’s common shares.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. During the fourth quarter of fiscal 2019, management identified a material weakness in internal control related to ineffective information technology general controls (ITGCs) as further disclosed in Part II, Item 9A. As a result, management concluded that our internal control over financial reporting was not effective as of the end of our fiscal year 2019. During fiscal year 2020, we completed the remediation measures related to the material weakness and management concluded that our internal control over financial reporting was effective as of the fiscal year ended September 27, 2020. We cannot be certain that we will be successful in maintaining adequate internal controls over our financial reporting and financial processes in the future. We may in the future discover areas of our internal controls that need improvement. Furthermore, to the extent our business grows or significantly changes, our internal controls may become more complex, and we would require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of the Company’s common stock. Additionally, the existence of any material weakness may require management to devote significant time and incur significant expense to remediate any such material weaknesses and management may not be able to remediate any such material weaknesses in a timely manner.
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
The Series 2019-1 Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Series 2019-1 Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Series 2019-1 Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Series 2019-1 Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to record keeping, access to information and similar matters. The Series 2019-1 Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Series 2019-1 Class A-2 Notes on the applicable scheduled maturity date. The Series 2019-1 Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Series 2019-1 Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.

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
Under the Indenture, the Master Issuer has approximately $1.4 billion of outstanding debt as of September 27, 2020, which includes $107.9 million of borrowings we drew down on our revolving credit facility during the year to provide additional security and liquidity given the uncertainty of the COVID-19 pandemic.
This level of debt could have certain material adverse effects on the Company, including but not limited to:
•our available cash flow in the future to fund working capital, capital expenditures, acquisitions, and general corporate or other purposes could be impaired, and our ability to obtain additional financing for such purposes is limited;
•a substantial portion of our cash flows could be required for debt service and, as a result, might not be available for our operations or other purposes;
•any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or could force us to modify our operations or sell assets;
•our ability to operate our business and our ability to repurchase stock or pay cash dividends to our stockholders may be restricted by the financial and other covenants set forth in the Indenture.
•our ability to withstand competitive pressures may be decreased; and
•our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory, and economic conditions.
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
The Indenture and the management agreement entered into between certain of our subsidiaries and the Indenture trustee (the “Management Agreement”) contain various covenants that limit our and our subsidiaries’ ability to engage in specified types of transactions. For example, the Indenture and the Management Agreement contain covenants that, among other things, restrict, subject to certain exceptions, the ability of certain subsidiaries to:
•incur or guarantee additional indebtedness;
•sell certain assets;
•alter the business conducted by our subsidiaries;
•create or incur liens on certain assets; or
•consolidate, merge, sell or otherwise dispose of all or substantially all of the assets held within the securitization entities.
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
Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. For example, a recently enacted law in California purports to codify an employment classification test set forth by the California Supreme Court that established a new standard for determining employee or independent contractor status. Although we would argue that the law does not change the status of franchisees or their employees, it has been suggested that the law could be read to, for example, make franchisors legally liable for the conduct of franchisee employees. Acceptance of this or similar arguments by the courts in California or elsewhere could impact our financial results or affect restaurant operations.
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
The restaurant and retail industries are subject to extensive federal, state, and local laws and regulations, including regulations relating to:
•the preparation, ingredients, labeling, packaging, advertising, and sale of food and beverages;
•building and zoning requirements;
•sanitation and safety standards;
•employee healthcare, including the implementation and legal, regulatory, and cost implications of the Affordable Care Act;
•labor and employment, including minimum wage adjustments, overtime, working conditions, employment eligibility and documentation, sick leave, and other employee benefit and fringe benefit requirements, and changing judicial, administrative, or regulatory interpretations of federal or state labor laws;
•the registration, offer, sale, termination, and renewal of franchises;
•Americans with Disabilities Act;
•payment cards;
•climate change, including regulations related to the potential impact of greenhouse gases, water consumption, or taxes on carbon emissions; and
•privacy obligations, including the recently passed California Consumer Privacy Act and other new or proposed federal and state regulations.
The increasing amount and complexity of regulations and their interpretation may increase the costs to us and our franchisees of labor and compliance and increase our exposure to legal and regulatory claims which, in turn, could have a material adverse effect on our business. While we strive to comply with all applicable existing rules and regulations, we cannot predict the effect on our operations from modifications to the language or interpretations of existing requirements, or to the issuance of new or additional requirements in the future.
Legislation and regulations regarding our products and ingredients, including the nutritional content of our products, could impact customer preferences and negatively impact our financial results.
Changes in government regulation and consumer eating habits may impact the ingredients and nutritional content of our menu offerings or require us to disclose the nutritional content of our menu offerings. For example, a number of states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers or have enacted legislation restricting the use of certain types of ingredients in restaurants. Furthermore, the Affordable Care Act requires chain restaurants to publish calorie information on their menus and menu boards. These and other requirements may increase our expenses, slow customers’ ordering process, or negatively influence the demand for our offerings; all of which can impact sales and profitability.
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
Our quarterly results and the price of our common stock may each fluctuate significantly and could fail to meet the expectations of securities analysts and investors because of factors including:
•actual or anticipated fluctuations in our operating results;
•changes in earnings estimated by securities analysts or our ability to meet those estimates;
•the operating and stock price performance of comparable companies;
•changes in our stockholder base;
•volatility of the stock market in general;
•changes to the regulatory and legal environment in which we operate; and
•general domestic and worldwide economic conditions.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following table sets forth information about our restaurant locations (by state) for all restaurants in operation as of September 27, 2020:

	Company- Operated	Franchise	Total
Arizona	5	168	173
California	108	835	943
Colorado	—	17	17
Hawaii	—	30	30
Idaho	—	32	32
Illinois	—	13	13
Indiana	—	3	3
Kansas	—	5	5
Louisiana	—	17	17
Missouri	—	58	58
Nevada	—	77	77
New Mexico	—	8	8
North Carolina	—	19	19
Ohio	—	2	2
Oklahoma	8	9	17
Oregon	—	53	53
South Carolina	—	10	10
Tennessee	—	9	9
Texas	23	579	602
Utah	—	3	3
Washington	—	149	149
Guam	—	1	1
	144	2,097	2,241
Of the total 2,241 restaurants, our interest in restaurant properties consists of the following:

	Company- Operated	Franchise	Total
Company-owned restaurant buildings:
On company-owned land	8	199	207
On leased land	54	571	625
Subtotal	62	770	832
Company-leased restaurant buildings on leased land	82	1,037	1,119
Franchise directly-owned or directly-leased restaurant buildings	—	290	290
Total restaurant buildings	144	2,097	2,241
Our restaurant leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance, and other expenses. In addition, approximately 14% of our leases provide for contingent rental payments between 1% and 12% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates.
In addition to the restaurant locations, we own our corporate headquarters located in San Diego, California, which consists of approximately 70,000 square feet and approximately four acres of undeveloped land directly adjacent to it. We believe that our current office space is suitable and adequate for its intended purpose.
ITEM 3.    LEGAL PROCEEDINGS
See Note 16, Commitments and Contingencies, of the notes to the consolidated financial statements for a discussion of our legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
Information about our Executive Officers
The following table sets forth the name, age, position and years with the Company of each person who is an executive officer of Jack in the Box Inc. as of September 27, 2020:

Name	Age	Positions	Years with the Company
Darin Harris	51	Chief Executive Officer	—
Dawn Hooper	50	Vice President, Controller and Interim Principal Financial Officer	19
Melissa Corrigan, Ph.D.	50	Senior Vice President, Chief Human Resources Officer	23
Dean Gordon	58	Senior Vice President, Chief Supply Chain Officer	11
Adrienne Ingoldt	38	Senior Vice President, Chief Brand and Experience Officer	5
Jennifer Kennedy	38	Senior Vice President, Chief Product and Innovation Officer	11
Drew Martin	56	Senior Vice President, Chief Information Officer	4
Sarah Super	44	Senior Vice President, General Counsel and Risk Officer	7
Marcus Tom	63	Senior Vice President, Chief Operating Officer	3
The following sets forth the business experience of each executive officer for at least the last five years:
Mr. Harris has been Chief Executive Officer since June 2020. He was previously Chief Executive Officer of North America for flexible working company, IWG PLC, Regus, North America, from April 2018 to May 2020. Prior to that, from August 2013 to January 2018, Mr. Harris served as Chief Executive Officer of CiCi’s Enterprises LP. For just under five years, Mr. Harris also served as Chief Operating Officer for Primrose Schools from November 2008 to July 2013. He previously held franchise leadership roles as Senior Vice President at Arby’s Restaurant Group, Inc, from June 2005 to October 2008 and Vice President, Franchise and Corporate Development at Captain D’s Seafood, Inc., from May 2000 to January 2004. He was also a prior franchise operator of multiple Papa John’s Pizza and Qdoba Mexican Grill restaurants from November 2002 to June 2005. Mr. Harris has more than 25 years of leadership experience in the restaurant industry encompassing operations, franchising, brand strategy and restaurant development.
Ms. Hooper has been Vice President, Controller since May 2020 and has served as the Company’s interim principal financial officer upon the resignation of our former Chief Financial Officer in August 2020. She previously served as Assistant Controller from January 2013 to May 2020. She previously held positions of increasing responsibility in accounting since joining the Company in 2000. Prior to joining the Company, Ms. Hooper worked for KPMG LLP from September 1993 to September 2000. Ms. Hooper has more than 25 years in experience in accounting and finance.
Dr. Corrigan has been Senior Vice President, Chief Human Resources Officer since November 2019. She previously served as its Vice President and Human Resources Officer from November 2018 to November 2019 and Vice President of Human Resources and Total Rewards from 2015 to 2018. Dr. Corrigan was Vice President of Human Resources from 2013 to 2015, and she was Director of Human Resources from 2011 to 2013. She previously held several positions of increasing responsibility in Learning and Development since joining the Company in 1997 as a Training and Development Program Manager and has more than 20 years of experience with the Company in human resources related roles.
Mr. Gordon has been Senior Vice President, Chief Supply Chain Officer since November 2019. He previously served as its Vice President and Chief Supply Chain Officer from July 2017 to November 2019. He was previously Vice President of Supply Chain Services since October 2012, and Division Vice President of Purchasing from February 2009 to October 2012. Prior to joining the Company in February 2009, Mr. Gordon was Vice President of Supply Chain Management for Potbelly Sandwich Works from December 2005 to February 2009, and he held various positions with Applebee’s International from August 2000 to December 2005, most recently as Executive Director of Procurement. Mr. Gordon also held a number of positions at Prandium, Inc., an operator of multiple restaurant concepts, from October 1994 to August 2000. Mr. Gordon has over 20 years of Supply Chain Management experience.
Ms. Ingoldt has been Senior Vice President, Chief Brand and Experience Officer since November 2019. She previously served as Vice President of Marketing Communications, and Director of Marketing Communications, from February 2018 to November 2019 and August 2015 to February 2018, respectively. Prior to joining the Company in August 2015, she worked for advertising agency Vitro LLC from April 2012 to August 2015, as their Group Account Director leading multiple consumer brands.

Ms. Kennedy served as Senior Vice President, Chief Product and Innovation Officer since November 2019. Before that, she was Vice President, Culinary and Product Marketing from November 2017 to November 2019; Director, Product Marketing, from October 2016 to November 2017; Director, Integrated Marketing from March 2016 to October 2016; and Director, Innovation from September 2014 to March 2016. Ms. Kennedy left the Company on November 13, 2020.
Mr. Martin has been Senior Vice President, Chief Information Officer since November 2019. He previously served as Vice President and Chief Information Officer from November 2016 to November 2019. He was previously Executive Vice President and Chief Information Officer for Lytx Inc. (formerly DriveCam) from October 2011 to December 2014. He previously held IT leadership positions with Sony Electronics and PepsiCo, and from January 2015 until November 2016, was owner and a principal in Silicon Beach Advisors, a technology strategy consulting firm. Mr. Martin has over 25 years of experience in corporate IT and innovation.
Ms. Super has been Senior Vice President, General Counsel and Risk Officer since November 2019. She previously served as Vice President and Associate General Counsel from May 2018 until November 2019. Prior to joining the Company in December 2013, she was a partner at the law firm of Gordon & Rees. Ms. Super has more than 15 years of legal experience.
Mr. Tom has been Senior Vice President, Chief Operating Officer since November 2019. He previously served as Vice President and Chief Operating Officer from February 2018 to November 2019. Prior to joining the Company, Mr. Tom served as the Senior Vice President of Operations for JAB Beech Inc.’s Einstein Bros. Bagels brand from July 2015 to December 2016, and its Caribou Coffee brand from January 2017 to December 2017. From March 2006 to June 2015, Mr. Tom held several positions at Starbucks Coffee Company. From January 2014 to June 2015, he served as Director of Business Operations for all licensed stores in the U.S. and Canada. From May 2012 to December 2013, he served as the Director of Licensed Stores, and from 2006 to 2012 as the Director of Company Stores. Prior to joining Starbucks, Mr. Tom held several positions with YUM Brands International from 1991 to 2006. Mr. Tom has more than 15 years of experience in operation leadership positions in the restaurant industry.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock is traded on the NASDAQ Global Select Market under the symbol “JACK.”
Dividends. In fiscal 2020 and 2019, the Board of Directors declared three and four cash dividends, respectively, of $0.40 per share each. Our dividend is subject to the discretion and approval of our Board of Directors and our compliance with applicable law, and depends upon, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, and other factors that our Board of Directors may deem relevant.
Stock Repurchases. There were no share repurchases of our common stock during the fourth quarter of 2020. As of September 27, 2020, there was approximately $122.2 million remaining under Board-authorized stock buyback programs, consisting of $22.2 million which expires in November 2020 and $100.0 million that expires in November 2021.
On November 13, 2020, the Board of Directors authorized an additional $100.0 million stock buy-back program that expires on November 30, 2022.
Stockholders. As of November 12, 2020, there were 517 stockholders of record.
Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes the equity compensation plans under which Company common stock may be issued as of September 27, 2020. Stockholders of the Company have approved all plans requiring such approval.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	513,522	$91.85	1,907,050
________________________
(1)Includes shares issuable in connection with our outstanding stock options, performance share awards, nonvested stock units, and non-management director deferred stock equivalents. The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options.
(2)For a description of our equity compensation plans, refer to Note 13, Share-Based Employee Compensation, of the notes to the consolidated financial statements.

Performance Graph. The following graph compares the cumulative return to holders of the Company’s common stock at September 30th of each year to the yearly weighted cumulative return of a Peer Group Index and to the Standard & Poor’s (“S&P”) 500 Index for the same period. The below comparison assumes $100 was invested on September 30, 2015 in the Company’s common stock and in the comparison groups and assumes reinvestment of dividends. The Company uses a Peer Group to assess the competitive pay levels of our senior executives, and to evaluate program design elements.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Jack in the Box Inc., the S&P 500 Index,
and a Peer Group

$250
$200
$150
$100
$50
$0
9/15
9/16
9/17
9/18
9/19
9/20
Jack in the Box Inc.
S&P 500
Peer Group

	2015	2016	2017	2018	2019	2020
Jack in the Box Inc.	$100	$126	$136	$114	$127	$112
S&P 500 Index	$100	$115	$137	$161	$168	$194
Peer Group (1)	$100	$89	$89	$120	$139	$178
________________________
(1)The Peer Group Index comprises the following companies: BJ’s Restaurants, Inc.; Bloomin’ Brands, Inc.; Brinker International, Inc.; The Cheesecake Factory Inc.; Chipotle Mexican Grill Inc.; Cracker Barrel Old Country Store, Inc.; Denny’s Corp.; Dine Brands Global Inc.; Domino’s Pizza, Inc.; Dunkin’ Brands Group, Inc.; Papa John's Int'l, Inc.; Red Robin Gourmet Burgers, Inc.; Texas Roadhouse, Inc.; and The Wendy’s Company.

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

	Fiscal Year
	2020	2019	2018	2017	2016
	(dollars and shares in thousands, except per share data)
Statements of Earnings Data (1):
Total revenues (2), (3)	$1,021,506	$950,107	$869,690	$1,097,291	$1,162,258
Operating costs and expenses (2), (3)	$794,183	$749,250	$682,407	$889,912	$971,995
Gains on the sale of company-operated restaurants	(3,261)	(1,366)	(46,164)	(38,034)	(1,230)
Total operating costs and expenses, net (2), (3)	$790,922	$747,884	$636,243	$851,878	$970,765
Earnings from continuing operations	$89,394	$91,747	$104,339	$128,573	$106,473
Earnings per Share and Share Data:
Earnings per share from continuing operations (1):
Basic	$3.87	$3.55	$3.66	$4.20	$3.16
Diluted	$3.84	$3.52	$3.62	$4.16	$3.12
Cash dividends declared per common share (1)	$1.20	$1.60	$1.60	$1.60	$1.20
Weighted-average shares outstanding — Basic (1)(4)	23,125	25,823	28,499	30,630	33,735
Weighted-average shares outstanding — Diluted (1)(4)	23,269	26,068	28,807	30,914	34,146
Market price at year-end	$80.24	$90.45	$83.83	$101.92	$95.94
Other Operating Data:
Company-operated average unit volume (6)	$2,489	$2,465	$2,193	$1,874	$1,870
Franchise-operated average unit volume (5)(6)	$1,595	$1,523	$1,488	$1,475	$1,454
System average unit volume (5)(6)(7)	$1,651	$1,581	$1,553	$1,543	$1,530
Change in fiscal basis company-operated same-store sales (5)	3.1%	1.7%	0.6%	(1.3)%	—%
Change in fiscal basis franchise-operated same-store sales (5)	4.0%	1.3%	0.1%	0.9%	1.6%
Change in fiscal basis system same-store sales (5)	4.0%	1.3%	0.1%	0.5%	1.2%
Capital expenditures from continuing operations (1)	$19,528	$47,649	$37,842	$38,970	$52,761
Balance Sheet Data (at end of period) (1):
Total assets (3)	$1,906,494	$958,483	$823,397	$1,234,745	$1,345,012
Long-term debt, net of current maturities	$1,376,913	$1,274,374	$1,037,927	$1,079,982	$934,972
Stockholders’ (deficit) equity (8)	$(793,361)	$(737,584)	$(591,699)	$(388,130)	$(217,206)
________________________
(1)Financial data was extracted or derived from our audited consolidated financial statements.
(2)The Company adopted the revenue recognition guidance in the first quarter of 2019 using the modified retrospective method; therefore, periods prior to 2019 do not reflect adjustments for the guidance and are not comparable.
(3)The Company adopted the new accounting guidance for leases during the first quarter of 2020 on a modified retrospective basis using the effective date transition method; therefore, periods prior to 2020 do not reflect adjustments for the guidance and are not comparable.
(4)Weighted-average shares reflect the impact of common stock repurchases under Board-approved programs.
(5)Changes in same-store sales and average unit volumes are presented for franchise restaurants and on a system-wide basis, which includes company and franchise restaurants. Franchise sales represent sales at franchise restaurants and are revenues of our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and percentage rent revenues are calculated based on a percentage of franchise sales. We believe franchise and system sales growth and average unit volume information is useful to investors as a significant indicator of the overall strength of our business as it incorporates our significant revenue drivers, which are company and franchise same-store sales as well as net unit development. Company, franchise, and system changes in same-store sales include the results of all restaurants that have been open more than one year.
(6)2016 average unit volume is adjusted to exclude the 53rd week for comparison purposes.
(7)2019 system average unit volume has been revised from the previously reported $1,614 to $1,581 as a correction.
(8)In 2016, the Company began to accumulate a stockholders’ deficit related to the execution of our share repurchase programs authorized by our Board of Directors.

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
Comparisons under this heading refer to the 52-week periods ended September 27, 2020 and September 29, 2019 for fiscal years 2020 and 2019, respectively. A comparison of our results of operations and cash flows for fiscal 2019 compared to fiscal 2018 can be found under Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2019.
Our MD&A consists of the following sections:
•Overview — a general description of our business and fiscal 2020 highlights.
•Financial reporting — a discussion of changes in presentation, if any.
•Results of operations — an analysis of our consolidated statements of earnings for fiscal 2020 compared to fiscal 2019.
•Liquidity and capital resources — an analysis of our cash flows, including capital expenditures, share repurchase activity, dividends, and known trends that may impact liquidity, and the impact of inflation, if applicable.
•Discussion of critical accounting estimates — a discussion of accounting policies that require critical judgments and estimates.
•New accounting pronouncements — a discussion of new accounting pronouncements, dates of implementation, and the impact on our consolidated financial position or results of operations, if any.
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
•Adjusted EBITDA, which represents net earnings on a generally accepted accounting principles (“GAAP”) basis excluding gains or losses from discontinued operations, income taxes, interest expense, net, gains on the sale of company-operated restaurants, impairment and other charges, net, depreciation and amortization, and the amortization of tenant improvement allowances and other, and pension settlement charges. We are presenting Adjusted EBITDA because we believe that it provides a meaningful supplement to net earnings of the Company's core business operating results, as well as a comparison to those of other similar companies. Management believes that Adjusted EBITDA, when viewed with the Company's results of operations in accordance with GAAP and the accompanying reconciliations within MD&A, provides useful information about operating performance and period-over-period change, and provides additional information that is useful for evaluating the operating performance of the Company's core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA permits investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
Same-store sales, system restaurant sales, franchised restaurant sales, AUVs, and Adjusted EBITDA are not measurements determined in accordance with GAAP and should not be considered in isolation, or as an alternative to earnings from operations, or other similarly titled measures of other companies.
IMPACT OF COVID-19
Throughout the pandemic, substantially all of our restaurants have remained open, with dining rooms closed and all locations operating in an off-premise capacity, which has historically represented close to 90% of the Company’s business, including drive-thru, third-party delivery, and carry-out. While we navigate through this time of uncertainty, Jack in the Box remains committed to operating our restaurants with integrity, providing great guest service, and most importantly, protecting the health and safety of our employees and guests.

In the last five weeks of the second quarter, upon the rise in “shelter-in-place” mandates and “social distancing” requirements across the country, system same-store sales decreased by 17.0%; however, starting in our third quarter and continuing into our fourth quarter we have seen an acceleration of system same-store sales. The acceleration of sales during the pandemic has been largely driven by average check growth while we have continued to experience a significant reduction in restaurant traffic. Given the uncertainty associated with the COVID-19 pandemic, the Company has not provided any guidance for fiscal 2021 at this time, but will evaluate on a quarterly basis, with the intent to return to providing guidance once the visibility into sustained trends becomes more clear.
To mitigate the impact of COVID-19 on the Company, operations, franchisees and our employees, we have undertaken the following actions:
•Implemented a short-term cash preservation strategy (refer to the Liquidity and Capital Resources section for further information).
•Provided financial support to our franchisees in the form of a reduction and payment deferral of marketing fees, postponement of rent, and extended deadlines for remodel requirements and development agreements.
•Instituted a new emergency paid sick leave program at company-operated restaurants and have procured protective masks, gloves, sneeze guards and thermometers at all company-owned and franchised locations.
OVERVIEW
As of September 27, 2020, we operated and franchised 2,241 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam.
We derive revenue from retail sales at Jack in the Box company-operated restaurants and rental revenue, royalties (based upon a percent of sales), franchise fees and contributions for advertising and other services from franchisees. In addition, we recognize gains or losses from the sale of company-operated restaurants to franchisees, which are included as a line item within operating costs and expenses, net, in the accompanying consolidated statements of earnings.
The following summarizes the most significant events occurring in fiscal 2020, and certain trends compared to fiscal 2019:
•System same-store sales — System same-store sales increased 4.0% in fiscal 2020 as a result of strong sales momentum in the second half of our fiscal year.
•Company restaurant operations — Company restaurant costs including food and packaging, payroll and employee benefits, and occupancy and other operating costs, as a percentage of sales increased to 75.4% from 73.8% in the prior year primarily due to wage inflation and increases in other operating costs.
•Franchise operations — Franchise restaurant sales increased 4.9% for the year, resulting in higher royalties and percentage rent for the Company.
•Corporate initiatives — During 2020, we executed on previously announced corporate initiatives, which included the sale of one of our corporate office buildings as we consolidated our corporate facilities, as well as completing a lump sum payment option in connection with the Company’s pension plan de-risking strategy.
•Return of cash to shareholders — We returned cash to shareholders in the form of share repurchases and quarterly cash dividends. We repurchased 1.9 million shares of our common stock during fiscal 2020 at an aggregate cost of $153.5 million. We declared dividends of $1.20 per share totaling $27.7 million.
•Adjusted EBITDA — Adjusted EBITDA increased in 2020 to $274.2 million from $269.0 million in 2019.
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
The most significant effects of this transition that affect comparability of our results of operations between 2020 and 2019 include the following:
•Our transition to ASC 842 resulted in the gross presentation of property tax and maintenance expenses and related lessee reimbursements as “Franchise occupancy expenses” and “Franchise rental revenues”, respectively. These expenses and reimbursements were presented on a net basis under the previous accounting standard. Although there was no net impact to our consolidated statement of earnings from this change, the presentation resulted in total increases in “Franchise rental revenues” and “Franchise occupancy expenses” of $37.4 million.

•ASC 842 also changed how lessees account for leases subleased at a loss. Under ASC 842, sublease income and lessee rent expense are recorded as franchise rent revenue and franchise occupancy costs as earned or incurred. As a result of this change, franchise revenues and franchise occupancy expenses increased by $4.2 million and $4.8 million, respectively.
RESULTS OF OPERATIONS FOR FISCAL 2020 AND 2019
The following table presents certain income and expense items included in our consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.

	2020	2019
Revenues:
Company restaurant sales	34.2%	35.4%
Franchise rental revenues	31.4%	28.7%
Franchise royalties and other	17.5%	17.9%
Franchise contributions for advertising and other services	17.0%	18.0%
	100.0%	100.0%
Operating costs and expenses, net:
Food and packaging (1)	29.4%	29.0%
Payroll and employee benefits (1)	30.5%	29.7%
Occupancy and other (1)	15.5%	15.0%
Franchise occupancy expenses (excluding depreciation and amortization) (2)	65.5%	61.1%
Franchise support and other costs (3)	7.3%	7.1%
Franchise advertising and other services expenses (4)	104.2%	104.3%
Selling, general and administrative expenses	7.9%	8.0%
Depreciation and amortization	5.2%	5.8%
Impairment and other charges, net	(0.6)%	1.3%
Gains on the sale of company-operated restaurants	(0.3)%	(0.1)%
Earnings from operations	22.6%	21.3%
Income tax rate (5)	26.8%	20.8%
________________________
(1)As a percentage of company restaurant sales.
(2)As a percentage of franchise rental revenues.
(3)As a percentage of franchise royalties and other.
(4)As a percentage of franchise contributions for advertising and other services.
(5)As a percentage of earnings from continuing operations and before income taxes.
The following table summarizes changes in same-store sales for company-owned, franchised, and system-wide restaurants:

	2020	2019
Company	3.1%	1.7%
Franchise	4.0%	1.3%
System	4.0%	1.3%
The following table summarizes the changes in the number and mix of company and franchise restaurants in each fiscal year:

	2020			2019
	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	137	2,106	2,243	137	2,100	2,237
New	—	27	27	—	19	19
Acquired from franchisees	8	(8)	—	—	—	—
Closed	(1)	(28)	(29)	—	(13)	(13)
End of year	144	2,097	2,241	137	2,106	2,243
% of system	6%	94%	100%	6%	94%	100%

The following table summarizes the restaurant sales for company-owned, franchised, and total system-wide restaurants (in thousands):

	2020	2019
Company-owned restaurant sales	$348,987	$336,807
Franchised restaurant sales (1)	3,323,745	3,167,920
System sales (1)	$3,672,732	$3,504,727
________________________
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
Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):

	2020	2019
Net earnings - GAAP	$89,764	$94,437
Earnings from discontinued operations, net of income taxes	(370)	(2,690)
Income taxes	32,727	24,025
Interest expense, net	66,743	84,967
Pension settlement charges	39,218	—
Gains on the sale of company-operated restaurants	(3,261)	(1,366)
Impairment and other charges, net	(6,493)	12,455
Depreciation and amortization	52,798	55,181
Amortization of franchise tenant improvement allowances and other	3,028	1,983
Adjusted EBITDA - Non-GAAP	$274,154	$268,992
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales in each fiscal year. Percentages may not add due to rounding (dollars in thousands):

	2020		2019
Company restaurant sales	$348,987		$336,807
Company restaurant costs:
Food and packaging	$102,449	29.4%	$97,699	29.0%
Payroll and employee benefits	$106,540	30.5%	$100,158	29.7%
Occupancy and other	$54,157	15.5%	$50,613	15.0%
Company restaurant sales increased $12.2 million in 2020 as compared with the prior year. In 2020, the increase was primarily driven by an increase in the number of company-operated restaurants related to the acquisition of eight restaurants from a franchisee during the year which resulted in additional sales of $6.1 million, average check growth, and menu price increases, and were partially offset by a decline in traffic during COVID-19 impacted weeks.
Same-store sales at company-operated restaurants increased 3.1% in 2020 compared to a year ago. The following table summarizes the increases (decreases) in company-operated same-store sales:

2020 vs. 2019
Transactions	(8.9)%
Average check (1)	12.0%
Change in same-store sales	3.1%
________________________
(1)Includes price increases of approximately 2.6% in 2020.
Food and packaging costs as a percentage of company restaurant sales increased to 29.4% in 2020 from 29.0% a year ago due primarily to higher costs for ingredients and changes in product mix, partially offset by menu price increases. Commodity costs increased by 3.5% for the year due primarily to increases in beef and cheese. Beef, our most significant commodity, increased 14.9% compared to a year ago.

Payroll and employee benefit costs as a percentage of company restaurant sales increased to 30.5% in 2020 compared with 29.7% a year ago due primarily to higher average wages resulting from wage inflation and a highly competitive labor market, and higher incentive compensation costs during the year; partially offset by higher sales leverage.
Occupancy and other costs as a percentage of company restaurant sales increased to 15.5% in 2020 from 15.0% a year ago due primarily to higher costs for delivery fees as we grow our delivery sales mix, supplies primarily related to COVID-19, and the acquisition in 2020 of eight restaurants with lower than average sales volumes; partially offset by leverage from higher same-store sales.
Franchise Operations
The following table presents franchise revenues and costs in each fiscal year and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	2020	2019
Franchise rental revenues	$320,647	$272,815

Royalties	171,407	163,047
Franchise fees and other	6,912	6,764
Franchise royalties and other	178,319	169,811
Franchise contributions for advertising and other services	173,553	170,674
Total franchise revenues	$672,519	$613,300

Franchise occupancy expenses	$210,038	$166,584
Franchise support and other costs	13,059	12,110
Franchise advertising and other services expenses	180,794	178,093
Total franchise costs	$403,891	$356,787
Franchise costs as a percentage of total franchise revenues	60.1%	58.2%

Average number of franchise restaurants	2,084	2,081
Franchised restaurant sales	$3,323,745	$3,167,920
Franchise restaurant AUV	$1,595	$1,523
Increase in franchise-operated same-store sales	4.0%	1.3%
Royalties as a percentage of total franchise restaurant sales	5.2%	5.1%
Franchise rental revenues increased $47.8 million, or 17.5%, in 2020 versus a year ago due primarily to our adoption of ASC 842, which increased our rental revenues $41.6 million for the year, as well as higher percentage rent driven by higher franchise restaurant sales.
Franchise royalties and other increased $8.5 million, or 5.0%, in 2020 compared with the prior year due primarily to an increase in franchise restaurant sales driving royalties higher.
Franchise contributions for advertising and other services increased $2.9 million, or 1.7% in 2020 versus a year ago primarily due to a $2.6 million increase in technology and sourcing fees primarily as a result of an increase in technology fees in July 2019. Marketing contributions were $0.3 million higher than last year due to higher franchise restaurant sales which more than offset the impact of a $7.9 million decrease in marketing fee contribution percentages for March and April.
Franchise occupancy expenses increased $43.5 million in 2020 versus a year ago due primarily to the adoption of ASC 842, which increased franchise occupancy expenses by $42.2 million for the year.
Franchise support and other costs increased $0.9 million in 2020 versus a year ago due primarily to an increase in franchisee bad debt expense related to specific franchise situations that occurred in the first quarter of 2020.
Franchise advertising and other service expenses increased $2.7 million, or 1.5% in 2020 versus a year ago primarily as a result of higher technology and sourcing costs of $2.4 million for the year.
Depreciation and Amortization
Depreciation and amortization decreased $2.4 million in 2020 as compared with the prior year, primarily due to certain of our franchise building assets becoming fully depreciated in the current fiscal year.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the increase (decrease) in SG&A expenses in 2020 compared with the prior year (in thousands):

2020 vs. 2019
Advertising	$(1,888)
Incentive compensation (including share-based compensation and related payroll taxes)	(2,277)
Cash surrender value of COLI policies, net	401
Litigation matters	1,500
Insurance	2,216
Other (includes transition services income and savings related to our restructuring plan)	4,533
$4,485
Advertising costs represent company contributions to our marketing fund and are generally determined as a percentage of company-operated restaurant sales. Advertising costs in 2020 decreased $1.9 million versus a year ago primarily due to a $2.0 million discretionary marketing fund contribution made by the Company in 2019 that was not made in 2020.
Incentive compensation decreased by $2.3 million in 2020 versus a year ago primarily due to a decrease in share-based compensation of $3.7 million, resulting from the departures of our former Chief Executive Officer and Chief Financial Officer in 2020, partially offset by an increase in annual incentives of $1.4 million as a result of higher achievement levels.
The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a negative impact of $0.4 million versus the prior year.
Litigation matters increased by $1.5 million in 2020 versus a year ago primarily due to a California Private Attorney General Act lawsuit settled for $3.8 million in the current year and litigation costs accrued for various other pending legal matters, partially offset by a $3.8 million settlement in our favor from a class action lawsuit related to credit card interchange fees.
Insurance costs increased $2.2 million in 2020 versus the prior year primarily due to less favorable development factors related to workers’ compensation and general liability claims compared to the prior year.
Impairment and Other Charges, Net
The following table presents the components of impairment and other charges, net, in each fiscal year (in thousands):

	2020	2019
Restructuring costs	$1,168	$8,455
Costs of closed restaurants and other	1,872	8,628
Gains on disposition of property and equipment, net	(9,768)	(6,244)
Accelerated depreciation	235	1,616
	$(6,493)	$12,455
Impairment and other charges, net decreased $18.9 million in 2020 versus the prior year primarily from higher gains on the sale of property and equipment of $3.5 million, primarily due to a $10.8 million gain recognized on the sale of one of our corporate office buildings in fiscal 2020 compared to a $5.7 million gain on the sale of a restaurant property in the prior year, and from lower restructuring costs of $7.3 million, as our general and administrative cost reduction initiative came to its conclusion as planned. Additionally, costs of closed restaurants and other decreased by $6.8 million due primarily to the write-off of software development costs associated with a discontinued technology project in the prior year and higher canceled project costs for the prior year.
Refer to Note 9, Impairment and Other Charges, Net, of the notes to the consolidated financial statements for additional information regarding these charges.
Gains on the Sale of Company-Operated Restaurants
In 2020 and 2019, no company-operated restaurants were sold to franchisees. Gains on the sale of company-operated restaurants in both periods pertain to meeting certain contingent consideration provisions included in restaurants sold in previous years. Refer to Note 3, Summary of Refranchisings and Franchise Acquisitions, of the notes to our consolidated financial statements for further information regarding these gains.

Other Pension and Post-Retirement Expenses, Net
Other pension and post-retirement expenses, net increased by $40.2 million in 2020 versus the prior year, primarily due to non-cash pension settlement charges of $39.2 million in fiscal 2020. Refer to Note 12, Retirement Plans, of the notes to the consolidated financial statements for additional information regarding these charges.
Interest Expense, Net
Interest expense, net, is comprised of the following in each fiscal year (in thousands):

	2020	2019
Interest expense	$67,273	$86,027
Interest income	(530)	(1,060)
Interest expense, net	$66,743	$84,967
Interest expense, net, decreased $18.2 million in 2020 as compared to a year ago primarily due to a charge of $23.6 million from the early termination of our interest rate swaps in the prior year. Excluding this impact, interest expense increased by $5.3 million, primarily as a result of higher average debt balances.
Income Taxes
The income tax provisions reflect effective tax rates of 26.8% and 20.8% in fiscal years 2020 and 2019, respectively. The major components of the year-over-year change in tax rates were the impact of nonrecurring activities in fiscal year 2019 including the termination of interest rate swap agreements and the release of a federal tax liability due to expiration of statute of limitations, and a current year increase in deduction limitations on officers' compensation and nondeductible costs resulting from a California Private Attorney General Act lawsuit settled in the current year.
Earnings from Discontinued Operations, Net
As described in Note 10, Discontinued Operations, in the notes to our consolidated financial statements, the results of operations from Qdoba have been reported as discontinued operations for all periods presented. Refer to Note 10 for additional information regarding discontinued operations.
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
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available financing in place. On July 8, 2019, we completed a refinancing of our existing senior credit facility with a new securitized financing facility, comprised of $1.3 billion of senior fixed-rate term notes and $150.0 million of variable funding notes. During the second quarter of fiscal 2020, to enhance our liquidity position and provide financial flexibility given the uncertain market conditions, we fully drew down on our Variable Funding Notes, which provided us $107.9 million of unrestricted cash. As of September 27, 2020, the Company had $236.9 million of cash and restricted cash on its balance sheet.
In the context of an unprecedented global pandemic, we believe it is prudent to maintain maximum financial flexibility by preserving our capital and maintaining the Company’s healthy liquidity position. As a result, beginning in the second quarter, we temporarily suspended all repurchase activity and significantly reduced capital expenditures to essential spend only. The Company also temporarily suspended its dividend payments for the second quarter, which were reinstated the following quarter. The reinstatement of the dividend reflects the strong financial health of the Company and our continued commitment to shareholders.
We believe that our cash on hand, cash flow from operations, and the actions taken to mitigate the effects of the COVID-19 pandemic discussed above will provide us with adequate liquidity for the next twelve months and the foreseeable future.

Cash Flows
The table below summarizes our cash flows from continuing operations activities for each of the last two fiscal years (in thousands):

	2020	2019
Total cash provided by (used in):
Operating activities	$143,525	$168,405
Investing activities	29,123	(13,819)
Financing activities	(87,289)	(5,730)
Net increase in cash from continuing operations	$85,359	$148,856
Operating Activities. Operating cash flows decreased $24.9 million in 2020 compared to prior year primarily due to lower collections of $19.0 million from rent and marketing deferrals we provided to our franchisees and an increase in cash paid for interest and income taxes of $22.4 million and $14.5 million, respectively. These unfavorable changes were partially offset by lower rent payments of $7.2 million from payment deferrals we received from our landlords, lower marketing payments due to timing and an increase in our marketing fund surplus of $8.0 million, and lower severance payments of $7.0 million.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2020, the date of our last actuarial funding valuation for our qualified pension plan, there was no minimum contribution funding requirement. In both 2020 and 2019, we contributed $6.2 million to our pension and postretirement plans. We do not anticipate making any contributions to our qualified defined benefit pension plan in fiscal 2021. For additional information, refer to Note 12, Retirement Plans, of the notes to the consolidated financial statements.
Investing Activities. Cash flows provided by investing activities increased $42.9 million in 2020 compared to 2019, primarily due to a decrease of $28.1 million in capital expenditures, an increase of $28.4 million in proceeds received on the sale or sale and leaseback of property and equipment; partially offset by a decrease of $16.8 million in repayments of notes receivable issued in connection with 2018 refranchising transactions.
Capital Expenditures — The composition of capital expenditures in each fiscal year is summarized in the table below (in thousands):

	2020	2019
Restaurants:
Restaurant facility expenditures	$9,056	$9,202
Purchases of assets intended for sale or sale and leaseback	440	21,660
New restaurants	—	1,381
Other, including information technology	4,857	3,597
	14,353	35,840
Corporate Services:
Information technology	3,505	9,405
Other, including facility improvements	1,670	2,404
	5,175	11,809

Total capital expenditures	$19,528	$47,649
Our capital expenditure program includes, among other things, restaurant remodeling, information technology enhancements, and investments in new locations and equipment. In 2020, capital expenditures decreased compared to a year ago primarily due to the Company reducing capital expenditures to essential spend only to provide additional liquidity and financial flexibility given this year’s uncertainty surrounding the pandemic. In addition, purchases of assets intended for sale and leaseback decreased by $21.2 million, primarily due to the Company’s purchase of a $17.3 million multi-tenant commercial property during the fourth quarter of 2019. The Company completed the sale and leaseback of the company-operated restaurant parcel during the first quarter of 2020 and received net proceeds of $17.4 million.

Financing Activities. Cash flows used in financing activities increased by $81.6 million in 2020 compared to 2019, mainly due to lower net borrowings of $101.2 million as a result of net proceeds received in the prior year from our refinancing transaction, partially offset by borrowings on our variable funding notes in the current year, and an increase in stock repurchases of $17.9 million. These unfavorable changes were partially offset by a lower cash used for dividends payments of $13.6 million as a result of temporarily suspending our quarterly dividend for the second quarter of fiscal 2020 which we reinstated the following quarter, and interest rate swap termination payments of $23.6 million made in the prior year a result of the retirement of our senior credit facility.
Long-Term Debt
As of September 27, 2020, our long-term debt consists of $1,290.3 million of total principal outstanding on the Class A-2 Notes (as defined below). During the second quarter of 2020, the Company borrowed $107.9 million under our $150.0 million Variable Funding Notes (as defined below) as a precautionary measure given the uncertainty surrounding the pandemic. As of September 27, 2020, borrowing availability under our Variable Funding Notes was $2.7 million and $39.5 million of letters of credit were outstanding.
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
Interest and principal payments on the Class A-2 Notes are payable on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. Exceeding the leverage ratio of 5.0x does not violate any covenant related to the Class A-2 Notes. We made three principal payments of $3.25 million each during 2020. As of September 27, 2020, the Company’s actual leverage ratio was under 5.0x, and as a result, quarterly principal payments are not required.
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
In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of September 27, 2020, the Master Issuer had restricted cash of $37.3 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-1 and A-2 Notes. During fiscal 2020, with uncertainty surrounding COVID-19 events, and as a cautionary measure, we voluntarily elected to fund quarterly interest payments due in February 2021.
The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of September 27, 2020, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.

Capital Allocation
Repurchases of Common Stock — During fiscal 2020, we repurchased 1.9 million shares at an aggregate cost of $153.5 million. Repurchases of common stock included in our consolidated statement of cash flows for fiscal 2020 include $2.0 million related to repurchase transactions traded in fiscal 2019 but settled in fiscal 2020. As of September 27, 2020, there was approximately $122.2 million remaining under Board-authorized stock buyback programs, consisting of $22.2 million which expires in November 2020 and $100.0 million that expires in November 2021.
On November 13, 2020, the Board of Directors authorized an additional $100.0 million share repurchase program to more than offset the $22.2 million authorization that was set to expire at the end of November 2020. This brings the total remaining under share repurchase programs to $200.0 million, consisting of $100.0 million which expires in November 2021 and $100.0 million which expires in November 2022.
Dividends — In fiscal 2020, the Board of Directors declared three cash dividends of $0.40 per share totaling $27.7 million. In fiscal 2019, the Board of Directors declared four cash dividends of $0.40 per share totaling $41.4 million. Future dividends are subject to approval by our Board of Directors.
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
Contractual Obligations and Commitments
The following is a summary of our contractual obligations and commercial commitments as of September 27, 2020 (in thousands):

	Payments Due by Fiscal Year
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Contractual Obligations:
Long-term debt obligations (1)	$1,398,127	$—	$570,688	$—	$827,439
Interest payments on debt obligations	355,624	59,566	119,132	73,682	103,244
Finance lease obligations	3,171	917	1,810	424	20
Operating lease obligations	1,149,301	215,039	308,502	207,910	417,850
Purchase commitments (2)	73,378	16,452	32,100	24,826	—
Benefit obligations (3)	72,496	16,942	12,857	12,678	30,019
Total contractual obligations	$3,052,097	$308,916	$1,045,089	$319,520	$1,378,572
Other Commercial Commitments:
Stand-by letters of credit (4)	$39,500	$39,500	$—	$—	$—
________________________
(1)Includes mandatory principal payments on our Class A-1 and Class A-2 Notes. Amounts are reflected through the anticipated repayment dates as described further above in “Liquidity and capital resources.”
(2)Includes non-cancelable purchase commitments related to information technology agreements and volume commitments for beverage products.
(3)Includes expected payments associated with our non-qualified defined benefit plan, postretirement healthcare plans and our non-qualified deferred compensation plan through fiscal 2029.
(4)Consists primarily of letters of credit for interest reserves required under the Indenture and insurance.
We maintain a noncontributory defined benefit pension plan (“Qualified Plan”) covering substantially all full-time employees hired before January 1, 2011. Our policy is to fund our Qualified Plan at amounts necessary to satisfy the minimum amount required by law, plus additional amounts as determined by management to improve the plan’s funded status. Contributions beyond fiscal 2020 will depend on pension asset performance, future interest rates, future tax law changes, and future changes in regulatory funding requirements. Based on the funding status of our Qualified Plan as of our last measurement date, there was no minimum contribution required in 2020. For additional information related to our pension plans, refer to Note 12, Retirement Plans, of the notes to the consolidated financial statements.

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
Long-lived Assets — We evaluate long-lived assets, such as property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors that we consider important individually or in combination trigger an impairment review include, but are not limited to, bankruptcy proceedings or other significant financial distress of a lessee, significant underperformance relative to historical or projected operating results, significant changes in our business and/or negative industry or economic trends, or our expectation to dispose of long-lived assets before the end of their estimated useful lives. Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. For company-operated restaurants, the impairment test is performed at the individual-restaurant level. The impairment test for long-lived assets requires us to assess the recoverability of long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from our use and eventual disposition of the assets. If the carrying amount of a long-lived asset group exceeds the sum of related undiscounted future cash flows, we recognize an impairment loss by the amount that the carrying value of the assets exceeds fair value. Our estimates of cash flows used to assess impairment are subject to a high degree of judgment and may differ from actual cash flows due to, among other things, changes in our business plans, operating performance, and economic conditions.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are only exposed to interest rate risk on borrowings under our $150.0 million variable funding notes. During the second quarter of 2020, we borrowed $107.9 million under the variable funding notes, which remains outstanding as of September 27, 2020. Based on outstanding borrowings as of September 27, 2020, an increase or decrease of 100 basis points in interest rates would impact our interest expense by approximately $1.1 million on an annualized basis.
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
a.Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended September 27, 2020, the Company’s Chief Executive Officer and Controller (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
b.Changes in Internal Control Over Financial Reporting
Except for the changes in connection with our implementation of the remediation plan described below, there have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 27, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
c.Management’s Report on Internal Control Over Financial Reporting
Management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with U.S. GAAP and includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions;
•Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with appropriate authorizations; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management, under the oversight of our principal executive officer, principal financial officer, and Audit Committee, assessed the effectiveness of the Company’s internal control over financial reporting as of September 27, 2020. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 29, 2019, during the fourth quarter of 2019, management concluded that the Company’s internal control over financial reporting was not effective because of the effect of the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement will not be prevented or detected on a timely basis.
Management identified the following deficiencies in our internal control over financial reporting.
•We did not maintain effective risk assessment, oversight and monitoring controls over changes in the Company’s information technology (“IT”) environment in connection with the restructuring and outsourcing of certain IT support functions to third party contractors.
•We were overly dependent on the knowledge and actions of certain individuals with IT expertise without providing sufficient training and documentation to support other personnel with control responsibilities.
•As a consequence, the Company did not maintain effective controls over IT change management for systems that support the Company’s financial reporting process to ensure that program and data changes were tested, approved and implemented appropriately. Automated process-level controls and manual controls dependent upon the accuracy and completeness of information derived from IT systems were also rendered ineffective.

During 2020, we implemented our previously disclosed remediation plan that included:
(i)developing enhanced risk assessment procedures and controls related to changes in IT systems;
(ii)enhancing governance by management of significant and/or unusual changes to the IT environment;
(iii)developing and conducting a mandatory annual program addressing IT general controls and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to change-management over IT systems; and
(iv)implementing an annual requirement for IT personnel to review and acknowledge their understanding of change control policies and procedures.
During the fourth quarter of 2020, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded that the material weakness has been remediated as of September 27, 2020.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Jack in the Box Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Jack in the Box Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 27, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 27, 2020 and September 29, 2019, the related consolidated statements of earnings, comprehensive income, stockholders’ deficit, and cash flows for each of the fifty-two week periods ended September 27, 2020, September 29, 2019, and September 30, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated November 18, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
November 18, 2020

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
That portion of our definitive Proxy Statement appearing under the captions “Election of Directors,” “Director Qualifications and Biographical Information,” “Committees of the Board,” and “Section 16(a) Beneficial Ownership Reporting Compliance” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 27, 2020 and to be used in connection with our 2021 Annual Meeting of Stockholders is hereby incorporated by reference.
Information regarding our executive officers is set forth in Part I of this Report under the caption “Information about our Executive Officers.”
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
We have adopted a Code of Ethics, which applies to all Jack in the Box Inc. directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Controller, and all of the financial team. The Code of Ethics is posted on the Company’s corporate website, www.jackintheboxinc.com (under the “Investors — Corporate Governance — Code of Conduct” caption) and is available in print free of charge to any stockholder upon request. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Controller or persons performing similar functions, by posting such information on our corporate website. No such waivers have been issued during fiscal 2020.
We have also adopted a set of Corporate Governance Principles and Practices for our Board of Directors and charters for all of our Board Committees, including the Audit, Compensation, and Nominating and Governance Committees. The Corporate Governance Principles and Practices and committee charters are available on our corporate website at www.jackintheboxinc.com and in print free of charge to any shareholder who requests them. Written requests for our Code of Business Conduct and Ethics, Corporate Governance Principles and Practices and committee charters should be addressed to Jack in the Box Inc., 9357 Spectrum Center Blvd., San Diego, California 92123, Attention: Corporate Secretary.
ITEM 11.    EXECUTIVE COMPENSATION
That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 27, 2020 and to be used in connection with our 2021 Annual Meeting of Stockholders is hereby incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 27, 2020 and to be used in connection with our 2021 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which Company common stock may be issued as of September 27, 2020 is set forth in Item 5 of this Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
That portion of our definitive Proxy Statement appearing under the caption “Certain Relationships and Related Transactions” and “Directors’ Independence,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after September 27, 2020 and to be used in connection with our 2021 Annual Meeting of Stockholders is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
That portion of our definitive Proxy Statement appearing under the caption “Independent Registered Public Accounting Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 27, 2020 and to be used in connection with our 2021 Annual Meeting of Stockholders is hereby incorporated by reference.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
ITEM 15(a) (1)    Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this Report.
ITEM 15(a) (2)    Financial Statement Schedules. None.
ITEM 15(a) (3)    Exhibits.

Number	Description	Form	Filed with SEC
3.1	Certificate of Amendment of Restated Certificate of Incorporation dated September 21, 2007	8-K	9/24/2007
3.1.1	Restated Certificate of Incorporation, dated March 6, 1992	10-Q	5/14/2020
3.2	Amended and Restated Bylaws dated August 2, 2019	10-Q	8/8/2019
3.3	Amended and Restated Bylaws, dated May 8, 2020	10-Q	5/14/2020
4.1	Base Indenture, dated as of July 8, 2019, by and between Jack in the Box Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary.	8-K	7/8/2019
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
		8-K	7/8/2019
10.2*	Form of Compensation and Benefits Assurance Agreement for Executives	10-Q	2/20/2008
10.2.1*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers	10-Q	5/17/2012
10.2.2*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers, dated May 8, 2014	10-K	11/21/2014
10.2.3*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers, dated June 15, 2020	10-K	Filed herewith
10.2.11*	Mark Blankenship Separation and Release Agreement, dated January 3, 2020	10-Q	2/20/2020
10.2.12*	Paul Melancon Separation and Release Agreement, dated January 3, 2020	10-Q	2/20/2020
10.2.13*	Vanessa Fox Separation and Release Agreement, dated January 17, 2020	10-Q	2/20/2020

Number	Description	Form	Filed with SEC
10.2.14*	Phillip Rudolph Separation and Release Agreement, dated March 2, 2020	10-Q	5/14/2020
10.2.15*	Jack in the Box Inc. Severance Plan for Executive Officers, dated March 9, 2020 (as amended)	10-K	Filed herewith
10.2.16*	Offer Letter by and between Darin Harris and Jack in the Box Inc., dated April 2, 2020	8-K	4/16/2020
10.2.17*	Retention, Transition and Separation Agreement, by and between Leonard A. Comma and Jack in the Box Inc., dated April 16, 2020	8-K	4/16/2020
10.2.18*	Lance Tucker Retention Agreement, dated May 5, 2020	10-Q	8/5/2020
10.2.19*	Jennifer Kennedy Separation and Release Agreement, dated November 13, 2020	10-K	Filed herewith
10.3*	Amended and Restated Supplemental Executive Retirement Plan	10-Q	2/18/2009
10.3.1 *	First Amendment to Jack in the Box Inc. Supplemental Executive Retirement Plan, As Amended and Restated Effective January 1, 2009	8-K	9/22/2015
10.4*	Amended and Restated Executive Deferred Compensation Plan	10-Q	2/18/2009
10.4.1 *	Jack in the Box Inc. Executive Deferred Compensation Plan, As Amended and Restated Effective January 1, 2016	8-K	9/22/2015
10.5*	Amended and Restated Deferred Compensation Plan for Non-Management Directors	10-K	11/22/2006
10.8*	Jack in the Box Inc. 2004 Stock Incentive Plan, Amended and Restated Effective February 17, 2012	DEF 14A	1/25/2017
10.8.1*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan	10-Q	8/5/2009
10.8.3*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan	8-K	11/15/2005
10.8.4*	Form of Restricted Stock Unit Award Agreement for Non-Employee Director under the 2004 Stock Incentive Plan	10-K	11/20/2009
10.8.6*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	5/14/2015
10.8.9*	Form of Stock Option and Performance Share Awards Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013
10.8.10*	Form of Time-Vested Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013
10.8.11*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/19/2015
10.8.12*	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/19/2015
10.8.13*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2016
10.8.14*	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2016
10.8.15*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	5/12/2016
10.8.16*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/21/2019
10.8.17*	Jack in the Box Inc. Special Time-Vesting Restricted Stock Unit Award Agreement Under the 2004 Stock Incentive Plan	10-Q	2/20/2020
10.10.2*	Jack in the Box Inc. Performance Incentive Plan, Effective February 13, 2016	DEF 14A	1/11/2016
10.11*	Form of Amended and Restated Indemnification Agreement between the registrant and individual directors, officers and key employees	10-Q	8/10/2012
21.1	Subsidiaries of the Registrant	_____	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	_____	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

Number	Description	Form	Filed with SEC
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema Document
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted in iXBRL
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

JACK IN THE BOX INC.
By:	/s/ DAWN HOOPER
Dawn Hooper Vice President, Controller (principal financial officer)
November 18, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Each person whose signature appears below constitutes and appoints Darin Harris and Dawn Hooper, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ DARIN HARRIS	Chief Executive Officer and Director (principal executive officer)	November 18, 2020
Darin Harris

/s/ DAWN HOOPER	Vice President, Controller (principal financial officer)	November 18, 2020
Dawn Hooper

/s/ DAVID L. GOEBEL	Director and Chairman of the Board	November 18, 2020
David L. Goebel

/s/ JEAN M. BIRCH	Director	November 18, 2020
Jean M. Birch

/s/ JOHN P. GAINOR	Director	November 18, 2020
John P. Gainor

/s/ SHARON P. JOHN	Director	November 18, 2020
Sharon P. John

/s/ MADELEINE A. KLEINER	Director	November 18, 2020
Madeleine A. Kleiner

/s/ MICHAEL W. MURPHY	Director	November 18, 2020
Michael W. Murphy

/s/ JAMES M. MYERS	Director	November 18, 2020
James M. Myers

/s/ DAVID M. TEHLE	Director	November 18, 2020
David M. Tehle

/s/ VIVIEN M. YEUNG	Director	November 18, 2020
Vivien M. Yeung

Schedules not filed: All schedules have been omitted as the required information is inapplicable, immaterial, or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Jack in the Box Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries (the Company) as of September 27, 2020 and September 29, 2019, the related consolidated statements of earnings, comprehensive income, stockholders’ deficit, and cash flows for each of the fifty-two week periods ended September 27, 2020, September 29, 2019, and September 30, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2020 and September 29, 2019, and the results of its operations and its cash flows for each of the fifty-two week periods ended September 27, 2020, September 29, 2019, and September 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 27, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 18, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases as of September 30, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases, and changed its method of accounting for revenue as of October 1, 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Assessment of self-insurance liabilities related to workers’ compensation and general liability
As discussed in Note 1 to the consolidated financial statements, the Company establishes its undiscounted insurance liability and reserves using independent actuarial estimates of expected losses based on a statistical analysis of historical claims data. As of September 27, 2020, the Company has recorded an estimated self-insurance liability of $25.0 million.

We identified the assessment of self-insurance liabilities related to workers’ compensation and general liability as a critical audit matter. Evaluating the Company’s judgments regarding the use of actuarial estimates and assumptions related to the loss development factors and the expected loss rates involved a high degree of complex and subjective auditor judgment. Changes in the loss development factors and expected loss rates could have a significant impact on the liability recognized.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to develop the estimate of self-insurance liabilities, with the involvement of actuarial professionals when appropriate. This included a control related to the review of the loss development factors and expected loss rates applied in the actuarial report and controls related to the completeness and accuracy of claims data. We tested the claims paid and claims reported (not paid) data used in the actuarial models for consistency with the actual claims paid and claims reported (not paid) records of the Company, which is used in the development of the loss development factors and expected loss rates. We involved actuarial professionals with specialized skills and knowledge, who assisted in evaluating the Company’s actuarial estimates and assumptions related to the loss development factors and expected loss rates, by comparing them to generally accepted actuarial methodologies and the Company’s historical data.

/s/ KPMG LLP
We have served as the Company’s auditor since 1986.
San Diego, California
November 18, 2020

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 27, 2020	September 29, 2019
ASSETS
Current assets:
Cash	$199,662	$125,536
Restricted cash	37,258	26,025
Accounts and other receivables, net	78,417	45,235
Inventories	1,808	1,776
Prepaid expenses	10,114	9,015
Current assets held for sale	4,598	16,823
Other current assets	3,724	2,718
Total current assets	335,581	227,128
Property and equipment, at cost:
Land	100,460	116,070
Buildings	914,311	927,337
Restaurant and other equipment	112,675	125,176
Construction in progress	4,984	7,658
	1,132,430	1,176,241
Less accumulated depreciation and amortization	(796,448)	(784,307)
Property and equipment, net	335,982	391,934
Other assets:
Operating lease right-of-use assets	904,548	—
Intangible assets, net	277	425
Goodwill	47,161	46,747
Deferred tax assets	72,322	85,564
Other assets, net	210,623	206,685
Total other assets	1,234,931	339,421
	$1,906,494	$958,483
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$818	$774
Current operating lease liabilities	179,000	—
Accounts payable	31,105	37,066
Accrued liabilities	129,431	120,083
Total current liabilities	340,354	157,923
Long-term liabilities:
Long-term debt, net of current maturities	1,376,913	1,274,374
Long-term operating lease liabilities, net of current portion	776,094	—
Other long-term liabilities	206,494	263,770
Total long-term liabilities	2,359,501	1,538,144
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,369,714 and 82,159,002 issued, respectively	824	822
Capital in excess of par value	489,515	480,322
Retained earnings	1,636,211	1,577,034
Accumulated other comprehensive loss	(110,605)	(140,006)
Treasury stock, at cost, 59,646,773 and 57,760,573 shares, respectively	(2,809,306)	(2,655,756)
Total stockholders’ deficit	(793,361)	(737,584)
	$1,906,494	$958,483
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Fiscal Year
	2020	2019	2018
Revenues:
Company restaurant sales	$348,987	$336,807	$448,058
Franchise rental revenues	320,647	272,815	259,047
Franchise royalties and other	178,319	169,811	162,585
Franchise contributions for advertising and other services	173,553	170,674	—
	1,021,506	950,107	869,690
Operating costs and expenses, net:
Food and packaging	102,449	97,699	128,947
Payroll and employee benefits	106,540	100,158	129,089
Occupancy and other	54,157	50,613	71,803
Franchise occupancy expenses	210,038	166,584	158,319
Franchise support and other costs	13,059	12,110	11,593
Franchise advertising and other services expenses	180,794	178,093	—
Selling, general, and administrative expenses	80,841	76,357	104,816
Depreciation and amortization	52,798	55,181	59,422
Impairment and other charges, net	(6,493)	12,455	18,418
Gains on the sale of company-operated restaurants	(3,261)	(1,366)	(46,164)
	790,922	747,884	636,243
Earnings from operations	230,584	202,223	233,447
Other pension and post-retirement expenses, net	41,720	1,484	1,833
Interest expense, net	66,743	84,967	45,547
Earnings from continuing operations and before income taxes	122,121	115,772	186,067
Income taxes	32,727	24,025	81,728
Earnings from continuing operations	89,394	91,747	104,339
Earnings from discontinued operations, net of income taxes	370	2,690	17,032
Net earnings	$89,764	$94,437	$121,371

Net earnings per share — basic:
Earnings from continuing operations	$3.87	$3.55	$3.66
Earnings from discontinued operations	0.02	0.10	0.60
Net earnings per share (1)	$3.88	$3.66	$4.26
Net earnings per share — diluted:
Earnings from continuing operations	$3.84	$3.52	$3.62
Earnings from discontinued operations	0.02	0.10	0.59
Net earnings per share (1)	$3.86	$3.62	$4.21

Cash dividends declared per common share	$1.20	$1.60	$1.60
________________________
(1) Earnings per share may not add due to rounding.
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year
	2020	2019	2018
Net earnings	$89,764	$94,437	$121,371
Cash flow hedges:
Net change in fair value of derivatives	—	(23,625)	18,769
Net loss reclassified to earnings	—	24,328	3,455
	—	703	22,224
Tax effect	—	(3,165)	(5,725)
	—	(2,462)	16,499
Unrecognized periodic benefit costs:
Actuarial gains (losses) arising during the period	(4,875)	(62,377)	31,478
Actuarial losses and prior service cost reclassified to earnings	44,616	3,917	4,988
	39,741	(58,460)	36,466
Tax effect	(10,340)	15,176	(9,544)
	29,401	(43,284)	26,922
Other:
Foreign currency translation adjustments	—	—	6
Tax effect	—	—	(2)
Derecognition of foreign currency translation adjustments due to sale	—	—	76
	—	—	80

Other comprehensive income (loss), net of taxes	29,401	(45,746)	43,501

Comprehensive income	$119,165	$48,691	$164,872
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year
	2020	2019	2018
Cash flows from operating activities:
Net earnings	$89,764	$94,437	$121,371
Earnings from discontinued operations	370	2,690	17,032
Earnings from continuing operations	89,394	91,747	104,339
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	52,798	55,181	59,422
Franchise tenant improvement allowance amortization and other	3,028	1,983	862
Amortization of debt issuance costs	5,628	3,121	2,803
Loss on extinguishment of debt	—	2,757	—
Loss on interest rate swap termination	—	23,551	—
Excess tax benefits from share-based compensation arrangements	(449)	(113)	(2,031)
Deferred income taxes	5,162	4,100	25,352
Share-based compensation expense	4,394	8,074	9,146
Pension and postretirement expense	41,720	1,484	2,324
Gains on cash surrender value of company-owned life insurance	(4,262)	(4,475)	(2,280)
Gains on the sale of company-operated restaurants	(3,261)	(1,366)	(46,164)
(Gains) losses on the disposition of property and equipment	(9,768)	(6,244)	1,627
Non-cash operating lease costs	490	—	—
Impairment charges and other	322	5,414	2,505
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	(28,724)	3,504	24,220
Inventories	41	82	1,587
Prepaid expenses and other current assets	(2,780)	8,728	(9,432)
Accounts payable	154	4,524	4,890
Accrued liabilities	4,222	(7,505)	(38,329)
Pension and postretirement contributions	(6,243)	(6,194)	(5,467)
Franchise tenant improvement allowance disbursements	(7,516)	(10,593)	(14,893)
Other	(825)	(9,355)	(16,426)
Cash flows provided by operating activities	143,525	168,405	104,055
Cash flows from investing activities:
Purchases of property and equipment	(19,528)	(47,649)	(37,842)
Proceeds from the sale and leaseback of assets	19,828	4,447	9,336
Proceeds from the sale of company-operated restaurants	3,395	1,280	26,486
Collections on notes receivable	—	16,759	54,453
Proceeds from the sale of property and equipment	22,774	9,714	10,259
Other	2,654	1,630	2,969
Cash flows provided by (used in) investing activities	29,123	(13,819)	65,661
Cash flows from financing activities:
Borrowings on revolving credit facilities	114,376	229,798	757,100
Repayments of borrowings on revolving credit facilities	(6,500)	(960,220)	(523,700)
Proceeds from issuance of debt	—	1,300,000	—
Principal repayments on debt	(10,536)	(337,150)	(304,607)
Debt issuance costs	(216)	(34,122)	(1,366)
Payments related to termination of interest rate swaps	—	(23,551)	—
Dividends paid on common stock	(27,538)	(41,179)	(45,412)
Proceeds from issuance of common stock	4,647	1,231	7,959
Repurchases of common stock	(155,576)	(137,654)	(325,634)
Payroll tax payments for equity award issuances	(5,946)	(2,883)	(7,719)
Change in book overdraft	—	—	(2,150)
Cash flows used in financing activities	(87,289)	(5,730)	(445,529)
Cash flows provided by (used in) continuing operations	85,359	148,856	(275,813)
Net cash provided by operating activities of discontinued operations	—	—	4,823
Net cash provided by investing activities of discontinued operations	—	—	266,125
Net cash used in financing activities of discontinued operations	—	—	(78)
Net cash provided by discontinued operations	—	—	270,870
Effect of exchange rate changes on cash	—	—	6
Cash and restricted cash at beginning of year	151,561	2,705	7,642
Cash and restricted cash at end of year	$236,920	$151,561	$2,705
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in thousands)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 1, 2017	81,843,483	$818	$453,432	$1,485,820	$(137,761)	$(2,190,439)	$(388,130)
Shares issued under stock plans, including tax benefit	218,178	3	8,204	—	—	—	8,207
Share-based compensation	—	—	9,017	—	—	—	9,017
Dividends declared	—	—	173	(45,687)	—	—	(45,514)
Purchases of treasury stock	—	—	—	—	—	(340,000)	(340,000)
Net earnings	—	—	—	121,371	—	—	121,371
Foreign currency translation adjustment	—	—	—	—	80	—	80
Effect of interest rate swaps, net	—	—	—	—	16,499	—	16,499
Effect of actuarial gains and prior service cost, net	—	—	—	—	26,922	—	26,922
Other	—	—	—	(151)	—	—	(151)
Balance at September 30, 2018	82,061,661	821	470,826	1,561,353	(94,260)	(2,530,439)	(591,699)
Shares issued under stock plans, including tax benefit	97,341	1	1,231	—	—	—	1,232
Share-based compensation	—	—	8,074	—	—	—	8,074
Dividends declared	—	—	191	(41,426)	—	—	(41,235)
Purchases of treasury stock	—	—	—	—	—	(125,317)	(125,317)
Net earnings	—	—	—	94,437	—	—	94,437
Effect of interest rate swaps, net	—	—	—	—	(2,462)	—	(2,462)
Effect of actuarial losses and prior service cost, net	—	—	—	—	(43,284)	—	(43,284)
Cumulative-effect from a change in accounting principle	—	—	—	(37,330)	—	—	(37,330)
Balance at September 29, 2019	82,159,002	822	480,322	1,577,034	(140,006)	(2,655,756)	(737,584)
Shares issued under stock plans, including tax benefit	210,712	2	4,645	—	—	—	4,647
Share-based compensation	—	—	4,394	—	—	—	4,394
Dividends declared	—	—	154	(27,717)	—	—	(27,563)
Purchases of treasury stock	—	—	—	—	—	(153,550)	(153,550)
Net earnings	—	—	—	89,764	—	—	89,764
Effect of actuarial gains and prior service cost, net	—	—	—	—	29,401	—	29,401
Cumulative-effect from a change in accounting principle	—	—	—	(2,870)	—	—	(2,870)
Balance at September 27, 2020	82,369,714	$824	$489,515	$1,636,211	$(110,605)	$(2,809,306)	$(793,361)
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. The Company operates as a single segment for reporting purposes. The following table summarizes the number of restaurants as of the end of each fiscal year:

	2020	2019	2018
Company-operated	144	137	137
Franchise	2,097	2,106	2,100
Total system	2,241	2,243	2,237
References to the Company throughout these notes to the consolidated financial statements are made using the first-person notations of “we,” “us,” and “our.”
Basis of presentation — The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).
On December 19, 2017, we entered into a definitive agreement to sell Qdoba Restaurant Corporation (“Qdoba”), a wholly owned subsidiary of the Company, to certain funds managed by affiliates of Apollo Global Management, LLC (the “Buyer”). The sale was completed on March 21, 2018, and operating results for Qdoba are included under the caption “Earnings from discontinued operations, net of income taxes” for all periods presented. Refer to Note 10, Discontinued Operations, for additional information.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Comparisons throughout these notes to the consolidated financial statements refer to the 52-week periods ended September 27, 2020, September 29, 2019 and September 30, 2018 for fiscal years 2020, 2019, and 2018, respectively.
Principles of consolidation — The accompanying consolidated financial statements include the accounts of Jack in the Box Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.
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
Risks and uncertainties — In March 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) outbreak to be a global pandemic, which continues to spread throughout the United States. The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business. While sales have accelerated in the second half of fiscal 2020, we continue to see a significant reduction in guest traffic at our restaurants due to changes in consumer behavior as social distancing practices, dining room closures, and other restrictions have been mandated or encouraged by federal, state, and local governments. Substantially all of our restaurants have remained open, with dining rooms closed and locations operating in an off-premise capacity, which has historically represented close to 90% of the Company’s business, including drive-thru, third-party delivery, and carry-out.
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
Restricted cash — In accordance with the terms of our securitized financing facility, certain cash balances are required to be held in trust and are restricted in their use. Such restricted cash primarily represents cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees for the Class A-1 and Class A-2 Notes due on a quarterly basis. With uncertainty surrounding COVID-19 events and as a cautionary measure, we have voluntarily elected to fund cash held in trust for quarterly interest and commitment fees due in February 2021.

Accounts and other receivables, net, — Our accounts and other receivable, net is primarily comprised of receivables from franchisees, tenants, insurance receivables and credit card processors. Franchisee receivables primarily include rents, property taxes, royalties, marketing, sourcing and technology support fees associated with lease and franchise agreements, and notes from certain of our franchisees. Tenant receivables relate to subleased properties where we are on the master lease agreement. We accrue interest on notes receivable based on the contractual terms. The allowance for doubtful accounts is based on historical experience and a review of existing receivables.
Inventories — Our inventories consist principally of food, packaging, and supplies, and are valued at the lower of cost or market on a first-in, first-out basis.
Assets held for sale — Our assets held for sale typically includes property we plan to sell within the next year. If the determination is made that we no longer expect to sell an asset within the next year, the asset is reclassified out of assets held for sale. Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell.
Property and equipment, net — Expenditures for new facilities and equipment, and those that substantially increase the useful lives of the property, are capitalized. Facilities leased under finance leases are stated at the present value of minimum lease payments at the beginning of the lease term, not to exceed fair value. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the dispositions are included in “Impairment and other charges, net” in the accompanying consolidated statements of earnings.
Buildings, equipment and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, over the initial lease term for certain assets acquired in conjunction with the lease commencement for leased properties, or the remaining lease term for certain assets acquired after the commencement of the lease for leased properties. In certain situations, one or more option periods may be used in determining the depreciable life of assets related to leased properties if we deem that an economic penalty would be incurred otherwise. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Building, leasehold improvement assets and equipment are assigned lives that range from 1 to 35 years. Depreciation expense related to property and equipment was $52.8 million, $55.2 million, and $59.4 million in fiscal year 2020, 2019, and 2018, respectively.
Impairment of long-lived assets — We evaluate long-lived assets, such as property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors that we consider important individually or in combination trigger an impairment review include, but are not limited to, bankruptcy proceedings or other significant financial distress of a lessee, significant underperformance relative to historical or projected operating results, significant changes in our business and/or negative industry or economic trends, or our expectation to dispose of long-lived assets before the end of their estimated useful lives. Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. The impairment test for long-lived assets requires us to assess the recoverability of long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from our use and eventual disposition of the assets. If the carrying amount of a long-lived asset group exceeds the sum of related undiscounted future cash flows, we recognize an impairment loss by the amount that the carrying value of the assets exceeds fair value. Refer to Note 9, Impairment and Other Charges, Net, for additional information.
Goodwill and intangible assets — Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired, if any. We generally record goodwill in connection with the acquisition of restaurants from franchisees. Likewise, upon the sale of restaurants to franchisees, goodwill is decremented. The amount of goodwill written-off is determined as the fair value of the business disposed of as a percentage of the fair value of the reporting unit retained. If the business disposed of was never fully integrated into the reporting unit after its acquisition, and thus the benefits of the acquired goodwill were never realized, the current carrying amount of the acquired goodwill is written off. Goodwill is evaluated for impairment annually during the fourth quarter, or more frequently if indicators of impairment are present. We first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit or indefinite-lived asset is less than its carrying amount. If the qualitative factors indicate that it is more likely than not that the fair value is less than the carrying amount, we perform a single-step impairment test. To perform our impairment analysis, we estimate the fair value of the reporting unit and compare it to the carrying value. If the carrying value exceeds the fair value, an impairment loss is recognized equal to the excess. Refer to Note 4, Goodwill, for additional information.

Reacquired franchise rights are recorded in connection with our acquisition of franchised restaurants and are amortized over the remaining contractual period of the franchise contract in which the right was granted. As of September 27, 2020 and September 29, 2019, the carrying value of our intangible assets was $0.3 million and $0.4 million, respectively, and are included in “Intangible assets, net” in the accompanying consolidated balance sheets.
Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $113.8 million and $112.8 million as of September 27, 2020 and September 29, 2019, respectively, and are included in “Other assets, net”, in the accompanying consolidated balance sheets. Changes in cash surrender values are included in “Selling, general and administrative expenses” in the accompanying consolidated statements of earnings. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent.
Leases — We evaluate the contracts entered into by the Company to determine whether such contracts contain leases. A contract contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. At commencement, contracts containing a lease are further evaluated for classification as an operating or finance lease where the Company is a lessee, or as an operating, sales-type or direct financing lease where the Company is a lessor, based on their terms.
The lease term and incremental borrowing rate for each lease requires judgement by management and can impact the classification of our leases as well as the value of our lease assets and liabilities. When determining the lease term, we consider option periods available, and include option periods in the measurement of the lease right-of-use (“ROU”) asset and lease liability where the exercise is reasonably certain to occur. As our leases do not provide an implicit discount rate, we have determined it is appropriate to use our estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, in calculating our lease liabilities.
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
“Franchise royalties and other” primarily includes royalties and franchise fees received from our franchisees. Royalties are based upon a percentage of sales of the franchised restaurant and are recognized as earned. Franchise royalties are billed on a monthly basis. Franchise fees when a new restaurant opens or at the start of a new franchise term are recorded as deferred revenue when received and recognized as revenue over the term of the franchise agreement.
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
While we will continue to honor all gift cards presented for payment, we may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent we determine there is no requirement for remitting balances to government agencies under unclaimed property laws, card balances may be recognized as income in our statement of earnings. Amounts recognized on unredeemed gift card balances were $0.5 million, $0.5 million, and $0.6 million in fiscal 2020, 2019, and 2018, respectively.
Self-insurance — We are self-insured for a portion of our workers’ compensation, general liability, employee medical and dental, and automotive claims. We utilize a paid-loss plan for our workers’ compensation, general liability, and automotive programs, which have predetermined loss limits per occurrence and in the aggregate. We establish our insurance liability (undiscounted) and reserves using independent actuarial estimates of expected losses for determining reported claims and as the basis for estimating claims incurred, but not reported. As of September 27, 2020 and September 29, 2019, our estimated liability for general liability and workers’ compensation claims exceeded our self-insurance retention limits by $1.9 million and $3.6 million, respectively, which we expect our insurance providers to pay on our behalf in accordance with the contractual terms of our insurance policies.

Advertising costs — We administer a marketing fund that includes contractual contributions. In fiscal 2020, 2019 and 2018, the marketing fund contributions from franchise and company-operated restaurants were approximately 5.0% of gross revenues with the exception of our March and April 2020 marketing fees. In response to the economic burden associated with the COVID-19 pandemic, the Company reduced March marketing fees to 4.0% and postponed the collection of these fees over the course of 24 months starting in October 2020. April marketing fees ranged from 2% to 4% based on annualized sales volumes, and these fees will be collected over three months beginning October 2020. As of September 27, 2020, postponed marketing fees which remain uncollected were $16.1 million, of which $12.6 million is included within “Accounts and other receivable, net” and $3.5 million is included within “Other assets, net” in our consolidated balance sheet.
Production costs of commercials, programming, and other marketing activities are charged to the marketing funds when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. When contributions to the marketing fund exceed the related advertising expenses, advertising costs are accrued up to the amount of revenues on an annual basis since we are contractually obligated to spend these funds. As of September 27, 2020 and September 29, 2019, additional amounts accrued were $8.3 million and $0.3 million, respectively, for this requirement. There have been no incremental contributions to the marketing fund made in 2020. In fiscal 2019 and 2018, incremental contributions to the marketing fund were $2.0 million and $6.2 million, respectively. Total contributions made by the Company, including incremental contributions, are included in “Selling, general, and administrative expenses” in the accompanying consolidated statements of earnings. In fiscal 2020, 2019, and 2018 advertising costs were $17.1 million, $19.0 million, and $28.8 million, respectively.
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
Contingencies — We recognize liabilities for contingencies when we have an exposure that indicates it is probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated. Our ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates. When the reasonable estimate is a range, the recorded loss will be the best estimate within the range. We record legal settlement costs when those costs are probable and reasonably estimable. Refer to Note 16, Commitments and Contingencies, for additional information.
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
The adoption had a material impact on our consolidated balance sheet. As a result of the adoption, we recognized operating lease assets and liabilities of $880.6 million and $931.0 million, respectively, at the date of adoption. The ROU assets were adjusted for certain lease-related assets and liabilities at adoption, primarily comprised of straight-line rent accruals of $29.0 million, incentives and unfavorable lease liabilities of $2.1 million, sublease loss and exit-related lease liabilities of $19.4 million, which were previously reported in “Accrued liabilities” and “Other long-term liabilities”, as well as favorable lease assets of $0.4 million, which were previously reported in “Intangible assets, net” in our consolidated balance sheet. We also recorded a cumulative adjustment to opening retained earnings of $2.9 million, net of tax, as a result of the impairment of certain newly recognized ROU assets and derecognition of deferred gains and losses on sale-leaseback transactions upon transition to the new guidance.
The effects of the changes made to the Company's consolidated balance sheet as of September 29, 2019 for the adoption of the new lease guidance were as follows (in thousands):

	Balance at September 29, 2019	Adjustments due to ASC 842 adoption	Balance at September 30, 2019
Assets
Other assets:
Operating lease ROU assets	$—	$880,564	$880,564
Intangible assets, net	$425	$(386)	$39
Deferred tax assets	$85,564	$1,006	$86,570
Liabilities and Stockholders’ Deficit
Current liabilities:
Current operating lease liabilities	$—	$159,821	$159,821
Accrued liabilities	$120,083	$(4,702)	$115,381
Long-term liabilities:
Long-term operating lease liabilities, net of current portion	$—	$770,818	$770,818
Other long-term liabilities	$263,770	$(41,883)	$221,887
Stockholders’ deficit:
Retained earnings	$1,577,034	$(2,870)	$1,574,164
The accounting guidance for lessors remains largely unchanged from previous guidance, except for the presentation of certain lease costs that the Company passes through to lessees, including but not limited to, property taxes and maintenance. These costs are generally paid by the Company and reimbursed by the lessee. Historically, these costs have been recorded on a net basis in our consolidated statements of earnings but are now presented gross upon adoption of the new guidance. As a result, annual revenues and expenses reported in “Franchise rental revenues” and “Franchise occupancy expenses” increased by approximately $37.4 million in fiscal 2020. Refer to Note 8, Leases, for further information on our leases and the impact on the Company’s accounting policies.
Effect of new accounting pronouncements to be adopted in future periods — In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that requires measurement and recognition of expected versus incurred credit losses for financial assets held, including trade receivables. This standard is effective for the Company in our first quarter of fiscal 2021 and we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard is effective for the Company in our first quarter of fiscal 2021 and we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
Disaggregation of revenue — The following table disaggregates revenue by primary source for the fiscal years ended September 27, 2020 and September 29, 2019 (in thousands):

	2020	2019
Sources of revenue:
Company restaurant sales	$348,987	$336,807
Franchise rental revenues	320,647	272,815
Franchise royalties	171,407	163,047
Marketing fees	158,258	157,969
Technology and sourcing fees	15,295	12,705
Franchise fees and other services	6,912	6,764
Total revenue	$1,021,506	$950,107
Contract liabilities — Our contract liabilities consist of deferred revenue resulting from initial fees received from franchisees for new restaurant openings or new franchise terms, which are generally recognized over the franchise term. We classify these contract liabilities within “Accrued liabilities” and “Other long-term liabilities” in our consolidated balance sheets.
A summary of significant changes in our contract liabilities is presented below (in thousands):

	2020	2019
Deferred franchise fees at beginning of period	$46,273	$50,018
Revenue recognized during the period	(5,440)	(5,173)
Additions during the period	2,708	1,428
Deferred franchise fees at end of period	$43,541	$46,273
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

2021	$4,934
2022	4,828
2023	4,628
2024	4,436
2025	4,208
Thereafter	20,507
$43,541
We have applied the optional exemption, as provided for under ASC Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

3.    SUMMARY OF REFRANCHISINGS AND FRANCHISE ACQUISITIONS
Refranchisings — The following table summarizes the number of restaurants sold to franchisees and gains recognized in each fiscal year (dollars in thousands):

	2020	2019	2018
Restaurants sold to franchisees	—	—	135

Proceeds from the sale of company-operated restaurants:
Cash (1)	$3,395	$1,280	$26,486
Notes receivable	—	—	70,461
	$3,395	$1,280	$96,947

Net assets sold (primarily property and equipment)	$—	$—	$(21,329)
Goodwill related to the sale of company-operated restaurants	—	(2)	(4,663)
Other (2)	(134)	88	(24,791)
Gains on the sale of company-operated restaurants	$3,261	$1,366	$46,164
________________________
(1)Amounts in 2020, 2019, and 2018 include additional proceeds of $3.4 million, $1.3 million, and $1.4 million, respectively, related to the extension of the underlying franchise and lease agreements from the sale of restaurants in prior years.
(2)Amounts in 2018 primarily represent $9.2 million of costs related to franchise remodel incentives, $8.7 million reduction of gains related to the modification of certain 2017 refranchising transactions, $2.3 million of maintenance and repair expenses and $3.7 million of other miscellaneous non-capital charges.
Franchise acquisitions — During the second quarter of 2020, we acquired eight franchise restaurants as a result of a legal action filed in October 2019 against a franchisee in which we obtained a judgment in January 2020 granting us the possession of the restaurants. In 2019 and 2018 we did not acquire any franchise restaurants.
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
Total consideration on the fiscal 2020 acquisition was $0.9 million, comprised of receivables that were eliminated in acquisition accounting. The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for the restaurants acquired (in thousands):

Inventory	$73
Property and equipment	903
Intangible assets	263
Other assets	6
Goodwill	414
Liabilities assumed	(800)
Total consideration	$859
4.    GOODWILL
The changes in the carrying amount of goodwill during fiscal 2020 and 2019 were as follows (in thousands):

Balance at September 30, 2018	$46,749
Sale of company-operated restaurants to franchisees	(2)
Balance at September 29, 2019	46,747
Acquisition of franchise-operated restaurants	414
Balance at September 27, 2020	$47,161

5.    FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (2) (Level 1)	Significant Other Observable Inputs (2) (Level 2)	Significant Unobservable Inputs (2) (Level 3)
Fair value measurements as of September 27, 2020:
Non-qualified deferred compensation plan (1)	$25,071	$25,071	$—	$—
Total liabilities at fair value	$25,071	$25,071	$—	$—

Fair value measurements as of September 29, 2019:
Non-qualified deferred compensation plan (1)	$30,104	$30,104	$—	$—
Total liabilities at fair value	$30,104	$30,104	$—	$—
________________________
(1)We maintain an unfunded defined contribution plan for key executives and other members of management. The fair value of this obligation is based on the closing market prices of the participants’ elected investments. The obligation is included in “Accrued liabilities” and “Other long-term liabilities” on our consolidated balance sheets.
(2)We did not have any transfers in or out of Level 1, 2, or 3.
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of September 27, 2020 and September 29, 2019 (in thousands):

	September 27, 2020		September 29, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Class A-2 Notes	$1,290,251	$1,354,241	$1,300,000	$1,344,300
The fair value of the Class A-2 Notes was estimated using Level 2 inputs based on quoted market prices in markets that are not considered active markets. The Company had $107.9 million of outstanding borrowings under its Variable Funding Notes as of September 27, 2020. The fair value of this loan approximates carrying value due to the variable rate nature of these borrowings.
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
6.    DERIVATIVE INSTRUMENTS
Interest rate swaps — We have used interest rate swaps to mitigate interest rate volatility with regard to variable rate borrowings under our senior credit facility. In June 2015, we entered into forward-starting interest rate swap agreements that effectively converted $500.0 million of our variable rate borrowings to a fixed rate from October 2018 through October 2022. These agreements were designated as cash flow hedges under the terms of the FASB authoritative guidance for derivatives and hedging. Since they were effective in offsetting the variability of the hedged cash flows, changes in the fair values of the derivatives are not included in earnings but were included in OCI. These changes in fair value were subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments were made on our variable rate debt.
Effective July 2, 2019, the Company terminated all interest rate swap agreements in anticipation of the securitization transaction and related retirement of our senior credit facility. The fair value of the interest rate swaps at the termination date was $23.6 million, which was required to be paid in full on July 8, 2019. As a result of the decision to extinguish the senior credit facility, forecasted cash flows associated with the variable-rate debt interest payments were no longer considered to be probable. Consequently, unrealized losses in other comprehensive income at the termination date were immediately reclassified to “Interest expense, net” in the accompanying consolidated statement of earnings.

Financial performance — The following table summarizes the OCI activity related to our interest rate swap derivative instruments and the amounts reclassified from accumulated OCI (in thousands):

	Location in Income	2019	2018
(Loss) gain recognized in OCI	N/A	$(23,625)	$18,769
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$24,328	$3,455
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparty for the effective portions of the interest rate swaps. During the fiscal years presented, our interest rate swaps had no hedge ineffectiveness.
7.    INDEBTEDNESS
The detail of our long-term debt at the end of each fiscal year is as follows (in thousands):

	2020	2019
Class A-2-I Notes	$570,688	$575,000
Class A-2-II Notes	272,938	275,000
Class A-2-III Notes	446,625	450,000
Class A-1 Variable Funding Notes	107,876	—
Finance lease obligations	2,934	3,594
Total debt	1,401,061	1,303,594
Less current maturities of long-term debt	(818)	(774)
Less unamortized debt issuance costs	(23,330)	(28,446)
Long-term debt	$1,376,913	$1,274,374
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
Class A-2 Notes — Interest and principal payments on the Class A-2 Notes are payable on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. Exceeding the leverage ratio of 5.0x does not violate any covenant related to the Class A-2 Notes. As of September 27, 2020, the Company’s actual leverage ratio was under 5.0x, and as a result, quarterly principal payments are not required. Accordingly, the entire outstanding balance of the Class A-2 Notes has been classified as long-term debt.

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
Variable Funding Notes — The Variable Funding Notes were issued under the Indenture and allow for drawings on a revolving basis and the issuance of letters of credit. Depending on the type of borrowing under the Variable Funding Notes, interest on the Variable Funding Notes will be based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) the lenders’ commercial paper funding rate plus any applicable margin, as set forth in the Variable Funding Note Purchase Agreement. There is a scaled commitment fee on the unused portion of the Variable Funding Notes facility of between 50 and 100 basis points. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to August 2024, subject to two one-year extensions at the option of the Company. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue equal to 5.00% per annum. As of September 27, 2020 and September 29, 2019, $39.5 million and $45.6 million of letters of credit, respectively, were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. During the second quarter of 2020, to secure our liquidity position and provide financial flexibility given the uncertain market conditions, we borrowed $107.9 million under the Variable Funding Notes. As of September 27, 2020, unused borrowing capacity under our Variable Funding Notes was $2.7 million.
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
Covenants and restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes in full by the applicable anticipated repayment date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.
Deferred financing costs — In 2019, the Company incurred costs of approximately $33.0 million in connection with the securitization transaction. The costs related to our Class A-2 Notes are presented as a reduction in “Long-term debt, net of current maturities” and are being amortized over the Anticipated Repayment Dates, utilizing the effective interest rate method. The costs related to our Variable Funding Notes are presented within “Other assets, net” and are being amortized over the Anticipated Repayment Date of August 2026 using the straight-line method. As of September 27, 2020, the effective interest rates, including the amortization of debt issuance costs, were 4.544%, 4.800%, and 5.197% for the Class A-2-I Notes, Class A-2-II, Notes and Class A-2-III Notes, respectively.

Maturities of long-term debt — Assuming repayment by the Anticipated Repayment Dates and based on the leverage ratio as of September 27, 2020, principal payments on our long-term debt outstanding at September 27, 2020 for each of the next five fiscal years and thereafter are as follows (in thousands):

2021	$818
2022	844
2023	571,558
2024	351
2025	28
Thereafter	827,462
$1,401,061
8.    LEASES
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
As lessor, our leases and subleases primarily consist of restaurants that have been leased to franchisees subsequent to refranchising transactions. The lease descriptions, terms, variable lease payments and renewal options are generally the same as the lessee leases described above. Revenues from leasing arrangements with our franchisees are presented in “Franchise rental revenues” in the accompanying consolidated statements of earnings, and the related expenses are presented in “Franchise occupancy expenses.”
Rent concessions as lessee — In response to the pandemic, certain landlords have agreed to temporary rent concessions. These concessions generally relate to the deferral of certain rent payments for April, May, June, and July 2020 until future periods and total approximately $15.5 million. We considered the FASB’s recent guidance regarding rent concessions related to the effects of the COVID-19 pandemic and have elected to apply the temporary practical expedient to account for rent concessions as though enforceable rights and obligations for those concessions existed in the lease agreements. Therefore, we did not remeasure our lease ROU assets and liabilities, and we have not bifurcated our operating lease liabilities into the portion that remains subject to accretion of $947.8 million, and the portion that is related to the rent deferrals of $7.2 million as of September 27, 2020.
Rent concessions as lessor — We postponed collection of approximately 40% of April 2020 rents due from our franchisees totaling approximately $9.1 million, to be collected over three months beginning July 2020. Furthermore, we passed on to our franchisees approximately $5.6 million of the rent concessions secured from our landlords for April, May, June, and July 2020. As of September 27, 2020, all of the postponed April rent has been repaid and the franchisees have chosen to pay according to the original lease terms on approximately half of the rent concessions that we offered. As of September 27, 2020, rent concessions which remain uncollected were $2.6 million and are included within “Accounts and other receivable, net” in our consolidated balance sheets.

Company as lessee — Leased assets and liabilities consisted of the following as of September 27, 2020 (in thousands):

September 27, 2020
Assets:
Operating lease ROU assets	$904,548
Finance lease ROU assets (1)	2,333
Total ROU assets	$906,881
Liabilities:
Current operating lease liabilities	$179,000
Current finance lease liabilities (2)	818
Long term operating lease liabilities	776,094
Long-term finance lease liabilities (2)	2,116
Total lease liabilities	$958,028
________________________
(1)Included in “Property and equipment, net” on our consolidated balance sheet.
(2)Included in “Current maturities of long-term debt” and “Long-term debt, net of current maturities” on our consolidated balance sheet.
The following table presents the components of our lease costs in fiscal 2020 (in thousands):

2020
Lease costs:
Finance lease cost:
Amortization of ROU assets (1)	$767
Interest on lease liabilities (2)	110
Operating lease cost (3)	190,461
Short-term lease cost (3)	175
Variable lease cost (3)(4)	40,798
$232,311
________________________
(1)Included in “Depreciation and amortization” in our consolidated statement of earnings.
(2)Included in “Interest expense, net” in our consolidated statement of earnings.
(3)Operating lease, short-term and variable lease costs associated with franchisees and company-operated restaurants are included in “Franchise occupancy expenses” and “Occupancy and other,” respectively, in our consolidated statement of earnings. For our closed restaurants, these costs are included in “Impairment and other, net” and all other costs are included in “Selling, general and administrative expenses.”
(4)Includes $37.4 million of property taxes and common area maintenance costs which are reimbursed by sub-lessees.
The following table summarizes the components of rent expense in fiscal 2019 and 2018, as accounted for under previous guidance (in thousands):

	2019	2018
Minimum rentals	184,587	184,106
Contingent rentals	2,255	2,221
Total rent expense	186,842	186,327
The following table presents supplemental information related to leases:

September 27, 2020
Weighted-average remaining lease term (in years):
Finance leases	3.3
Operating leases	8.3
Weighted-average discount rate:
Finance leases	3.5%
Operating leases	4.2%

The following table presents as of September 27, 2020, the annual maturities of our lease liabilities (in thousands):

	Finance Leases	Operating Leases
Fiscal year:
2021 (1)	$917	$215,039
2022	906	167,926
2023	904	140,576
2024	400	108,576
2025	24	99,334
Thereafter	20	417,850
Total future lease payments (2)	$3,171	$1,149,301
Less: imputed interest	(237)	(194,207)
Present value of lease liabilities	$2,934	$955,094
Less current portion	(818)	(179,000)
Long-term lease obligations	$2,116	$776,094
________________________
(1)The impact of rent concessions increased 2021 operating leases maturities by $7.2 million.
(2)Total future lease payments include non-cancellable commitments of $3.2 million for finance leases and $1,076.9 million for operating leases.
The following table presents as of September 29, 2019, future minimum lease payments for non-cancellable leases (in thousands):

	Capital Leases	Operating Leases
Fiscal year:
2020	$879	$193,313
2021	879	186,226
2022	879	145,794
2023	864	117,753
2024	396	87,420
Thereafter	40	363,505
Total minimum lease payments	$3,937	$1,094,011
Less: imputed interest	(343)
Present value of lease liability	$3,594
Less current portion	(774)
Long-term lease obligations	$2,820
Assets recorded under finance leases are included in property and equipment, and consisted of the following at each fiscal year-end (in thousands):

	2020	2019
Buildings	1,342	1,342
Equipment	5,631	5,538
Less accumulated amortization	(4,640)	(3,904)
	2,333	2,976

The following table includes supplemental cash flow and non-cash information related to our lessee leases (in thousands):

2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$190,303
Operating cash flows from financing leases	$110
Financing cash flows from financing leases	$785
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$181,532
Financing leases	$132
Sale leaseback transactions — In fiscal 2020, we completed two sale-leaseback transactions of our restaurant properties with one occurring during the first quarter of 2020 and the other occurring during the third quarter of 2020. In the first quarter of 2020, we completed a sale leaseback transaction of a multi-tenant commercial property in Los Angeles, California and leased back the parcel on which a company-operated restaurant is located. The Company received net proceeds of $17.4 million and recognized a $0.2 million loss on the sale. The initial term on the lease is 20 years and the lease has been accounted for as an operating lease. Under the other arrangement, we received net proceeds of $2.4 million on a restaurant property sold and recognized a loss of less than $0.1 million on the sale. The initial term of the lease is 17 years and the lease has been accounted for as an operating lease.
In fiscal 2020, we also completed the sale of one of our corporate office buildings as we move forward with our previously announced consolidation of our headquarters. We entered into a lease with the buyer to leaseback the property for up to 18 months with an option to terminate earlier without penalty, upon providing a 90-day notice. The net proceeds received on the sale were $20.6 million and the lease has been accounted for as an operating lease. A gain on the sale of $10.8 million was recognized, and is presented within “Impairment and other charges, net” in our consolidated statement of earnings.
Company as lessor — The following table presents rental income (in thousands):

	2020
	Owned Properties	Leased Properties	Total
Operating lease income - franchise	$19,785	$216,015	$235,800
Variable lease income - franchise	9,960	74,887	84,847
Franchise rental revenues	$29,745	$290,902	$320,647
Operating lease income - closed restaurants and other (1)	$—	$6,370	$6,370
________________________
(1)Primarily relates to closed restaurant properties included in “Impairment and other, net” in our consolidated statement of earnings.
The following table summarizes rents received in fiscal 2019 and 2018, as accounted for under previous guidance (in thousands):

	2019	2018
Total rental income (1)	$277,623	$264,432
Contingent rentals	$38,506	$35,148
________________________
(1)Includes contingent rentals.

The following table presents as of September 27, 2020, future minimum rental receipts for non-cancellable leases and subleases (in thousands):

September 27, 2020
Fiscal year:
2021 (1)	$261,388
2022	234,545
2023	227,976
2024	202,636
2025	211,320
Thereafter	1,067,624
Total minimum rental receipts	$2,205,489
________________________
(1)The impact of rent concessions passed on to franchisees increased 2021 by $2.6 million.
The following table presents as of September 29, 2019, future minimum rental receipts for non-cancellable leases and subleases (in thousands):

September 29, 2019
Fiscal year:
2020	$239,219
2021	255,315
2022	231,394
2023	224,605
2024	199,442
Thereafter	1,215,811
Total minimum rental receipts	$2,365,786
Assets held for lease and included in property and equipment consisted of the following at each fiscal year-end (in thousands):

	September 27, 2020	September 29, 2019
Land	$88,187	$91,130
Buildings	801,730	817,400
Equipment	589	537
	890,506	909,067
Less accumulated depreciation	(650,812)	(632,197)
	$239,694	$276,870
9.    IMPAIRMENT AND OTHER CHARGES, NET
Impairment and other charges, net, in the accompanying consolidated statements of earnings is comprised of the following in each fiscal year (in thousands):

	2020	2019	2018
Restructuring costs	$1,168	$8,455	$10,647
Costs of closed restaurants and other	1,872	8,628	4,803
(Gains) losses on disposition of property and equipment, net (1)	(9,768)	(6,244)	1,627
Accelerated depreciation	235	1,616	1,130
Operating restaurant impairment charges	—	—	211
	$(6,493)	$12,455	$18,418
________________________
(1)In 2020, includes a $10.8 million gain related to the sale of one of our corporate office buildings. In 2019, includes a $5.7 million gain related to the sale of property.

Restructuring costs — Restructuring costs in fiscal 2020, 2019, and 2018 include charges resulting from a plan that management initiated to reduce our general and administrative costs, which was completed in the third quarter of 2020. In fiscal 2019, charges also include costs resulting from the exploration of strategic alternatives (the “Strategic Alternatives Evaluation”), which was concluded in the third quarter of 2019. In fiscal 2018, charges also include costs related to the evaluation of potential alternatives with respect to the Qdoba brand (the “Qdoba Evaluation”), which resulted in the sale of Qdoba.
The following is a summary of the costs incurred in connection with these activities during each fiscal year (in thousands):

	2020	2019	2018
Employee severance and related costs	$1,168	$7,169	$7,845
Strategic Alternatives Evaluation (1)	—	1,286	—
Qdoba Evaluation (2)	—	—	2,211
Other	—	—	591
	$1,168	$8,455	$10,647
________________________
(1)    Strategic Alternatives Evaluation costs are primarily related to third party advisory services.
(2)    Qdoba Evaluation costs are primarily related to third party advisory services and retention compensation.
Total accrued severance costs related to our restructuring activities are included in “Accrued liabilities” and changed as follows during fiscal 2020 (in thousands):

Balance as of September 29, 2019	$2,100
Costs incurred	1,168
Cash payments	(3,268)
Balance as of September 27, 2020	$—
Costs of closed restaurants and other — Costs of closed restaurants include impairment charges as a result of our decision to close restaurants, ongoing costs associated with closed restaurants, and canceled project costs. During 2019, the Company recorded a charge of $3.5 million related to the write-off of software development costs as a result of management’s decision to discontinue a technology project.
10.    DISCONTINUED OPERATIONS
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

The following table summarizes results of operations in periods that have included discontinued operations (in thousands, except per share data):

	2020	2019	2018
Company restaurant sales	$—	$—	$192,620
Franchise revenues	—	—	9,337
Company restaurant costs (excluding depreciation and amortization)	—	—	(166,122)
Franchise costs (excluding depreciation and amortization)	—	—	(2,338)
Selling, general and administrative expenses (1)	244	174	(19,286)
Depreciation and amortization	—	—	(5,012)
Impairment and other charges, net (1)	270	(262)	(2,305)
Interest expense, net (2)	—	—	(4,787)
Operating earnings (loss) from discontinued operations before income taxes	514	(88)	2,107
(Loss) gain on Qdoba Sale	—	(85)	30,717
Earnings (loss) from discontinued operations before income taxes	514	(173)	32,824
Income tax (expense) benefit (3)	(144)	2,863	(15,726)
Earnings from discontinued operations, net of income taxes	$370	$2,690	$17,098

Net earnings per share from discontinued operations:
Basic	$0.02	$0.10	$0.60
Diluted	$0.02	$0.10	$0.59
________________________
(1)In fiscal 2018, selling, general and administrative expenses include corporate costs directly in support of Qdoba operations. All other corporate costs were classified in continuing operations. Amounts in 2020 and 2019 include resolutions of certain contingencies that existed at the date of sale which were insignificant in nature.
(2)     Our credit facility required us to make a mandatory prepayment (“Qdoba Prepayment”) on our term loan upon the closing of the Qdoba Sale, which was $260.0 million. Interest expense associated with our credit facility was allocated to discontinued operations based on our estimate of the mandatory prepayment that was made upon closing of the Qdoba Sale.
(3)     In fiscal 2019, the Company entered into a bilateral California election with Quidditch Acquisition, Inc. to retroactively treat the divestment of Qdoba Restaurant Corporation on March 21, 2018 as a sale of assets instead of a stock sale for income tax purposes. This election reduced the Company’s fiscal year 2018 California tax liability on the divestment by $2.8 million.
Lease guarantees — While all operating leases held in the name of Qdoba were part of the Qdoba Sale, some of the leases remain guaranteed by the Company pursuant to one or more written guarantees (the “Guarantees”). In the event Qdoba fails to meet its payment and performance obligations under such guaranteed leases, we may be required to make rent and other payments to the landlord under the requirements of the Guarantees. Should we, as guarantor of the lease obligations, be required to make any lease payments due for the remaining term of the subject leases, the maximum amount we may be required to pay is approximately $29.8 million as of September 27, 2020. The lease terms extend for a maximum of approximately 15 more years as of September 27, 2020, and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event that we are obligated to make payments under the Guarantees, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. As of September 27, 2020, no amounts have been accrued relating to these guarantees as we do not believe any losses are probable.

11.    INCOME TAXES
Income taxes consist of the following in each fiscal year (in thousands):

	2020	2019	2018
Current:
Federal	$19,721	$14,683	$51,454
State	7,844	5,242	4,922
	27,565	19,925	56,376
Deferred:
Federal	4,625	3,750	23,462
State	537	350	1,890
	5,162	4,100	25,352
Income tax expense from continuing operations	$32,727	$24,025	$81,728

Income tax expense (benefit) from discontinued operations	$144	$(2,863)	$15,700
A reconciliation of the federal statutory income tax rate to our effective tax rate for continuing operations is as follows:

	2020	2019	2018
Income tax expense at federal statutory rate	21.0%	21.0%	24.5%
State income taxes, net of federal tax benefit	5.3%	5.3%	4.7%
One-time, non-cash impact of the Tax Cuts and Jobs Act	—%	—%	17.5%
Stock compensation excess tax benefit	(0.4)%	(0.1)%	(1.1)%
Benefit of jobs tax credits, net of valuation allowance	(0.5)%	(0.3)%	(0.4)%
Release of federal tax liability	—%	(0.6)%	—%
Adjustment to state tax provision	—%	(0.9)%	—%
Benefit related to COLIs	(0.9)%	(1.0)%	(0.4)%
Termination of interest rate swaps	—%	(2.6)%	—%
Officers’ compensation limitation	2.2%	1.1%	0.4%
Other, net	0.1%	(1.1)%	(1.3)%
	26.8%	20.8%	43.9%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each fiscal year-end are presented below (in thousands):

	2020	2019
Deferred tax assets:
Operating and finance lease liabilities	$234,926	$—
Accrued defined benefit pension and postretirement benefits	44,436	46,918
Deferred income	12,921	13,803
Impairment	8,895	9,981
Accrued insurance	6,500	7,133
Tax loss and tax credit carryforwards	4,273	5,327
Share-based compensation	4,143	5,415
Accrued incentive compensation	2,585	2,617
Other reserves and allowances	2,440	2,965
Accrued compensation expense	672	1,092
Lease commitments related to closed or refranchised locations	—	3,786
Deferred interest deduction	—	3,188
Other, net	2,364	868
Total gross deferred tax assets	324,155	103,093
Valuation allowance	(2,104)	(2,485)
Total net deferred tax assets	322,051	100,608
Deferred tax liabilities:
Operating and finance lease ROU assets	(235,373)	(3,822)
Intangible assets	(11,437)	(10,520)
Property and equipment, principally due to differences in depreciation	(1,781)	(128)
Other	(1,138)	(574)
Total gross deferred tax liabilities	(249,729)	(15,044)
Net deferred tax assets	$72,322	$85,564
Deferred tax assets as of September 27, 2020 include state net operating loss carry-forwards of approximately $20.1 million expiring at various times between 2021 and 2038. At September 27, 2020, we recorded a valuation allowance of $2.1 million related to losses and state tax credits, which decreased from the $2.5 million at September 29, 2019 primarily due to the release of the valuation allowance on California Enterprise Zone Credits. We believe it is more likely than not that these net operating loss and credit carry-forwards will not be realized and that all other deferred tax assets will be realized through future taxable income or alternative tax strategies.
The major jurisdictions in which the Company files income tax returns include the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for fiscal years 2017 and forward. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for fiscal years 2016 and forward.
12.    RETIREMENT PLANS
We sponsor programs that provide retirement benefits to our employees. These programs include defined contribution plans, defined benefit pension plans, and postretirement healthcare plans.
Defined contribution plans — We maintain a qualified savings plan pursuant to Section 401(k) of the Internal Revenue Code (“IRC”). The plan allows all employees who have satisfied the service requirements and reached age 21 to defer a percentage of their pay on a pre-tax basis. Beginning January 1, 2016, we match 100% of the first 4% of compensation deferred by the participant. A participant’s right to Company contributions vest immediately. Our contributions under this plan were $1.6 million in fiscal 2020, and $1.7 million and $2.2 million in fiscal 2019 and 2018, respectively.

We also maintain an unfunded, non-qualified deferred compensation plan for key executives and other members of management whose compensation deferrals or company matching contributions to the qualified savings plan are limited due to IRC rules. Effective January 1, 2016, this non-qualified plan was amended to replace the company matching contribution with an annual restoration match that is intended to “restore” up to the full match for participants whose elective deferrals (and related company matching contributions) to the qualified savings plan were limited due to IRC rules. A participant’s right to the Company restoration match vests immediately. This plan allows participants to defer up to 50% of their salary and 85% of their bonus, on a pre-tax basis. In addition, to compensate executives who were hired or promoted into an eligible position prior to May 7, 2015 and who may no longer participate in our supplemental defined benefit pension plan, we also contribute a supplemental amount equal to 4% of an eligible employee’s salary and bonus for a period of 10 years in such eligible position. Our contributions under the non-qualified deferred compensation plan were $0.3 million in fiscal 2020, $0.2 million and $0.2 million in fiscal 2019 and 2018, respectively.
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
In the fiscal fourth quarter of 2019, the Company amended its Qualified Plan to add a limited lump sum payment window whereby certain terminated participants with a vested pension benefit could elect to receive either an immediate lump sum or a monthly annuity payment of their accrued benefit. The offering period began September 16, 2019 and ended October 31, 2019. The participants that elected a lump sum benefit under the program were paid in December 2019, which triggered settlement accounting. As a result of the offering, the Company’s Qualified Plan paid $122.3 million from its plan assets to those who accepted the offer, thereby reducing the plan’s pension benefit obligation (“PBO”). The transaction had no cash impact to the Company but did result in a non-cash settlement charge of $38.6 million in the first quarter of fiscal 2020. Routine lump sum payments made in the second, third and fourth quarters of fiscal 2020 resulted in additional non-cash settlement charges totaling $0.6 million.
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

Obligations and funded status — The following table provides a reconciliation of the changes in benefit obligations, plan assets, and funded status of our retirement plans for each fiscal year (in thousands):

	Qualified Plan		SERP		Postretirement Health Plans
	2020	2019	2020	2019	2020	2019
Change in benefit obligation:
Obligation at beginning of year	$521,931	$457,109	$79,893	$73,067	$25,632	$23,461
Service cost	—	—	—	—	—	—
Interest cost	13,377	19,825	2,499	3,080	807	997
Participant contributions	—	—	—	—	106	112
Actuarial loss (gain)	14,498	61,029	1,739	8,771	(4,391)	2,343
Benefits paid	(12,980)	(12,224)	(5,160)	(5,025)	(1,246)	(1,354)
Settlements	(124,253)	(3,808)	—	—	—	—
Other	—	—	—	—	57	73
Obligation at end of year	$412,573	$521,931	$78,971	$79,893	$20,965	$25,632
Change in plan assets:
Fair value at beginning of year	$476,194	$456,127	$—	$—	$—	$—
Actual return on plan assets	26,549	36,099	—	—	—	—
Participant contributions	—	—	—	—	106	112
Employer contributions	—	—	5,160	5,025	1,083	1,169
Benefits paid	(12,980)	(12,224)	(5,160)	(5,025)	(1,246)	(1,354)
Settlements	(124,253)	(3,808)	—	—	—	—
Other	—	—	—	—	57	73
Fair value at end of year	$365,510	$476,194	$—	$—	$—	$—
Unfunded status at end of year	$(47,063)	$(45,737)	$(78,971)	$(79,893)	$(20,965)	$(25,632)
Amounts recognized on the balance sheet:
Current liabilities	$—	$—	$(5,223)	$(5,371)	$(1,243)	$(1,379)
Noncurrent liabilities	(47,063)	(45,737)	(73,748)	(74,522)	(19,722)	(24,253)
Total liability recognized	$(47,063)	$(45,737)	$(78,971)	$(79,893)	$(20,965)	$(25,632)
Amounts in AOCI not yet reflected in net periodic benefit cost:
Unamortized actuarial loss (gain), net	$152,370	$187,705	$34,890	$34,803	$(4,174)	$235
Unamortized prior service cost	—	—	72	157	—	—
Total	$152,370	$187,705	$34,962	$34,960	$(4,174)	$235
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial loss (gain)	$7,527	$51,263	$1,739	$8,771	$(4,391)	$2,343
Pension settlement costs	(39,218)	—	—	—	—	—
Amortization of actuarial (loss) gain	(3,644)	(2,754)	(1,652)	(1,207)	(18)	159
Amortization of prior service cost	—	—	(85)	(115)	—	—
Total recognized in OCI	(35,335)	48,509	2	7,449	(4,409)	2,502
Net periodic benefit cost (credit) and other losses	36,661	(3,755)	4,236	4,402	825	838
Total recognized in comprehensive income	$1,326	$44,754	$4,238	$11,851	$(3,584)	$3,340
Amounts in AOCI expected to be amortized in fiscal 2021 net periodic benefit cost:
Net actuarial loss (gain)	$3,511		$1,743		$(341)
Prior service cost	—		19		—
Total	$3,511		$1,762		$(341)

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
As of September 27, 2020 and September 29, 2019, the Qualified Plan’s ABO exceeded the fair value of its plan assets. The SERP is an unfunded plan and, as such, had no plan assets as of September 27, 2020 and September 29, 2019. The following sets forth the PBO, ABO, and fair value of plan assets of our pension plans as of the measurement date in each fiscal year (in thousands):

	2020	2019
Qualified Plan:
Projected benefit obligation	$412,573	$521,931
Accumulated benefit obligation	$412,573	$521,931
Fair value of plan assets	$365,510	$476,194
SERP:
Projected benefit obligation	$78,971	$79,893
Accumulated benefit obligation	$78,971	$79,893
Fair value of plan assets	$—	$—
Net periodic benefit cost — The components of the fiscal year net periodic benefit cost were as follows (in thousands):

	2020	2019	2018
Qualified Plan:
Interest cost	$13,377	$19,825	$19,463
Expected return on plan assets	(19,578)	(26,334)	(26,467)
Pension settlements	39,218	—	—
Actuarial loss	3,644	2,754	3,331
Net periodic benefit cost (credit)	$36,661	$(3,755)	$(3,673)
SERP:
Service cost	$—	$—	$490
Interest cost	2,499	3,080	2,894
Actuarial loss	1,652	1,207	1,538
Amortization of unrecognized prior service cost	85	115	146
Net periodic benefit cost	$4,236	$4,402	$5,068
Postretirement health plans:
Interest cost	$807	$997	$955
Actuarial loss (gain)	18	(159)	(27)
Net periodic benefit cost	$825	$838	$928
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

Assumptions — We determine our actuarial assumptions on an annual basis. In determining the present values of our benefit obligations and net periodic benefit costs as of and for the fiscal years ended September 27, 2020, September 29, 2019, and September 30, 2018, we used the following weighted-average assumptions:

	2020	2019	2018
Assumptions used to determine benefit obligations (1):
Qualified Plan:
Discount rate	3.10%	3.36%	4.40%
SERP:
Discount rate	2.84%	3.24%	4.37%
Rate of future pay increases (2)	N/A	3.50%	3.50%
Postretirement health plans:
Discount rate	2.77%	3.24%	4.38%
Assumptions used to determine net periodic benefit cost (3):
Qualified Plan:
Discount rate (4)	3.36%	4.40%	3.99%
Long-term rate of return on assets (5)	5.80%	5.85%	5.80%
SERP:
Discount rate	3.24%	4.37%	3.80%
Rate of future pay increases	3.50%	3.50%	3.50%
Postretirement health plans:
Discount rate	3.24%	4.38%	3.82%
____________________________
(1)Determined as of end of year.
(2)Rate is not applicable as there are no active employees as of fiscal year end 2020.
(3)Determined as of beginning of year.
(4)Remeasurements were performed in the first, second, and third quarters of fiscal 2020 using 3.61%, 3.38%, and 3.13% respectively.
(5)Remeasurements were performed in the first, second, and third quarters of fiscal 2020 using 5.9%, 5.2%, and 5.4% respectively.
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
The assumed discount rate and expected long-term rate of return on assets have a significant effect on amounts reported for our pension and postretirement plans. If the discount rate and long-term rate of return used were decreased by a quarter percentage point, fiscal 2020 earnings before income taxes would have increased by less than $0.1 million and decreased by $1.0 million, respectively.
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

For measurement purposes, the weighted-average assumed health care cost trend rates for our postretirement health plans were as follows for each fiscal year:

	2020	2019	2018
Healthcare cost trend rate for next year:
Participants under age 65	6.75%	7.00%	7.25%
Participants age 65 or older	6.25%	6.50%	6.75%
Rate to which the cost trend rate is assumed to decline:
Participants under age 65	4.50%	4.50%	4.50%
Participants age 65 or older	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate:
Participants under age 65	2030	2030	2030
Participants age 65 or older	2028	2028	2028
The assumed healthcare cost trend rate represents our estimate of the annual rates of change in the costs of the healthcare benefits currently provided by our postretirement plans. The healthcare cost trend rate implicitly considers estimates of healthcare inflation, changes in healthcare utilization and delivery patterns, technological advances and changes in the health status of the plan participants. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, a 1.0% change in the assumed healthcare cost trend rate would have the following effect on the fiscal 2020 net periodic benefit cost and end of year PBO (in thousands):

	1% Point Increase	1% Point Decrease
Total interest and service cost	$89	$(76)
Postretirement benefit obligation	$2,143	$(1,861)
Plan assets — Our investment philosophy is to (1) protect the corpus of the fund; (2) establish investment objectives that will allow the market value to exceed the present value of the vested and unvested liabilities over time; while (3) obtaining adequate investment returns to protect benefits promised to the participants and their beneficiaries. Our asset allocation strategy utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk. We regularly monitor our asset allocation, and senior financial management and the Finance Committee of the Board of Directors review performance results quarterly. We continually review our target asset allocation for our Qualified Plan and when changes are made, we reallocate our plan assets over a period of time, as deemed appropriate by senior financial management, to achieve our target asset allocation. Our plan asset allocation at the end of fiscal 2020 and target allocations were as follows:

	2020	Target	Minimum	Maximum
Cash & cash equivalents	1%	—%	—%	—%
Domestic equities	23%	23%	12%	32%
International equities	22%	23%	12%	32%
Core fixed funds	33%	32%	27%	37%
High yield	3%	4%	—%	8%
Alternative investments	8%	8%	—%	16%
Real estate	9%	7%	2%	12%
Real return bonds	1%	3%	—%	8%
	100%	100%

The Company measures its defined benefit plan assets and obligations as of the month-end date closest to its fiscal year end, which is a practical expedient under FASB authoritative guidance. The fair values of the Qualified Plan’s assets by asset category are as follows (in thousands):

		Total	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Items Measured at Fair Value at September 30, 2020:
Asset Category:
Cash and cash equivalents	(1)	$3,665	$—	$3,665	$—
Equity:
U.S	(2)	83,676	83,676	—	—
International	(3),(4)	81,228	40,319	—	—
Fixed income:
Investment grade	(5)	126,630	3,006	123,624	—
High yield	(6)	9,270	9,270	—	—
Alternatives	(4),(7)	29,375	—	—	—
Real estate	(4),(8)	31,666	—	—	—
		$365,510	$136,271	$127,289	$—
Items Measured at Fair Value at September 30, 2019:
Asset Category:
Cash and cash equivalents	(1)	$10,110	$—	$10,110	$—
Equity:
U.S	(2)	99,124	99,124	—	—
International	(3),(4)	94,953	47,262	—	—
Fixed income:
Investment grade	(5)	177,500	—	177,500	—
High yield	(6)	9,256	9,256	—	—
Alternatives	(4),(7)	42,052	—	—	—
Real estate	(4),(8)	43,199	—	—	—
		$476,194	$155,642	$187,610	$—
________________________
(1)Cash and cash equivalents are comprised of commercial paper, short-term bills and notes, and short-term investment funds, which are valued at quoted prices in active markets for similar securities.
(2)U.S. equity securities are comprised of investments in common stock of U.S. companies for total return purposes. These investments are valued by the trustee at closing prices from national exchanges on the valuation date.
(3)International equity securities are comprised of investments in common stock of companies located outside of the U.S for total return purposes. These investments are valued by the trustee at closing prices from national exchanges on the valuation date, or the values are adjusted as a result of market movements following the close of local trading using inputs to models that are observable either directly or indirectly. The portion of these investments that are measured at fair value using the net asset value per share practical expedient (see note 4 below) can be redeemed on a monthly basis.
(4)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.
(5)Investment grade fixed income consists of debt obligations either issued by the US government or have a rating of BBB- / Baa or higher assigned by a major credit rating agency. These investments are valued based on unadjusted quoted market prices (Level 1), or based on quoted prices in inactive markets, or whose values are based on models, but the inputs to those models are observable either directly or indirectly (Level 2).
(6)High yield fixed income consists primarily of debt obligations that have a rating of below BBB- / Baa or lower assigned by a major credit rating agency. These investments are valued based on unadjusted quoted market prices.
(7)Alternative investments consist primarily of an investment in asset classes other than stocks, bonds, and cash. Alternative investments can include commodities, hedge funds, private equity, managed futures, and derivatives. These investments are valued based on unadjusted quoted market prices and can be redeemed on a bi-monthly basis.
(8)Real estate is investments in a real estate collective trust for purposes of total return. These investments are valued based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These investments can be redeemed on a quarterly basis.

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum requirement. We do not anticipate making any contributions to our Qualified Plan in fiscal 2021. Contributions expected to be paid in the next fiscal year, the projected benefit payments for each of the next five fiscal years, and the total aggregate amount for the subsequent five fiscal years are as follows (in thousands):

	Defined Benefit Plans	Postretirement Health Plans
Estimated net contributions during fiscal 2021	$5,223	$1,260
Estimated future year benefit payments during fiscal years:
2021	$19,948	$1,260
2022	$19,883	$1,276
2023	$19,947	$1,296
2024	$20,205	$1,319
2025	$20,678	$1,336
2026-2030	$111,465	$6,634
We will continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and economic environment. Expected benefit payments are based on the same assumptions used to measure our benefit obligations at September 27, 2020 and include estimated future employee service, if applicable.
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
Our Amended and Restated 2004 Stock Incentive Plan authorizes the issuance of up to 11,600,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, or performance units to our employees and directors. There were 1,764,132 shares of common stock available for future issuance under this plan as of September 27, 2020.
We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The deferred amounts are converted to stock equivalents. The plan requires settlement in shares of our common stock based on the number of stock equivalents and dividend equivalents at the time of a participant’s separation from the Board of Directors. This plan provides for the issuance of up to 350,000 shares of common stock in connection with the crediting of stock equivalents. There were 142,918 shares of common stock available for future issuance under this plan as of September 27, 2020.
Compensation expense — The components of share-based compensation expense, included within “Selling, general, and administrative expenses” in our consolidated statement of earnings, in each fiscal year are as follows (in thousands):

	2020	2019	2018
Nonvested stock units	$3,526	$5,458	$5,737
Stock options	351	936	1,790
Performance share awards	254	1,417	1,236
Nonvested restricted stock awards	—	—	33
Non-management directors’ deferred compensation	263	263	350
Total share-based compensation expense	$4,394	$8,074	$9,146
Nonvested restricted stock units — Nonvested restricted stock units (“RSUs”) are generally issued to executives, non-management directors and certain other members of management and employees. Prior to fiscal 2011, RSUs were granted to certain Executive and Senior Vice Presidents pursuant to our share ownership guidelines. These awards vest upon retirement or termination based on years of service. There were 34,700 of such RSUs outstanding as of September 27, 2020.

Beginning fiscal 2011, we eliminated ownership share grants to executive officers and implemented a stock holding requirement on grants of time-vesting RSUs that vest ratably over four years, and require executives to hold until termination of service 50% of after-tax net shares resulting from the vesting of RSUs. There were 46,351 of such RSUs outstanding as of September 27, 2020. RSUs issued to non-management directors vest 12 months from the date of grant, or upon termination of board service if the director elects to defer receipt and totaled 64,836 units outstanding as of September 27, 2020. RSUs issued to certain other employees either cliff vest or vest ratably over three years and totaled 29,254 units outstanding as of September 27, 2020. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date discounted by the present value of the expected dividend stream over the vesting period.
The following is a summary of RSU activity for fiscal 2020:

	Shares	Weighted- Average Grant Date Fair Value
RSUs outstanding at September 29, 2019	311,845	$66.18
Granted	76,429	$73.94
Released	(126,694)	$68.39
Forfeited	(86,439)	$83.05
RSUs outstanding at September 27, 2020	175,141	$59.65
As of September 27, 2020, there was approximately $2.6 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.4 years. The weighted-average grant date fair value of awards granted was $73.94, $86.08, and $94.93 in fiscal years 2020, 2019, and 2018, respectively. In fiscal years 2020, 2019, and 2018, the total fair value of RSUs that vested and were released was $8.7 million, $4.7 million, and $4.4 million, respectively.
Modification of RSU awards — On April 16, 2020, we entered into a Retention, Transition and Separation Agreement with our former Chairman and Chief Executive Officer, which sets forth the terms of his transition and certain benefits he is eligible to receive, pro-rated through the duration of the transition period, which included vesting of his final tranche of unvested restricted stock units remaining under his November 2015 restricted stock unit award scheduled to vest in November 2020. Consequently, 23,128 shares vested on his last day of employment on July 31, 2020. This was accounted for as an equity award modification under ASC Topic 718, and as the fair value of the modified award was less than previously recognized compensation, no incremental compensation costs were recorded by the Company.
Stock options — Option grants have contractual terms of seven years and employee options vest over a three-year period. Options may vest sooner upon retirement from the Company for employees meeting certain age and years of service thresholds. All option grants provide for an option exercise price equal to the closing market value of the common stock on the date of grant.
The following is a summary of stock option activity for fiscal 2020:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at September 29, 2019	266,558	$89.54
Granted	129,173	$75.23
Exercised	(62,305)	$74.57
Forfeited	(122,594)	$77.95
Expired	(3,369)	$97.31
Options outstanding at September 27, 2020	207,463	$91.85	2.48	$252
Options exercisable at September 27, 2020	174,104	$94.67	1.81	$107
The aggregate intrinsic value in the table above is the amount by which the current market price of our stock on September 27, 2020 exceeds the weighted-average exercise price.

We use a valuation model to determine the fair value of options granted that requires the input of highly subjective assumptions, including the expected volatility of the stock price. The following table presents the weighted-average assumptions used for stock option grants in each fiscal year, along with the related weighted-average grant date fair value:

	2020	2019	2018
Risk-free interest rate	1.7%	N/A	2.4%
Expected dividends yield	2.1%	N/A	1.8%
Expected stock price volatility	28.1%	N/A	28.8%
Expected life of options (in years)	3.47	N/A	3.40
Weighted-average grant date fair value	$13.97	N/A	$18.49
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
As of September 27, 2020, there was approximately $0.3 million of total unrecognized compensation cost related to stock options grants that is expected to be recognized over a weighted-average period of 2 years. The total intrinsic value of stock options exercised was $0.7 million, $0.5 million, and $2.3 million in fiscal years 2020, 2019, and 2018, respectively.
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
The following is a summary of performance share award activity for fiscal 2020:

	Shares	Weighted- Average Grant Date Fair Value
Performance share awards outstanding at September 29, 2019	75,490	$83.40
Granted	23,600	$81.02
Issued	(21,509)	$97.51
Forfeited	(50,336)	$83.31
Performance adjustments	(2,203)	$86.84
Performance share awards outstanding at September 27, 2020	25,042	$63.59
As of September 27, 2020, there was approximately $0.5 million of total unrecognized compensation cost related to performance share awards, which is expected to be recognized over a weighted-average period of 1.6 years. The weighted-average grant date fair value of awards granted was $81.02, $84.60, and $97.02 in fiscal years 2020, 2019, and 2018, respectively. The total fair value of awards that became fully vested during fiscal years 2020, 2019, and 2018 was $0.5 million, $2.1 million, and $1.6 million, respectively.
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
During fiscal 2020, 33,243 RSAs were released with a weighted-average grant date fair value of $26.47 per share. Compensation cost related to RSAs was fully recognized by the end of 2018. As of September 27, 2020, there were no RSAs outstanding.

Non-management directors’ deferred compensation — All awards outstanding under our directors’ deferred compensation plan are accounted for as equity-based awards and deferred amounts are converted into stock equivalents based on a per share price equal to the average of the closing price of our common stock for the 10 trading days immediately preceding the date the deferred compensation is credited to the director’s account. During fiscal 2020, 204 shares of common stock were issued in connection with director retirements with a fair value of less than $0.1 million. During fiscal years 2019 and 2018 no common stock was issued in connection with director retirements.
The following is a summary of the stock equivalent activity for fiscal 2020:

	Stock Equivalents	Weighted- Average Grant Date Fair Value
Stock equivalents outstanding at September 29, 2019	100,005	$38.87
Deferred directors’ compensation	3,851	$81.56
Dividend equivalents	2,224	$68.80
Stock distribution	(204)	$86.74
Stock equivalents outstanding at September 27, 2020	105,876	$40.96
14.    STOCKHOLDERS’ DEFICIT
Repurchases of common stock — The Company purchased 1.9 million shares of its common stock in the first quarter of fiscal 2020 at an average price of $81.41 per shares for an aggregate cost of $153.5 million. There were no other repurchases of common stock in fiscal 2020. As of September 27, 2020, there was approximately $122.2 million remaining under share repurchase programs authorized by the Board of Directors, consisting of $22.2 million that expires in November 2020 and $100.0 million that expires in November 2021.
Repurchases of common stock included in our consolidated statement of cash flows for fiscal 2020 include $2.0 million related to repurchase transactions traded in fiscal 2019 but settled in fiscal 2020.
Dividends — In fiscal 2020, the Board of Directors declared three cash dividends of $0.40 per share totaling $27.7 million. Future dividends are subject to approval by our Board of Directors.
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
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding in each fiscal year (in thousands):

	2020	2019	2018
Weighted-average shares outstanding — basic	23,125	25,823	28,499
Effect of potentially dilutive securities:
Nonvested stock awards and units	137	211	240
Stock options	—	10	40
Performance share awards	7	24	28
Weighted-average shares outstanding — diluted	23,269	26,068	28,807
Excluded from diluted weighted-average shares outstanding:
Antidilutive	318	186	150
Performance conditions not satisfied at the end of the period	14	65	44

16.    COMMITMENTS AND CONTINGENCIES
Purchase commitments — We have entered into long-term beverage agreements with The Coca-Cola Company and Dr. Pepper / Seven Up, Inc., which provide fountain products and certain marketing support funding to the Company and its franchisees. These agreements require minimum purchases of fountain beverage syrup, by the Company and its franchisees at agreed upon prices until the total volume commitments have been reached. The volume commitments are not subject to any time limit and as of September 27, 2020, we estimate that it will take approximately 5 years for both of these commitments to be completed. The Company estimates future annual purchases under these agreements to be approximately $62.1 million as of September 27, 2020 based on the expected ratio of usage at company-operated to franchise restaurants.
We also have entered into various arrangements with vendors providing information technology services with no early termination fees. The Company’s unconditional purchase obligations on these contracts total approximately $11.3 million over the next three years.
Legal matters — We assess contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. As of September 27, 2020 and September 29, 2019, the Company had recorded aggregate liabilities of $3.8 million and $10.0 million, respectively, within “Accrued liabilities” on our consolidated balance sheets for all matters including those described below, that were probable and reasonably estimable. While we believe that additional losses beyond these accruals are reasonably possible, we cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals.
Gessele v. Jack in the Box Inc. — In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. In November 2019, the court issued a ruling on various dispositive motions, disallowing a portion of plaintiffs’ claimed damages. The parties participated in a voluntary mediation on March 16, 2020, but the matter did not settle. The plaintiffs recently filed a motion for reconsideration of the court’s prior denial of class certification regarding meal and rest break claims which was denied by the court. The plaintiffs have now filed a motion requesting permission to appeal this ruling. The Company has opposed the motion and the parties are currently awaiting a decision from the 9th Circuit as to whether or not it will allow the appeal. The Company continues to dispute liability and the plaintiffs’ damage calculations and will continue to vigorously defend against the lawsuit.
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

17.    SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	2020	2019	2018
Cash paid during the year for:
Income tax payments	$29,360	$14,906	$56,183
Interest, net of amounts capitalized	$68,612	$46,227	$43,692

Non-cash investing and financing transactions:
Increase in notes receivable from the sale of company-operated restaurants	$—	$—	$70,461
Increase in dividends accrued or converted to common stock equivalents	$117	$247	$276
Decrease in equipment capital lease obligations from the sale of company-operated restaurants, closure of stores, and termination of equipment leases	$—	$—	$3,617
Decrease in finance lease obligations from the termination of building leases	$24	$41	$271
Equipment finance lease obligations incurred	$132	$20	$98
Consideration for franchise acquisitions	$859	$—	$—
(Decrease) increase in obligations for purchases of property and equipment	$(2,696)	$(2,117)	$822
(Decrease) increase in obligations for treasury stock repurchases	$(2,025)	$(12,337)	$14,362
18.    SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION (in thousands)

	September 27, 2020	September 29, 2019
Accounts and other receivables, net:
Trade	$77,082	$36,907
Notes receivable	1,193	278
Income tax receivable	1,591	160
Other	4,092	10,855
Allowance for doubtful accounts	(5,541)	(2,965)
	$78,417	$45,235
Other assets, net:
Company-owned life insurance policies	$113,767	$112,753
Deferred rent receivable	48,604	49,333
Franchise tenant improvement allowances	29,437	26,925
Other	18,815	17,674
	$210,623	$206,685
Accrued liabilities:
Insurance	$25,310	$27,888
Payroll and related taxes	34,475	31,095
Sales and property taxes	22,038	4,268
Gift card liability	2,195	2,036
Deferred franchise fees	4,934	4,978
Other	40,479	49,818
	$129,431	$120,083
Other long-term liabilities:
Defined benefit pension plans	$120,811	$120,260
Deferred franchise fees	38,607	41,295
Straight-line rent accrual	—	29,537
Other	47,076	72,678
	$206,494	$263,770

19.    UNAUDITED QUARTERLY RESULTS OF OPERATIONS (in thousands, except per share data)

	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2020	January 19, 2020	April 12, 2020	July 5, 2020	September 27, 2020
Revenues	$307,673	$216,157	$242,275	$255,401
Earnings from operations	$69,950	$32,842	$61,790	$66,002
Net earnings	$7,897	$11,463	$32,555	$37,849
Net earnings per share:
Basic	$0.33	$0.50	$1.42	$1.65
Diluted	$0.33	$0.50	$1.42	$1.64
	16 Weeks Ended	12 Weeks Ended
Fiscal Year 2019	January 20, 2019	April 14, 2019	July 7, 2019	September 29, 2019
Revenues	$290,786	$215,727	$222,359	$221,235
Earnings from operations	$58,324	$47,123	$48,261	$48,515
Net earnings	$34,098	$25,089	$13,189	$22,061
Net earnings per share:
Basic	$1.32	$0.97	$0.51	$0.86
Diluted	$1.31	$0.96	$0.50	$0.85
20.    SUBSEQUENT EVENTS
On November 13, 2020, the Board of Directors declared a cash dividend of $0.40 per share, to be paid on December 18, 2020 to shareholders of record as of the close of business on December 2, 2020. Future dividends will be subject to approval by our Board of Directors.
On November 13, 2020, the Board of Directors authorized an additional $100.0 million stock buy-back program that expires on November 30, 2022.