Form 10-Q
period 2021-01-17
JACK IN THE BOX INC /NEW/
filed 2021-02-17
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 17, 2021
or
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
Yes  ☐    No  ☑
As of the close of business February 12, 2021, 22,827,870 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	January 17, 2021	September 27, 2020
ASSETS
Current assets:
Cash	$251,324	$199,662
Restricted cash	37,251	37,258
Accounts and other receivables, net	54,702	78,417
Inventories	2,003	1,808
Prepaid expenses	7,686	10,114
Current assets held for sale	3,315	4,598
Other current assets	3,556	3,724
Total current assets	359,837	335,581
Property and equipment:
Property and equipment, at cost	1,135,562	1,132,430
Less accumulated depreciation and amortization	(807,381)	(796,448)
Property and equipment, net	328,181	335,982
Other assets:
Operating lease right-of-use assets	897,352	904,548
Intangible assets, net	268	277
Goodwill	47,161	47,161
Deferred tax assets	68,982	72,322
Other assets, net	211,793	210,623
Total other assets	1,225,556	1,234,931
	$1,913,574	$1,906,494
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$843	$818
Current operating lease liabilities	154,893	179,000
Accounts payable	16,049	31,105
Accrued liabilities	125,344	129,431
Total current liabilities	297,129	340,354
Long-term liabilities:
Long-term debt, net of current maturities	1,378,317	1,376,913
Long-term operating lease liabilities, net of current portion	778,709	776,094
Other long-term liabilities	208,542	206,494
Total long-term liabilities	2,365,568	2,359,501
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,393,899 and 82,369,714 issued, respectively	824	824
Capital in excess of par value	490,913	489,515
Retained earnings	1,677,928	1,636,211
Accumulated other comprehensive loss	(109,482)	(110,605)
Treasury stock, at cost, 59,646,773 shares	(2,809,306)	(2,809,306)
Total stockholders’ deficit	(749,123)	(793,361)
	$1,913,574	$1,906,494
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	January 17, 2021	January 19, 2020
Revenues:
Company restaurant sales	$114,278	$105,364
Franchise rental revenues	103,749	96,084
Franchise royalties and other	59,648	52,466
Franchise contributions for advertising and other services	60,866	53,759
	338,541	307,673
Operating costs and expenses, net:
Food and packaging	32,377	31,348
Payroll and employee benefits	34,931	31,890
Occupancy and other	17,835	15,958
Franchise occupancy expenses	65,169	64,517
Franchise support and other costs	3,273	4,676
Franchise advertising and other services expenses	62,695	55,224
Selling, general and administrative expenses	20,499	28,248
Depreciation and amortization	14,571	16,728
Impairment and other gains, net	(452)	(9,291)
Gains on the sale of company-operated restaurants	(1,283)	(1,575)
	249,615	237,723
Earnings from operations	88,926	69,950
Other pension and post-retirement expenses, net	271	38,978
Interest expense, net	20,735	19,942
Earnings before income taxes	67,920	11,030
Income taxes	17,061	3,133
Net earnings	$50,859	$7,897

Earnings per share:
Basic	$2.21	$0.33
Diluted	$2.21	$0.33

Cash dividends declared per common share	$0.40	$0.40

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 17, 2021	January 19, 2020
Net earnings	$50,859	$7,897
Unrecognized periodic benefit costs:
Actuarial gains arising during the period	—	28,583
Actuarial losses and prior service costs reclassified to earnings	1,517	40,310
	1,517	68,893
Tax effect	(394)	(17,882)
	1,123	51,011

Other comprehensive income, net of taxes	1,123	51,011

Comprehensive income	$51,982	$58,908

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 17, 2021	January 19, 2020
Cash flows from operating activities:
Net earnings	$50,859	$7,897
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	14,571	16,728
Amortization of franchise tenant improvement allowances and other	861	1,151
Deferred finance cost amortization	1,722	1,755
(Excess tax benefit) tax deficiency from share-based compensation arrangements	(58)	196
Deferred income taxes	2,452	2,010
Share-based compensation expense	1,231	3,184
Pension and post-retirement expense	271	38,978
Gains on cash surrender value of company-owned life insurance	(7,042)	(3,374)
Gains on the sale of company-operated restaurants	(1,283)	(1,575)
Gains on the disposition of property and equipment, net	(2,160)	(10,437)
Non-cash operating lease costs	(7,296)	(7,668)
Impairment charges and other	546	—
Changes in assets and liabilities, excluding acquisitions:
Accounts and other receivables	24,663	(5,619)
Inventories	(133)	(253)
Prepaid expenses and other current assets	2,595	(4,957)
Accounts payable	(22,643)	(7,984)
Accrued liabilities	8,791	(1,558)
Pension and post-retirement contributions	(2,061)	(2,025)
Franchise tenant improvement allowance disbursements	(251)	(3,682)
Other	(3,384)	(80)
Cash flows provided by operating activities	62,251	22,687
Cash flows from investing activities:
Purchases of property and equipment	(7,076)	(7,202)
Proceeds from the sale of property and equipment	3,629	20,618
Proceeds from the sale and leaseback of assets	—	17,373
Proceeds from the sale of company-operated restaurants	133	1,575
Other	2,677	—
Cash flows (used in) provided by investing activities	(637)	32,364
Cash flows from financing activities:
Principal repayments on debt	(211)	(198)
Debt issuance costs	—	(216)
Dividends paid on common stock	(9,089)	(9,412)
Proceeds from issuance of common stock	114	184
Repurchases of common stock	—	(155,576)
Payroll tax payments for equity award issuances	(773)	(3,108)
Cash flows used in financing activities	(9,959)	(168,326)
Net increase (decrease) in cash and restricted cash	51,655	(113,275)
Cash and restricted cash at beginning of period	236,920	151,561
Cash and restricted cash at end of period	$288,575	$38,286

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. The following table summarizes the number of restaurants as of the end of each period:

	January 17, 2021	January 19, 2020
Company-operated	148	137
Franchise	2,089	2,107
Total system	2,237	2,244
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
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended September 27, 2020 (“2020 Form 10-K”). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our 2020 Form 10-K with the exception of the accounting standards adopted in fiscal 2021, which are described below.
In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for these interim periods have been included. Operating results for one interim period are not necessarily indicative of the results for any other interim period or for the full year.
Segment reporting — The Company is comprised of one operating segment.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2021 and 2020 include 53 and 52 weeks, respectively. Our first quarter includes 16 weeks and all other quarters include 12 weeks, with the exception of the fourth quarter of fiscal 2021, which includes 13 weeks. All comparisons between 2021 and 2020 refer to the 16 weeks (“quarter”) ended January 17, 2021 and January 19, 2020, respectively, unless otherwise indicated.
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
COVID-19 Pandemic — The COVID-19 pandemic has continued to have varying degrees of disruption on our business. Substantially all of our restaurants continue to remain open, with dining rooms closed and locations operating in an off-premise model, leveraging our drive-thru, carryout and delivery capabilities. We continue to prioritize the health and safety of team members and guests through adhering to all safety procedures that were implemented last year.
Our operating results substantially depend upon our franchisees’ sales volumes, restaurant profitability, and financial stability. In the second quarter of 2020, to ensure financial health of our valued franchise operators, we reduced March and April marketing fees and postponed collection of these marketing fees and the collection of certain franchisee rental payments. In 2021, with the exception of March 2020 marketing fees which we postponed collection over 24 months, all rent and marketing deferrals have been repaid. As of January 17, 2021, postponed marketing fees which remain uncollected were $6.6 million, of which $4.4 million is included within “Accounts and other receivable, net” and $2.2 million is included within “Other assets, net” in our condensed consolidated balance sheet.
At this time, the ultimate impact of COVID-19 cannot be reasonably estimated due to the uncertainty about the extent and duration of the spread of the virus. A lack of containment could lead to further restrictions, temporary restaurant closures, disruptions in our supply chain and restaurant staffing which could adversely impact our financial statements.
Advertising costs — We administer a marketing fund which includes contractual contributions. In 2021 and 2020, marketing fund contributions from franchise and company-operated restaurants were approximately 5.0% of gross revenues.
Total contributions made by the Company are included in “Selling, general, and administrative expenses” in the accompanying condensed consolidated statements of earnings and for the quarter totaled $5.8 million and $5.3 million in 2021 and 2020, respectively.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Restricted cash — In accordance with the terms of our securitized financing facility, certain cash balances are required to be held in trust. Such restricted cash primarily represents cash collections and cash reserves held by the trustee to be used for payments of quarterly interest and commitments fees required for the Class A-1 and Class A-2 Notes. As of January 17, 2021 and September 27, 2020, restricted cash balances were $37.3 million.
Effect of new accounting pronouncements adopted in fiscal 2021 — In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted the standard in the first quarter of 2021. The adoption of this standard did not have a material impact to our consolidated financial statements.
In June 2016, the FASB issued guidance replacing the incurred loss impairment methodology with a new methodology that reflects current expected losses on financial assets, including trade accounts receivables. The new methodology requires entities to estimate and recognize credit losses each reporting period. The Company adopted the new guidance in the first quarter of 2021 using the modified retrospective method. The adoption did not have a material impact to our consolidated financial statements.
The Company closely monitors the financial condition of our franchisees and estimates the allowance for credit losses based on the lifetime expected loss on receivables. These estimates are based on historical collection experience with our franchisees as well as other factors, including current market conditions and events. Credit quality is monitored through the timing of payments compared to predefined aging criteria and known facts regarding the financial condition of the franchisee or customer. Account balances are charged off against the allowance after recovery efforts have ceased. The Company’s allowance for receivables have not historically been material.

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
Disaggregation of revenue — The following table disaggregates revenue by primary source (in thousands):

	Sixteen Weeks Ended
	January 17, 2021	January 19, 2020
Sources of revenue:
Company restaurant sales	$114,278	$105,364
Franchise rental revenues	103,749	96,084
Franchise royalties	57,343	50,243
Marketing fees	55,776	48,835
Technology and sourcing fees	5,090	4,924
Franchise fees and other services	2,305	2,223
Total revenue	$338,541	$307,673
Contract liabilities — Our contract liabilities consist of deferred revenue resulting from initial fees received from franchisees for new restaurant openings or new franchise terms, which are recognized over the franchise term. We classify these contract liabilities as “Accrued liabilities” and “Other long-term liabilities” in our condensed consolidated balance sheets.
A summary of significant changes in our contract liabilities is presented below (in thousands):

	Sixteen Weeks Ended
	January 17, 2021	January 19, 2020
Deferred franchise fees at beginning of period	$43,541	$46,273
Revenue recognized	(1,779)	(1,632)
Additions	428	895
Deferred franchise fees at end of period	$42,190	$45,536

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied as of January 17, 2021 (in thousands):

Remainder of 2021	$3,504
2022	4,786
2023	4,635
2024	4,445
2025	4,215
Thereafter	20,605
$42,190
We have applied the optional exemption, as provided for under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

3.SUMMARY OF REFRANCHISINGS AND FRANCHISE ACQUISITIONS
Refranchisings — In 2021 and 2020, no company-operated restaurants were sold to franchisees. Amounts included in “Gains on the sale of company-operated restaurants” in both periods related to resolutions of certain contingencies from the sale of restaurants in prior years.
Franchise acquisitions — In fiscal 2021, we acquired four franchise restaurants in connection with exercising our right of first refusal. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The acquisition was not material to our condensed consolidated financial statements.

4.LEASES
As lessor, our leases and subleases primarily consist of restaurants that have been leased to franchisees subsequent to refranchising transactions. Revenues from leasing arrangements with our franchisees are presented in “Franchise rental revenues” in the accompanying condensed consolidated statements of earnings, and the related expenses are presented in “Franchise occupancy expenses.”
The following table presents rental income (in thousands):

	Sixteen Weeks Ended
	January 17, 2021	January 19, 2020
Operating lease income - franchise	$72,242	$72,663
Variable lease income - franchise	31,507	23,421
Franchise rental revenues	$103,749	$96,084
Operating lease income - closed restaurants and other (1)	$1,865	$2,057
____________________________
(1)Primarily relates to closed restaurant properties included in “Impairment and other gains, net” in our condensed consolidated statements of earnings.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (2) (Level 1)	Significant Other Observable Inputs (2) (Level 2)	Significant Unobservable Inputs (2) (Level 3)
Fair value measurements as of January 17, 2021:
Non-qualified deferred compensation plan (1)	$21,926	$21,926	$—	$—
Total liabilities at fair value	$21,926	$21,926	$—	$—
Fair value measurements as of September 27, 2020:
Non-qualified deferred compensation plan (1)	$25,071	$25,071	$—	$—
Total liabilities at fair value	$25,071	$25,071	$—	$—
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
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of January 17, 2021 and September 27, 2020 (in thousands):

	January 17, 2021		September 27, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Class A-2 Notes	$1,290,251	$1,354,188	$1,290,251	$1,354,241
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
In connection with our impairment reviews performed during 2021, no material fair value adjustments were required.

6.IMPAIRMENT AND OTHER GAINS, NET
Impairment and other gains, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 17, 2021	January 19, 2020
Restructuring costs	$6	$1,045
Costs of closed restaurants and other	1,023	101
Gains on disposition of property and equipment, net (1)	(2,160)	(10,437)
Accelerated depreciation	679	—
	$(452)	$(9,291)
____________________________
(1)In 2021, includes gains on the sale of two real estate properties. In 2020, includes a $10.8 million gain related to the sale of one of our corporate office buildings.
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

7.INCOME TAXES
The income tax provisions reflect tax rates of 25.1% in 2021 and 28.4% in 2020. The major components of the year-over-year change in tax rates were an increase in operating earnings before income tax, a decrease in the impact of non-deductible compensation for certain officers, and an increase in the impact of excess tax benefit on stock compensation as opposed to the prior year’s tax deficiency.

8.RETIREMENT PLANS
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
Post-retirement healthcare plans — We also sponsor two healthcare plans, closed to new participants, that provide post-retirement medical benefits to certain employees who have met minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and they contain other cost-sharing features such as deductibles and coinsurance.
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Sixteen Weeks Ended
	January 17, 2021	January 19, 2020
Defined benefit pension plans:
Interest cost	$4,532	$5,076
Expected return on plan assets	(5,951)	(6,656)
Pension settlement charge (1)	—	38,606
Actuarial losses (1)	1,616	1,672
Amortization of unrecognized prior service costs (1)	6	26
Net periodic benefit cost	$203	$38,724
Post-retirement healthcare plans:
Interest cost	$173	$248
Actuarial (gains) losses (1)	(105)	6
Net periodic benefit cost	$68	$254
___________________________
(1)Amounts were reclassified from accumulated OCI into net earnings as a component of “Other pension and post-retirement expenses, net.”

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2020, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for the Qualified Plan. Details regarding 2021 contributions are as follows (in thousands):

	SERP	Post-Retirement Healthcare Plans
Net year-to-date contributions	$1,749	$312
Remaining estimated net contributions during fiscal 2021	$3,474	$948
We continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. We do not anticipate making any contributions to our Qualified Plan in fiscal 2021.

9.STOCKHOLDERS’ DEFICIT
Summary of changes in stockholders’ deficit — A reconciliation of the beginning and ending amounts of stockholders’ deficit is presented below (in thousands):

	Sixteen Weeks Ended
	January 17, 2021	January 19, 2020
Balance at beginning of period	$(793,361)	$(737,584)
Shares issued under stock plans, including tax benefit	114	184
Share-based compensation expense	1,231	3,184
Dividends declared	(9,089)	(9,425)
Purchases of treasury stock	—	(153,550)
Net earnings	50,859	7,897
Other comprehensive income, net of taxes	1,123	51,011
Cumulative-effect from a change in accounting principle	—	(2,870)
Balance at end of period	$(749,123)	$(841,153)
Repurchases of common stock — There were no repurchases of common stock in the first quarter of fiscal 2021. As of January 17, 2021, this leaves $200.0 million remaining under share repurchase programs authorized by the Board of Directors, consisting of $100.0 million that expires in November 2021 and $100.0 million that expires in November 2022.
Dividends — During 2021, the Board of Directors declared a cash dividend of $0.40 per common totaling $9.1 million. Future dividends are subject to approval by our Board of Directors.

10.AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Sixteen Weeks Ended
	January 17, 2021	January 19, 2020
Weighted-average shares outstanding – basic	22,968	23,741
Effect of potentially dilutive securities:
Nonvested stock awards and units	54	181
Stock options	5	7
Performance share awards	2	7
Weighted-average shares outstanding – diluted	23,029	23,936
Excluded from diluted weighted-average shares outstanding:
Antidilutive	99	224
Performance conditions not satisfied at the end of the period	29	80

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.COMMITMENTS AND CONTINGENCIES
Legal matters — We assess contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. As of January 17, 2021 and September 27, 2020, the Company had recorded aggregate liabilities of $3.8 million within “Accrued liabilities” on our condensed consolidated balance sheets, for all matters including those described below, that were probable and reasonably estimable. While we believe that additional losses beyond these accruals are reasonably possible, we cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals.
Gessele v. Jack in the Box Inc. — In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. In November 2019, the court issued a ruling on various dispositive motions, disallowing a portion of plaintiffs’ claimed damages. The parties participated in a voluntary mediation on March 16, 2020, but the matter did not settle. The plaintiffs recently filed a motion for reconsideration of the court’s prior denial of class certification regarding meal and rest break claims which was denied by the court. The plaintiffs requested permission to seek appellate review of that decision, but that request was rejected by the Ninth Circuit. The parties were recently advised that the trial of this matter would be reassigned to a new judge. The Company continues to dispute liability and the plaintiffs’ damage calculations and will continue to vigorously defend against the lawsuit.
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
Lease guarantees — We remain contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of January 17, 2021, the maximum potential liability of future undiscounted payments under these leases is approximately $27.5 million. The lease terms extend for a maximum of approximately 15 more years and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Sixteen Weeks Ended
	January 17, 2021	January 19, 2020
Non-cash investing and financing transactions:
Decrease in obligations for treasury stock repurchases	$—	$2,025
Decrease in obligations for purchases of property and equipment	$74	$2,377
Increase in dividends accrued or converted to common stock equivalents	$53	$63
Right-of use assets obtained in exchange for operating lease obligations	$40,266	$51,311
Right-of use assets obtained in exchange for finance lease obligations	$65	$—

13.SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	January 17, 2021	September 27, 2020
Accounts and other receivables, net:
Trade	$53,623	$77,082
Notes receivable	1,368	1,193
Income tax receivable	1,258	1,591
Other	3,972	4,092
Allowance for doubtful accounts	(5,519)	(5,541)
	$54,702	$78,417
Other assets, net:
Company-owned life insurance policies	$117,855	$113,767
Deferred rent receivable	47,894	48,604
Franchise tenant improvement allowance	28,782	29,437
Other	17,262	18,815
	$211,793	$210,623
Accrued liabilities:
Payroll and related taxes	$28,628	$34,475
Insurance	25,482	25,310
Sales and property taxes	19,287	22,038
Deferred franchise fees	4,987	4,934
Gift card liability	2,601	2,195
Other	44,359	40,479
	$125,344	$129,431
Other long-term liabilities:
Defined benefit pension plans	$117,644	$120,811
Deferred franchise fees	37,203	38,607
Other	53,695	47,076
	$208,542	$206,494

14.SUBSEQUENT EVENTS
On January 21, 2021 and January 25, 2021, through two separate payments totaling $107.9 million, the Company repaid the full amount of outstanding borrowings on its Variable Funding Notes.
On February 12, 2021, the Board of Directors declared a cash dividend of $0.40 per common share, to be paid on March 16, 2021, to shareholders of record as of the close of business on March 3, 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2021 and 2020 refer to the 16 weeks (“quarter”) ended January 17, 2021 and January 19, 2020, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during 2021 and 2020, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 27, 2020.
Our MD&A consists of the following sections:
•Overview — a general description of our business and 2021 highlights.
•Results of operations — an analysis of our condensed consolidated statements of earnings for the periods presented in our condensed consolidated financial statements.
•Liquidity and capital resources — an analysis of our cash flows, including capital expenditures, share repurchase activity, dividends, and known known trends that may impact liquidity.
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
•Adjusted EBITDA, which represents net earnings on a generally accepted accounting principles (“GAAP”) basis excluding income taxes, interest expense, net, gains on the sale of company-operated restaurants, impairment and other gains, net, depreciation and amortization, amortization of tenant improvement allowances and other, and pension settlement charges. We are presenting Adjusted EBITDA because we believe that it provides a meaningful supplement to net earnings of the Company's core business operating results, as well as a comparison to those of other similar companies. Management believes that Adjusted EBITDA, when viewed with the Company's results of operations in accordance with GAAP and the accompanying reconciliations within MD&A, provides useful information about operating performance and period-over-period change, and provides additional information that is useful for evaluating the operating performance of the Company's core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA permits investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
Same-store sales, system restaurant sales, franchised restaurant sales, AUVs, and Adjusted EBITDA are not measurements determined in accordance with GAAP and should not be considered in isolation, or as an alternative to earnings from operations, or other similarly titled measures of other companies.

IMPACT OF COVID-19
The COVID-19 pandemic has continued to have varying degrees of disruption on our business. Throughout the pandemic substantially all of our restaurants have remained open, with dining rooms closed and locations operating in an off-premise capacity, leveraging our drive-thru, carryout and delivery capability. We have continued to follow the guidance of expert health authorities to ensure precautionary steps are taken to protect the health and safety of our employees and guests.
In fiscal 2020 during the last five weeks of the second quarter, upon the rise in “shelter-in-place” mandates and “social distancing” requirements across the country, system same-store sales decreased by 17.0%; however, starting in the third quarter and carrying into fiscal 2021, we have seen a significant acceleration of system same-store sales. The acceleration of sales during the last three quarters has been largely driven by average check growth while experiencing a significant decline in traffic. It remains uncertain whether restaurant traffic will return to levels prior to the outbreak of COVID-19.
Given the ongoing uncertainty surrounding the future impact of COVID-19 on the economy and our business, the Company has not provided any guidance for fiscal 2021 at this time, but will evaluate on a quarterly basis, with the intent to return to providing guidance once the visibility into sustained trends becomes more clear.
OTHER RECENT DEVELOPMENTS
On February 16, 2021, a franchisee that operates 68 restaurants filed for Chapter 11 bankruptcy. Of these restaurants, the Company subleases 50 of the locations to the franchisee and owns the land and building for the remaining 18 locations. Through the bankruptcy proceedings, a number of these leases may get rejected, resulting in potential impairment costs related to future lease obligations. As of the date of this report, the franchisee’s restaurants continue to operate and the franchisee has remained current with their obligations to us, except for certain obligations that were not yet due as of the bankruptcy filing date which were not material to our consolidated financial statements. However, the Company could see negative impacts to our results as we work through this franchisee’s bankruptcy.
OVERVIEW
As of January 17, 2021, we operated and franchised 2,237 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam.
The following summarizes the most significant events occurring in 2021, and certain trends compared to a year ago:
•System same-store sales — System same-store sales increased by 12.5% in the first quarter, continuing the strong sales momentum from the second half of fiscal 2020.
•Company restaurant operations — Company restaurant costs including food and packaging, payroll and employee benefits, and occupancy and other operating costs, as a percentage of sales decreased from 75.2% to 74.5% in the quarter, primarily due to favorable changes in product mix and leverage from higher same-store sales.
•Franchise operations — Franchise same-store sales increased by 13.0% in the quarter, driving higher royalty and rent revenues of $7.1 million and $7.7 million, respectively.
•Selling, general and administrative (“SG&A”) expenses — SG&A decreased by $7.7 million in the quarter, primarily due to lower litigation-related charges and favorable mark-to-market adjustments on investments supporting the Company’s non-qualified retirement plans.
•Adjusted EBITDA — Adjusted EBITDA increased to $102.4 million from $76.6 million in the prior year.

RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Sixteen Weeks Ended
	January 17, 2021	January 19, 2020
Revenues:
Company restaurant sales	33.8%	34.2%
Franchise rental revenues	30.6%	31.2%
Franchise royalties and other	17.6%	17.1%
Franchise contributions for advertising and other services	18.0%	17.5%
	100.0%	100.0%
Operating costs and expenses, net:
Food and packaging (1)	28.3%	29.8%
Payroll and employee benefits (1)	30.6%	30.3%
Occupancy and other (1)	15.6%	15.1%
Franchise occupancy expenses (2)	62.8%	67.1%
Franchise support and other costs (3)	5.5%	8.9%
Franchise advertising and other services expenses (4)	103.0%	102.7%
Selling, general and administrative expenses	6.1%	9.2%
Depreciation and amortization	4.3%	5.4%
Impairment and other gains, net	(0.1)%	(3.0)%
Gains on the sale of company-operated restaurants	(0.4)%	(0.5)%
Earnings from operations	26.3%	22.7%
Income tax rate (5)	25.1%	28.4%
____________________________
(1)As a percentage of company restaurant sales.
(2)As a percentage of franchise rental revenues.
(3)As a percentage of franchise royalties and other.
(4)As a percentage of franchise contributions for advertising and other services.
(5)As a percentage of earnings from operations and before income taxes.

The following table summarizes changes in same-store sales for company-owned, franchised, and system-wide restaurants:

	Sixteen Weeks Ended
	January 17, 2021	January 19, 2020
Company	7.5%	2.9%
Franchise	13.0%	1.6%
System	12.5%	1.7%
The following table summarizes changes in the number and mix of company and franchise restaurants:

	2021			2020
	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	144	2,097	2,241	137	2,106	2,243
New	—	3	3	—	11	11
Acquired from franchisees	4	(4)	—	—	—	—
Closed	—	(7)	(7)	—	(10)	(10)
End of period	148	2,089	2,237	137	2,107	2,244
% of system	7%	93%	100%	6%	94%	100%
The following table summarizes restaurant sales for company-owned, franchised, and total system sales (in thousands):

	Sixteen Weeks Ended
	January 17, 2021	January 19, 2020
Company-owned restaurant sales	$114,278	$105,364
Franchised restaurant sales (1)	1,115,826	979,345
System sales (1)	$1,230,104	$1,084,709
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
Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):

	Sixteen Weeks Ended
	January 17, 2021	January 19, 2020
Net earnings - GAAP	$50,859	$7,897
Income tax expense	17,061	3,133
Interest expense, net	20,735	19,942
Pension settlement charges	—	38,606
Gains on the sale of company-operated restaurants	(1,283)	(1,575)
Impairment and other gains, net	(452)	(9,291)
Depreciation and amortization	14,571	16,728
Amortization of franchise tenant improvement allowances and other	861	1,151
Adjusted EBITDA - Non-GAAP	$102,352	$76,591

Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Sixteen Weeks Ended
	January 17, 2021		January 19, 2020
Company restaurant sales	$114,278		$105,364
Company restaurant costs:
Food and packaging	$32,377	28.3%	$31,348	29.8%
Payroll and employee benefits	$34,931	30.6%	$31,890	30.3%
Occupancy and other	$17,835	15.6%	$15,958	15.1%
Company restaurant sales increased $8.9 million or 8.5% compared to the prior year, primarily due to average check growth, menu price increases, and an increase in the number of company-operated restaurants; partially offset by a decline in traffic. The following table presents the approximate impact of these items on company restaurant sales (in millions):

Sixteen Weeks Ended
January 17, 2021
Increase in the average number of restaurants	$2.2
AUV increase	6.7
Total change in company restaurant sales	$8.9
Same-store sales at company-operated restaurants increased 7.5% compared to a year ago. The following table summarizes the change in company-operated same store-sales versus a year ago:

Sixteen Weeks Ended
January 17, 2021
Average check (1)	21.2%
Transactions	(13.7)%
Change in same-store sales	7.5%
____________________________
(1)Includes price increases of approximately 3.1%.
Food and packaging costs as a percentage of company restaurant sales decreased to 28.3% in 2021 compared to 29.8% in the prior year due primarily to favorable changes in product mix as well as menu price increases, partially offset by higher ingredient costs. Commodity costs increased approximately 1.6% in 2021 primarily due to increases in produce, oil, and pork.
Payroll and employee benefit costs as a percentage of company restaurant sales increased to 30.6% in 2021 compared with 30.3% in the prior year due primarily to higher average wages resulting from wage inflation and a highly competitive labor market, and higher incentive compensation costs.
Occupancy and other costs, as a percentage of company restaurant sales, increased to 15.6% in 2021 compared with 15.1% a year ago due primarily to higher costs for delivery fees as we continue to grow our delivery sales mix, partially offset by leverage from higher same-store sales and lower costs for maintenance and repairs.

Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Sixteen Weeks Ended
	January 17, 2021	January 19, 2020
Franchise rental revenues	$103,749	$96,084

Royalties	57,343	50,243
Franchise fees and other	2,305	2,223
Franchise royalties and other	59,648	52,466
Franchise contributions for advertising and other services	60,866	53,759
Total franchise revenues	$224,263	$202,309

Franchise occupancy expenses	$65,169	$64,517
Franchise support and other costs	3,273	4,676
Franchise advertising and other services expenses	62,695	55,224
Total franchise costs	$131,137	$124,416
Franchise costs as a percentage of total franchise revenues	58.5%	61.5%

Average number of franchise restaurants	2,078	2,087
Franchised restaurant sales	$1,115,826	$979,345
Franchised restaurant AUVs	$537	$469
Royalties as a percentage of total franchised restaurant sales	5.1%	5.1%
Franchise rental revenues increased $7.7 million, or 8.0% in 2021 compared to the prior year, primarily due to higher percentage rent driven by higher franchise restaurant sales.
Franchise royalties and other increased $7.2 million, or 13.7% in 2021 compared to the prior year due primarily to an increase in franchise restaurant sales driving royalties higher.
Franchise contributions for advertising and other services revenues increased $7.1 million, or 13.2% in 2021 compared to the prior year, due to an increase of $6.9 million in marketing contributions due to higher franchise restaurant sales.
Franchise occupancy expenses, primarily rent, increased $0.7 million, or 1.0% in 2021 compared to the prior year, primarily due to annual rent increases and higher costs for percentage rent expense.
Franchise support and other costs decreased $1.4 million in 2021 compared to the prior year, primarily due to a decrease in franchisee bad debt expense from specific franchise situations that occurred in the prior year.
Franchise advertising and other service expenses increased $7.5 million, or 13.5% in 2021 compared to the prior year due primarily to a $6.9 million increase in marketing fund contributions from our franchisees in the current year.
Depreciation and Amortization
Depreciation and amortization decreased by $2.2 million in 2021 compared with the prior year, primarily due to certain franchise building assets becoming fully depreciated in the current fiscal year.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in SG&A expenses compared with the prior year (in thousands):

Sixteen Weeks Ended
January 17, 2021
Advertising	$451
Incentive compensation (including share-based compensation and related payroll taxes)	291
Cash surrender value of COLI policies, net	(2,664)
Litigation matters	(3,931)
Other	(1,896)
$(7,749)
Advertising costs represent company contributions to our marketing fund and are generally determined as a percentage of company-operated restaurant sales. Advertising costs increased $0.5 million compared to the prior year primarily due to higher sales.
Incentive compensation increased by $0.3 million compared to the prior year due to a $2.2 million increase in the annual incentives mainly as a result of higher achievement levels compared to the prior year, partially offset by a $2.0 million decrease in stock-based compensation primarily related to turnover at the executive level.
The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $2.7 million compared to the prior year.
Litigation matters decreased by $3.9 million due primarily to the settlement of an employee litigation matter in the prior year.
Impairment and Other Gains, Net
Impairment and other gains, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 17, 2021	January 19, 2020
Restructuring costs	$6	$1,045
Costs of closed restaurants and other	1,023	101
Gains on disposition of property and equipment, net	(2,160)	(10,437)
Accelerated depreciation	679	—
	$(452)	$(9,291)
Impairment and other gains, net decreased by $8.8 million, primarily due to a $10.8 million gain related to the sale of one of our corporate office buildings in 2020, partially offset by a $2.2 million gain on the sale of two real estate properties in 2021.
Gains on the Sale of Company-Operated Restaurants
In 2021 and 2020, no company-operated restaurants were sold to franchisees. Amounts included in “Gains on the sale of company-operated restaurants” in both periods related to resolutions of certain contingencies from the sale of restaurants in prior years.

Other Pension and Post-Retirement Expenses, Net
Other pension and post-retirement expenses, net decreased by $38.7 million due to a non-cash pension settlement charge of $38.6 million in the first quarter of the prior year. Refer to Note 8, Retirement Plans, of the notes to the condensed consolidated financial statements for additional information.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 17, 2021	January 19, 2020
Interest expense	$20,739	$20,419
Interest income	(4)	(477)
Interest expense, net	$20,735	$19,942
Interest expense, net increased by $0.8 million primarily due to higher average borrowings compared to the prior year, as well as a decrease in interest income as a result of lower interest rates.
Income Tax Expense
The income tax provisions reflect tax rates of 25.1% in 2021 and 28.4% in 2020. The major components of the year-over-year change in tax rates were an increase in operating earnings before income tax, a decrease in the impact of non-deductible compensation for certain officers, and an increase in the impact of excess tax benefit on stock compensation as opposed to the prior year’s tax deficiency.

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of liquidity and capital resources are cash flows from operations and borrowings available under our securitized financing facility. Our cash requirements consist principally of working capital, general corporate needs, capital expenditures, income tax payments, debt service requirements, franchise tenant improvement allowance distributions, dividend payments, and obligations related to our benefit plans. We generally reinvest available cash flows from operations to invest in our business, service our debt obligations, pay dividends and repurchase shares of our common stock.
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our Variable Funding Notes. As of January 17, 2021, the Company had $288.6 million of cash and restricted cash on its balance sheet. Subsequent to the end of the quarter, the Company repaid $107.9 million on its Variable Funding Notes, and anticipates resuming share repurchases in the second quarter of 2021.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility including our Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Sixteen Weeks Ended
	January 17, 2021	January 19, 2020
Total cash provided by (used in):
Operating activities	$62,251	$22,687
Investing activities	(637)	32,364
Financing activities	(9,959)	(168,326)
Net cash flows	$51,655	$(113,275)
Operating Activities. Operating cash flows increased $39.6 million compared with a year ago, primarily due to favorable changes in working capital of $33.7 million and higher net income adjusted for non-cash items of $5.8 million. Favorable changes in working capital were due to higher collections and favorable timing on receivables of $30.3 million, impacted by collections on marketing and rent deferrals provided to our franchisees in the prior year, lower cash paid for interest of $7.5 million; partially offset by unfavorable changes in payables of $10.3 million, impacted by our repayment of rent deferrals provided by our landlords in the prior year.
Pension and Post-Retirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2020, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for our qualified pension plan. In 2021, we contributed $2.1 million to our non-qualified pension plan and post-retirement plans.
Investing Activities. Cash provided by investing activities decreased by $33.0 million compared with a year ago, primarily due to $17.4 million of proceeds received in the prior year as a result of a sale and partial leaseback of a multi-tenant property, and $17.0 million lower proceeds received on the sale of property and equipment, primarily due to proceeds received on the sale of a corporate office building in the prior year.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Sixteen Weeks Ended
	January 17, 2021	January 19, 2020
Restaurants:
Restaurant facility expenditures	$5,319	$3,500
Other, including information technology	407	1,552
	5,726	5,052
Corporate Services:
Information technology	466	1,760
Other, including facility improvements	884	390
	1,350	2,150

Total capital expenditures	$7,076	$7,202
Financing Activities. Cash flows used in financing activities decreased by $158.4 million compared with a year ago, primarily due to a decrease in stock repurchases.
Repurchases of Common Stock — The Company did not repurchase any shares in the first quarter of 2021, and as announced on April 15, 2020, temporarily suspended its share repurchase program. As of January 17, 2021, this leaves $200.0 million remaining under share repurchase programs authorized by the Board of Directors, consisting of $100.0 million that expires in November 2021 and $100.0 million that expires in November 2022. The Company anticipates resuming share repurchases in the second quarter of 2021.
Dividends — During 2021, the Board of Directors declared a cash dividend of $0.40 per common share totaling $9.1 million.
Long-Term Debt — As of January 17, 2021, we had $1.4 billion of outstanding borrowings under our securitized financing facility, which includes $1,290.3 million of total principal outstanding on the Class A-2 Notes (as defined below) and $107.9 million drawn on our $150.0 million Variable Funding Notes (as defined below). Subsequent to the first quarter of 2021, the Company fully paid down its outstanding borrowings on the Variable Funding Notes.
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
Interest and principal payments on the Class A-2 Notes are payable on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. Exceeding the leverage ratio of 5.0x does not violate any covenant related to the Class A-2 Notes. As of September 27, 2020 and January 17, 2021, the Company’s actual leverage ratio was under 5.0x, and as a result, quarterly principal payments were not required.
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

Restricted Cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of January 17, 2021, the Master Issuer had restricted cash of $37.3 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-1 and A-2 Notes. Beginning in the second quarter of 2020, with uncertainty surrounding COVID-19 events, and as a cautionary measure, we voluntarily elected to fund cash held in trust for an additional quarterly payment of interest and commitment fees. Subsequent to the first quarter of 2021, upon repaying outstanding borrowings on our Variable Funding Notes, we do not expect to make this voluntary election in the foreseeable future.
Covenants and Restrictions —The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of January 17, 2021, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
Off-Balance Sheet Arrangements
We have entered into certain off-balance sheet contractual obligations and commitments in the ordinary course of business, which are recognized in our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles. There has been no material change in these arrangements as disclosed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended September 27, 2020. We are not a party to any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those that we believe are most important for the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2020.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the federal securities laws, including further impacts that COVID-19 pandemic may have on our future operations. Any statements contained herein that are not historical facts may be deemed to be forward-looking statements. Forward-looking statements may be identified by words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would”, “should” and similar expressions. These statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. These estimates and assumptions involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Factors that may cause our actual results to differ materially from any forward-looking statements include, but are not limited to:
•The COVID-19 pandemic has disrupted and is expected to continue to disrupt our business, which has affected and could continue to materially affect our operations, financial condition, and results of operations for an extended period of time.
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
•Failure to receive scheduled deliveries of high-quality food ingredients and other supplies could harm our operations and reputation.
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
•Our tax provision may fluctuate due to changes in expected earnings.
•We are subject to the risk of cybersecurity breaches, intrusions, data loss, or other data security incidents.
•We are subject to risks associated with our increasing dependence on digital commerce platforms and technologies to maintain and grow sales, and we cannot predict the impact that these digital commerce platforms and technologies, other new or improved technologies or alternative methods of delivery may have on consumer behavior and our financial results.
•We are dependent on information technology and digital service providers and any material failure, misuse, or interruption of our computer systems, supporting infrastructure, consumer-facing digital capabilities or social media platforms could adversely affect our business.
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
•Actions of activist stockholders could cause us to incur substantial costs, divert management’s attention and resources, and have an adverse effect on our business.
These and other factors are identified and described in more detail in our filings with the Securities and Exchange Commission, including, but not limited to: the “Discussion of Critical Accounting Estimates,” and other sections in this Form 10-Q and the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended September 27, 2020 (“Form 10-K”). These documents may be read free of charge on the SEC’s website at www.sec.gov. Potential investors are urged to consider these factors, more fully described in our Form 10-K, carefully in evaluating any forward-looking statements, and are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements are made only as of the date issued, and we do not undertake any obligation to update any forward-looking statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative market risks set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2020.

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended January 17, 2021, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended January 17, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 1.        LEGAL PROCEEDINGS
See Note 11, Commitments and Contingencies, of the notes to the condensed consolidated financial statements for a discussion of our contingencies and legal matters.

ITEM 1A.    RISK FACTORS
When evaluating our business and our prospects, you should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 27, 2020, which we filed with the SEC on November 18, 2020, as updated in this Item 1A. You should also consider the risks and uncertainties discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 27, 2020, including our financial statements and the related notes. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occurs, our business and financial results could be harmed. In that case, the market price of our common stock could decline.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — We did not repurchase any shares of our common stock in the first quarter of 2021. As of January 17, 2021, there was $100.0 million remaining under the Board-authorized stock buyback program which expires in November 2021 and $100.0 million which expires in November 2022.

ITEM 3.        DEFAULTS OF SENIOR SECURITIES
None.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Item 5.03.    None.

ITEM 6.        EXHIBITS

Number	Description	Form	Filed with SEC
10.2.20*	Offer Letter by and between Tim Mullany and Jack in the Box Inc., dated December 11, 2020	8-K	12/17/2020
10.2.21*	Offer Letter by and between Ryan Ostrom and Jack in the Box Inc., dated December 30, 2020	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema Document
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted in iXBRL

* Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ TIM MULLANY
Tim Mullany
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: February 17, 2021