Form 10-Q
period 2021-04-11
JACK IN THE BOX INC /NEW/
filed 2021-05-12
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 11, 2021
or
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
Yes  ☐    No  ☑
As of the close of business May 7, 2021, 22,228,146 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	April 11, 2021	September 27, 2020
ASSETS
Current assets:
Cash	$90,637	$199,662
Restricted cash	18,137	37,258
Accounts and other receivables, net	86,721	78,417
Inventories	2,158	1,808
Prepaid expenses	6,784	10,114
Current assets held for sale	3,883	4,598
Other current assets	3,703	3,724
Total current assets	212,023	335,581
Property and equipment:
Property and equipment, at cost	1,144,503	1,132,430
Less accumulated depreciation and amortization	(812,489)	(796,448)
Property and equipment, net	332,014	335,982
Other assets:
Operating lease right-of-use assets	914,010	904,548
Intangible assets, net	262	277
Goodwill	47,161	47,161
Deferred tax assets	71,167	72,322
Other assets, net	214,138	210,623
Total other assets	1,246,738	1,234,931
	$1,790,775	$1,906,494
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$850	$818
Current operating lease liabilities	153,297	179,000
Accounts payable	24,695	31,105
Accrued liabilities	123,550	129,431
Total current liabilities	302,392	340,354
Long-term liabilities:
Long-term debt, net of current maturities	1,271,412	1,376,913
Long-term operating lease liabilities, net of current portion	792,183	776,094
Other long-term liabilities	205,345	206,494
Total long-term liabilities	2,268,940	2,359,501
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,510,007 and 82,369,714 issued, respectively	825	824
Capital in excess of par value	496,798	489,515
Retained earnings	1,704,766	1,636,211
Accumulated other comprehensive loss	(108,640)	(110,605)
Treasury stock, at cost, 60,287,482 and 59,646,773 shares, respectively	(2,874,306)	(2,809,306)
Total stockholders’ deficit	(780,557)	(793,361)
	$1,790,775	$1,906,494
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	April 11, 2021	April 12, 2020	April 11, 2021	April 12, 2020
Revenues:
Company restaurant sales	$85,962	$74,380	$200,240	$179,744
Franchise rental revenues	77,901	69,885	181,650	165,969
Franchise royalties and other	47,231	37,764	106,879	90,230
Franchise contributions for advertising and other services	46,123	34,128	106,989	87,887
	257,217	216,157	595,758	523,830
Operating costs and expenses, net:
Food and packaging	23,938	22,237	56,315	53,585
Payroll and employee benefits	26,440	24,261	61,371	56,151
Occupancy and other	13,349	12,570	31,184	28,528
Franchise occupancy expenses	48,904	48,341	114,073	112,858
Franchise support and other costs	3,341	2,971	6,614	7,647
Franchise advertising and other services expenses	47,104	35,734	109,799	90,958
Selling, general and administrative expenses	18,861	24,203	39,360	52,451
Depreciation and amortization	10,696	12,282	25,267	29,010
Impairment and other charges (gains), net	1,228	716	776	(8,575)
Gains on the sale of company-operated restaurants	(1,532)	—	(2,815)	(1,575)
	192,329	183,315	441,944	421,038
Earnings from operations	64,888	32,842	153,814	102,792
Other pension and post-retirement expenses, net	203	512	474	39,490
Interest expense, net	15,227	15,409	35,962	35,351
Earnings before income taxes	49,458	16,921	117,378	27,951
Income taxes	13,524	5,458	30,585	8,591
Net earnings	$35,934	$11,463	$86,793	$19,360

Earnings per share:
Basic	$1.58	$0.50	$3.80	$0.83
Diluted	$1.58	$0.50	$3.78	0.82

Dividends declared per common share	$0.40	$0.40	$0.80	$0.80

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	April 11, 2021	April 12, 2020	April 11, 2021	April 12, 2020
Net earnings	$35,934	$11,463	$86,793	$19,360
Other comprehensive income (loss):
Actuarial losses arising during the period	—	(61,090)	—	(32,507)
Actuarial losses and prior service costs reclassified to earnings	1,138	1,362	2,655	41,672
	1,138	(59,728)	2,655	9,165
Tax effect	(296)	15,503	(690)	(2,379)
Other comprehensive income (loss), net of taxes	842	(44,225)	1,965	6,786

Comprehensive income (loss)	$36,776	$(32,762)	$88,758	$26,146

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	April 11, 2021	April 12, 2020
Cash flows from operating activities:
Net earnings	$86,793	$19,360
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	25,267	29,010
Amortization of franchise tenant improvement allowances and other	1,534	1,765
Deferred finance cost amortization	3,013	3,046
Excess tax benefit from share-based compensation arrangements	(1,112)	(77)
Deferred income taxes	(882)	6,783
Share-based compensation expense	2,836	5,865
Pension and post-retirement expense	474	39,490
(Gains) losses on cash surrender value of company-owned life insurance	(9,352)	3,150
Gains on the sale of company-operated restaurants	(2,815)	(1,575)
Gains on the disposition of property and equipment, net	(1,931)	(10,170)
Non-cash operating lease costs	(11,870)	(13,118)
Impairment charges and other	1,340	133
Changes in assets and liabilities, excluding acquisitions:
Accounts and other receivables	(4,490)	(22,858)
Inventories	(288)	28
Prepaid expenses and other current assets	3,461	(10,350)
Accounts payable	(14,614)	20,660
Accrued liabilities	6,499	1,400
Pension and post-retirement contributions	(3,577)	(3,582)
Franchise tenant improvement allowance disbursements	(567)	(5,811)
Other	(1,175)	(4,222)
Cash flows provided by operating activities	78,544	58,927
Cash flows from investing activities:
Purchases of property and equipment	(22,928)	(12,777)
Proceeds from the sale of property and equipment	3,629	22,394
Proceeds from the sale and leaseback of assets	—	17,373
Proceeds from the sale of company-operated restaurants	965	1,575
Other	2,616	1,036
Cash flows (used in) provided by investing activities	(15,718)	29,601
Cash flows from financing activities:
Borrowings on revolving credit facilities	—	111,376
Repayments of borrowings on revolving credit facilities	(107,875)	(3,500)
Principal repayments on debt	(415)	(3,640)
Debt issuance costs	—	(216)
Dividends paid on common stock	(18,130)	(18,466)
Proceeds from issuance of common stock	4,340	3,559
Repurchases of common stock	(65,000)	(155,576)
Payroll tax payments for equity award issuances	(3,892)	(4,442)
Cash flows used in financing activities	(190,972)	(70,905)
Net (decrease) increase in cash and restricted cash	(128,146)	17,623
Cash and restricted cash at beginning of period	236,920	151,561
Cash and restricted cash at end of period	$108,774	$169,184

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. The following table summarizes the number of restaurants as of the end of each period:

	April 11, 2021	April 12, 2020
Company-operated	148	144
Franchise	2,080	2,102
Total system	2,228	2,246
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
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2021 and 2020 include 53 and 52 weeks, respectively. Our first quarter includes 16 weeks and all other quarters include 12 weeks, with the exception of the fourth quarter of fiscal 2021, which includes 13 weeks. All comparisons between 2021 and 2020 refer to the 12-weeks (“quarter”) and 28-weeks (“year-to-date”) ended April 11, 2021 and April 12, 2020, respectively, unless otherwise indicated.
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
Risks and uncertainties — The COVID-19 pandemic has continued to have varying degrees of disruption on our business. Throughout the pandemic substantially all of our restaurants have remained open, with the majority of our dining rooms closed and locations operating in an off-premise model, leveraging our drive-thru, carryout and delivery capabilities. We continue to prioritize the health and safety of team members and guests through adhering to all safety procedures that were implemented last year.
While we do not know the future impact COVID-19 will have on our business, or when our business will fully return to normal operations, we expect to see a continued impact from COVID-19 on our results in 2021.
Advertising costs — We administer a marketing fund which includes contractual contributions. In 2021 and 2020, marketing fund contributions from franchise and company-operated restaurants were approximately 5.0% of gross revenues, with the exception of our March and April 2020 marketing fees. In response to the economic burden associated with the COVID-19 pandemic, the Company reduced March 2020 marketing fees to 4.0% and postponed the collection of these fees over the course of 24 months. April 2020 marketing fees ranged from 2% to 4% based on annualized sales volumes and these fees were collected over three months beginning October 2020. As of April 11, 2021, postponed marketing fees which remain uncollected were $5.5 million, of which $4.4 million is included within “Accounts and other receivable, net” and $1.1 million is included within “Other assets, net” in our condensed consolidated balance sheet.
Total contributions made by the Company are included in “Selling, general, and administrative expenses” in the accompanying condensed consolidated statements of earnings and for the quarter and year-to-date totaled $4.3 million and $10.1 million, respectively, in 2021 and $3.5 million and $8.9 million, respectively, in 2020.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Restricted cash — In accordance with the terms of our securitized financing facility, certain cash balances are required to be held in trust. Such restricted cash primarily represents cash collections and cash reserves held by the trustee to be used for payments of quarterly interest and commitment fees required for the Class A-1 and Class A-2 Notes. Starting in the second quarter of 2020, with uncertainty surrounding COVID-19 events, we voluntarily elected to fund cash held in trust for one additional quarterly interest and commitment fee payment. This voluntary election was discontinued in the second quarter of 2021. As of April 11, 2021 and September 27, 2020, restricted cash balances were $18.1 million and $37.3 million, respectively.
Effect of new accounting pronouncements — In August 2018, the Financial Accounting Standards Board (“FASB”) issued guidance which aligns the requirements for capitalizing implementation costs in cloud computing arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted the standard in the first quarter of 2021. The adoption of this standard did not have a material impact to our consolidated financial statements.
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
The following table summarizes the activity in our allowance for doubtful accounts (in thousands):

Balance as of September 27, 2020	$(5,541)
Provision for expected credit losses	(476)
Write-offs charged against the allowance	19
Balance as of April 11, 2021	$(5,998)
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
Our franchise arrangements generally provide for an initial franchise fee of $50,000 per restaurant and generally require that franchisees pay royalty and marketing fees at 5% of gross sales. These arrangements also require franchisees to pay sourcing, technology, and other miscellaneous fees.
Disaggregation of revenue — The following table disaggregates revenue by primary source (in thousands):

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quarter		Year-to-date
	April 11, 2021	April 12, 2020	April 11, 2021	April 12, 2020
Sources of revenue:
Company restaurant sales	$85,962	$74,380	$200,240	$179,744
Franchise rental revenues	77,901	69,885	181,650	165,969
Franchise royalties	43,620	36,049	100,963	86,292
Marketing fees	42,317	30,550	98,093	79,385
Technology and sourcing fees	3,806	3,578	8,896	8,502
Franchise fees and other services	3,611	1,715	5,916	3,938
Total revenue	$257,217	$216,157	$595,758	$523,830
Contract liabilities — Our contract liabilities consist of deferred revenue resulting from initial fees received from franchisees for new restaurant openings or new franchise terms, which are recognized over the franchise term. We classify these contract liabilities as “Accrued liabilities” and “Other long-term liabilities” in our condensed consolidated balance sheets.
A summary of significant changes in our contract liabilities is presented below (in thousands):

	Year-to-date
	April 11, 2021	April 12, 2020
Deferred franchise fees at beginning of period	$43,541	$46,272
Revenue recognized	(3,075)	(3,061)
Additions	1,118	1,488
Deferred franchise fees at end of period	$41,584	$44,699
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied as of April 11, 2021 (in thousands):

Remainder of 2021	$2,397
2022	4,812
2023	4,661
2024	4,471
2025	4,241
Thereafter	21,002
$41,584
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
The following table presents rental income (in thousands):

	Quarter		Year-to-date
	April 11, 2021	April 12, 2020	April 11, 2021	April 12, 2020
Operating lease income - franchise	$54,142	$54,695	$126,384	$127,359
Variable lease income - franchise	23,759	15,190	55,266	38,610
Franchise rental revenues	$77,901	$69,885	$181,650	$165,969
Operating lease income - closed restaurants and other (1)	$1,360	$1,470	$3,225	$3,527
____________________________
(1)Primarily relates to closed restaurant properties included in “Impairment and other charges (gains), net” in our condensed consolidated statements of earnings.

5.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (2) (Level 1)	Significant Other Observable Inputs (2) (Level 2)	Significant Unobservable Inputs (2) (Level 3)
Fair value measurements as of April 11, 2021:
Non-qualified deferred compensation plan (1)	$18,066	$18,066	$—	$—
Total liabilities at fair value	$18,066	$18,066	$—	$—
Fair value measurements as of September 27, 2020:
Non-qualified deferred compensation plan (1)	$25,071	$25,071	$—	$—
Total liabilities at fair value	$25,071	$25,071	$—	$—
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
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of April 11, 2021 and September 27, 2020 (in thousands):

	April 11, 2021		September 27, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Class A-2 Notes	$1,290,251	$1,355,044	$1,290,251	$1,354,241
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.IMPAIRMENT AND OTHER CHARGES (GAINS), NET
Impairment and other charges (gains), net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 11, 2021	April 12, 2020	April 11, 2021	April 12, 2020
Costs of closed restaurants and other (1)	$441	$331	$1,464	$432
Restructuring costs	(2)	118	4	1,163
Losses (gains) on disposition of property and equipment, net (2)	229	267	(1,931)	(10,170)
Accelerated depreciation	560	—	1,239	—
	$1,228	$716	$776	$(8,575)
____________________________
(1)Costs of closed restaurants primarily include impairment charges as a result of our decision to close restaurants, ongoing costs associated with closed restaurants, and canceled project costs.
(2)Year-to-date 2021, includes gains on the sale of two real estate properties. Year-to-date 2020, includes a $10.8 million gain related to the sale of one of our corporate office buildings.

7.INCOME TAXES
The income tax provisions reflect tax rates of 27.3% in the second quarter and 26.1% year-to-date, compared with 32.3% and 30.7%, respectively, in fiscal year 2020. The major components of the year-over-year decrease in tax rates were a decrease in the impact of non-deductible compensation for certain officers, an increase in non-taxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans, and a decrease in non-deductible costs resulting from a California Private Attorney General Act lawsuit settled in the prior year, partially offset by an adjustment related to state taxes recorded in the second quarter of fiscal year 2021.

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
In the fourth quarter of 2019, the Company amended its Qualified Plan to add a limited lump sum payment window whereby certain terminated participants with a vested pension benefit could elect to receive either an immediate lump sum or a monthly annuity payment of their accrued benefit. The offering period began September 16, 2019 and ended October 31, 2019. The participants that elected a lump sum benefit under the program were paid in December 2019, which triggered settlement accounting. As a result of the offering, the Company’s Qualified Plan paid $122.3 million from its plan assets to those who accepted the offer, thereby reducing the plan’s pension benefit obligation. The transaction had no cash impact to the Company but did result in a non-cash settlement charge of $38.6 million in the first quarter of fiscal 2020. Routine lump sum payments made in the second quarter of fiscal 2020 resulted in a non-settlement charge of $0.3 million.
Post-retirement healthcare plans — We also sponsor two healthcare plans, closed to new participants, that provide post-retirement medical benefits to certain employees who have met minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and they contain other cost-sharing features such as deductibles and coinsurance.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-date
	April 11, 2021	April 12, 2020	April 11, 2021	April 12, 2020
Defined benefit pension plans:
Interest cost	$3,398	$3,669	$7,930	$8,745
Expected return on plan assets	(4,463)	(4,706)	(10,414)	(11,362)
Pension settlements (1)	—	321	—	38,927
Actuarial losses (1)	1,213	1,019	2,829	2,691
Amortization of unrecognized prior service costs (1)	4	19	10	45
Net periodic benefit cost	$152	$322	$355	$39,046
Post-retirement healthcare plans:
Interest cost	$130	$187	$303	$435
Actuarial (gains) losses (1)	(79)	3	(184)	9
Net periodic benefit cost	$51	$190	$119	$444
___________________________
(1)Amounts were reclassified from accumulated other comprehensive loss into net earnings as a component of “Other pension and post-retirement expenses, net.”
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2020, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for the Qualified Plan. Details regarding 2021 contributions are as follows (in thousands):

	SERP	Post-Retirement Healthcare Plans
Net year-to-date contributions	$3,060	$517
Remaining estimated net contributions during fiscal 2021	$2,163	$743
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

9.STOCKHOLDERS’ DEFICIT
Summary of changes in stockholders’ deficit — A reconciliation of the beginning and ending amounts of stockholders’ deficit is presented below (in thousands):

	Quarter		Year-to-date
	April 11, 2021	April 12, 2020	April 11, 2021	April 12, 2020
Balance at beginning of period	$(749,123)	$(841,153)	$(793,361)	$(737,584)
Shares issued under stock plans, including tax benefit	4,226	3,375	4,340	3,559
Share-based compensation expense	1,605	2,681	2,836	5,865
Dividends declared	(9,041)	(9,067)	(18,130)	(18,492)
Purchases of treasury stock	(65,000)	—	(65,000)	(153,550)
Net earnings	35,934	11,463	86,793	19,360
Other comprehensive income (loss), net of taxes	842	(44,225)	1,965	6,786
Cumulative-effect from a change in accounting principle	—	—	—	(2,870)
Balance at end of period	$(780,557)	$(876,926)	$(780,557)	$(876,926)
Repurchases of common stock — The Company repurchased 0.6 million shares of its common stock in the second quarter of fiscal 2021 at an average price of $101.45 per share for an aggregate cost of $65.0 million. There were no repurchases of common stock in the first quarter of fiscal 2021. As of April 11, 2021, this leaves $135.0 million remaining under share repurchase programs authorized by the Board of Directors, consisting of $35.0 million that expires in November 2021 and $100.0 million that expires in November 2022.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dividends — During 2021, the Board of Directors declared two cash dividends of $0.40 per common share totaling $18.2 million. Future dividends are subject to approval by our Board of Directors.

10.AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	April 11, 2021	April 12, 2020	April 11, 2021	April 12, 2020
Weighted-average shares outstanding – basic	22,723	22,803	22,863	23,339
Effect of potentially dilutive securities:
Nonvested stock awards and units	50	85	72	144
Stock options	9	—	8	—
Performance share awards	2	7	2	7
Weighted-average shares outstanding – diluted	22,784	22,895	22,945	23,490
Excluded from diluted weighted-average shares outstanding:
Antidilutive	32	362	39	307
Performance conditions not satisfied at the end of the period	36	77	36	77

11.COMMITMENTS AND CONTINGENCIES
Legal matters — We assess contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. As of April 11, 2021 and September 27, 2020, the Company had recorded aggregate liabilities of $3.9 million and $3.8 million, respectively, within “Accrued liabilities” on our condensed consolidated balance sheets, for all matters including those described below, that were probable and reasonably estimable. While we believe that additional losses beyond these accruals are reasonably possible, we cannot estimate a possible loss contingency or range of reasonably possible loss contingencies beyond these accruals.
Gessele v. Jack in the Box Inc. — In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. In November 2019, the court issued a ruling on various dispositive motions, disallowing a portion of plaintiffs’ claimed damages. The parties participated in a voluntary mediation on March 16, 2020, but the matter did not settle. The plaintiffs recently filed a motion for reconsideration of the court’s prior denial of class certification regarding meal and rest break claims which was denied by the court. The plaintiffs requested permission to seek appellate review of that decision, but that request was rejected by the Ninth Circuit. The trial of this matter was recently reassigned to a new judge and is scheduled for December 2021. The Company continues to dispute liability and the plaintiffs’ damage calculations and will continue to vigorously defend against the lawsuit.

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
Lease guarantees — We remain contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of April 11, 2021, the maximum potential liability of future undiscounted payments under these leases is approximately $26.4 million. The lease terms extend for a maximum of approximately 15 more years and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.

12.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	April 11, 2021	April 12, 2020
Non-cash investing and financing transactions:
Decrease in obligations for treasury stock repurchases	$—	$(2,025)
Increase (decrease) in obligations for purchases of property and equipment	$338	$(1,247)
Increase in dividends accrued or converted to common stock equivalents	$108	$65
Consideration for franchise acquisitions	$—	$859
Right-of use assets obtained in exchange for operating lease obligations	$92,723	$105,748
Right-of use assets obtained in exchange for finance lease obligations	$65	$132

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	April 11, 2021	September 27, 2020
Accounts and other receivables, net:
Trade	$87,284	$77,082
Notes receivable	1,714	1,193
Income tax receivable	1,119	1,591
Other	2,602	4,092
Allowance for doubtful accounts	(5,998)	(5,541)
	$86,721	$78,417
Other assets, net:
Company-owned life insurance policies	$120,164	$113,767
Deferred rent receivable	47,419	48,604
Franchise tenant improvement allowance	28,888	29,437
Other	17,667	18,815
	$214,138	$210,623
Accrued liabilities:
Payroll and related taxes	$26,427	$34,475
Insurance	23,383	25,310
Advertising	16,144	9,861
Sales and property taxes	8,760	22,038
Deferred franchise fees	4,999	4,934
Other	43,837	32,813
	$123,550	$129,431
Other long-term liabilities:
Defined benefit pension plans	$115,268	$120,811
Deferred franchise fees	36,585	38,607
Other	53,492	47,076
	$205,345	$206,494

14.SUBSEQUENT EVENTS
On May 7, 2021, the Board of Directors declared a cash dividend of $0.44 per common share, to be paid on June 11, 2021, to shareholders of record as of the close of business on May 26, 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2021 and 2020 refer to the 12-weeks (“quarter”) and 28-weeks (“year-to-date”) ended April 11, 2021 and April 12, 2020, respectively, unless otherwise indicated.
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
•Adjusted EBITDA represents net earnings on a generally accepted accounting principles (“GAAP”) basis excluding income taxes, interest expense, net, gains on the sale of company-operated restaurants, impairment and other charges (gains), net, depreciation and amortization, amortization of tenant improvement allowances and other, and pension settlement charges. We are presenting Adjusted EBITDA because we believe that it provides a meaningful supplement to net earnings of the Company's core business operating results, as well as a comparison to those of other similar companies. Management believes that Adjusted EBITDA, when viewed with the Company's results of operations in accordance with GAAP and the accompanying reconciliations within MD&A, provides useful information about operating performance and period-over-period change, and provides additional information that is useful for evaluating the operating performance of the Company's core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA permits investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
Same-store sales, system restaurant sales, franchised restaurant sales, AUVs, and Adjusted EBITDA are not measurements determined in accordance with GAAP and should not be considered in isolation, or as an alternative to earnings from operations, or other similarly titled measures of other companies.

IMPACT OF COVID-19
The COVID-19 pandemic has continued to have varying degrees of disruption on our business. Throughout the pandemic substantially all of our restaurants have remained open, with the majority of our dining rooms closed and locations operating in an off-premise capacity, leveraging our drive-thru, carryout and delivery capability. We have continued to follow the guidance of expert health authorities to ensure precautionary steps are taken to protect the health and safety of our employees and guests.
In fiscal 2020 during the last five weeks of the second quarter, upon the rise in “shelter-in-place” mandates and “social distancing” requirements across the country, system same-store sales decreased by 17.0%; however, starting in the third quarter and carrying into fiscal 2021, we have seen a significant acceleration of system same-store sales. The acceleration of sales during the last four quarters has been largely driven by average check growth which has more than offset a decline in traffic. It remains uncertain whether restaurant traffic will return to levels achieved prior to the outbreak of COVID-19.
While we do not know the future impact COVID-19 will have on our business, or when our business will fully return to normal operations, we expect to see a continued impact from COVID-19 on our results in 2021.
OTHER RECENT DEVELOPMENTS
On February 16, 2021, a Midwest franchisee that operated 68 restaurants filed for Chapter 11 bankruptcy. Of these restaurants, we sublease 50 of the locations to the franchisee and own the land and building for the remaining 18 locations. Through the bankruptcy proceedings, the franchisee may reject the franchise agreements and leases for a number of these locations, resulting in potential impairment costs related to future lease obligations. As of the date of this report, franchise and lease agreements related to 3 of the locations have been rejected. The franchisee’s restaurants continue to operate, and the franchisee has remained current with their obligations to us, except for certain obligations that were not yet due as of the bankruptcy filing date which were not material to our consolidated financial statements. However, the Company could see negative impacts to our results as we work through this franchisee’s bankruptcy.
OVERVIEW
As of April 11, 2021, we operated and franchised 2,228 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam.
The following summarizes the most significant events occurring in 2021, and certain trends compared to a year ago:
•System same-store sales — System same-store sales increased by 20.6% in the quarter and 15.9% year-to-date. Company restaurant same-store sales increased 14.5% in the quarter, reflecting average check growth of 19.9% and a 5.4% decrease in transactions. Franchise same-store sales increased 21.3% in the quarter.
•Company restaurant operations — Company restaurant costs, including food and packaging, payroll and employee benefits, and occupancy and other operating costs, as a percentage of sales decreased in the quarter to 74.1% from 79.4% in the prior year quarter, primarily due to sales leverage as well as a decrease in food and packaging costs as a percentage of company restaurant sales.
•Franchise operations — Franchise same-store sales increased by 21.3% in the quarter, driving higher royalty and rent revenues of $7.6 million and $8.0 million, respectively.
•Selling, general and administrative (“SG&A”) expenses — SG&A decreased by $5.3 million in the quarter, primarily due to favorable mark-to-market adjustments on investments supporting the Company’s non-qualified retirement plans, lower costs related to litigation matters, and lower insurance costs versus the prior year quarter.
•Adjusted EBITDA — Adjusted EBITDA increased in 2021 to $178.1 million from $122.9 million in the prior year.

RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Quarter		Year-to-date
	April 11, 2021	April 12, 2020	April 11, 2021	April 12, 2020
Revenues:
Company restaurant sales	33.4%	34.4%	33.6%	34.3%
Franchise rental revenues	30.3%	32.3%	30.5%	31.7%
Franchise royalties and other	18.4%	17.5%	17.9%	17.2%
Franchise contributions for advertising and other services	17.9%	15.8%	18.0%	16.8%
	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Food and packaging (1)	27.8%	29.9%	28.1%	29.8%
Payroll and employee benefits (1)	30.8%	32.6%	30.6%	31.2%
Occupancy and other (1)	15.5%	16.9%	15.6%	15.9%
Franchise occupancy expenses (2)	62.8%	69.2%	62.8%	68.0%
Franchise support and other costs (3)	7.1%	7.9%	6.2%	8.5%
Franchise advertising and other services expenses (4)	102.1%	104.7%	102.6%	103.5%
Selling, general and administrative expenses	7.3%	11.2%	6.6%	10.0%
Depreciation and amortization	4.2%	5.7%	4.2%	5.5%
Impairment and other charges (gains), net	0.5%	0.3%	0.1%	(1.6)%
Gains on the sale of company-operated restaurants	(0.6)%	—%	(0.5)%	(0.3)%
Earnings from operations	25.2%	15.2%	25.8%	19.6%
Income tax rate (5)	27.3%	32.3%	26.1%	30.7%
____________________________
(1)As a percentage of company restaurant sales.
(2)As a percentage of franchise rental revenues.
(3)As a percentage of franchise royalties and other.
(4)As a percentage of franchise contributions for advertising and other services.
(5)As a percentage of earnings before income taxes.

The following table summarizes changes in same-store sales for company-owned, franchised, and system-wide restaurants:

	Quarter		Year-to-date
	April 11, 2021	April 12, 2020	April 11, 2021	April 12, 2020
Company	14.5%	(4.1)%	10.4%	(0.1)%
Franchise	21.3%	(4.2)%	16.5%	(0.9)%
System	20.6%	(4.2)%	15.9%	(0.8)%
The following table summarizes changes in the number and mix of company and franchise restaurants:

	2021			2020
	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	144	2,097	2,241	137	2,106	2,243
New	—	6	6	—	16	16
Acquired from franchisees	4	(4)	—	8	(8)	—
Closed	—	(19)	(19)	(1)	(12)	(13)
End of period	148	2,080	2,228	144	2,102	2,246
% of system	7%	93%	100%	6%	94%	100%
The following table summarizes restaurant sales for company-owned, franchised, and total system sales (in thousands):

	Quarter		Year-to-date
	April 11, 2021	April 12, 2020	April 11, 2021	April 12, 2020
Company-owned restaurant sales	$85,962	$74,380	$200,240	$179,744
Franchised restaurant sales (1)	847,363	695,926	1,963,189	1,675,271
System sales (1)	$933,325	$770,306	$2,163,429	$1,855,015
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
Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):

	Quarter		Year-to-date
	April 11, 2021	April 12, 2020	April 11, 2021	April 12, 2020
Net earnings - GAAP	$35,934	$11,463	$86,793	$19,360
Income tax expense	13,524	5,458	30,585	8,591
Interest expense, net	15,227	15,409	35,962	35,351
Pension settlement charges	—	321	—	38,927
Gains on the sale of company-operated restaurants	(1,532)	—	(2,815)	(1,575)
Impairment and other charges (gains), net	1,228	716	776	(8,575)
Depreciation and amortization	10,696	12,282	25,267	29,010
Amortization of franchise tenant improvement allowances and other	673	614	1,534	1,765
Adjusted EBITDA - Non-GAAP	$75,750	$46,263	$178,102	$122,854

Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales. Percentages may not add due to rounding (dollars in thousands):

	Quarter				Year-to-date
	April 11, 2021		April 12, 2020		April 11, 2021		April 12, 2020
Company restaurant sales	$85,962		$74,380		$200,240		$179,744
Company restaurant costs:
Food and packaging	$23,938	27.8%	$22,237	29.9%	$56,315	28.1%	$53,585	29.8%
Payroll and employee benefits	$26,440	30.8%	$24,261	32.6%	$61,371	30.6%	$56,151	31.2%
Occupancy and other	$13,349	15.5%	$12,570	16.9%	$31,184	15.6%	$28,528	15.9%
Company restaurant sales increased $11.6 million, or 15.6% in the quarter and $20.5 million, or 11.4% year-to-date versus a year ago primarily due to average check growth, menu price increases, and an increase in the number of company-operated restaurants; partially offset by a decrease in traffic. The following table presents the approximate impact of these items on company restaurant sales in 2021 (in millions):

	Quarter	Year-to-date
AUV increase	$10.4	$17.1
Increase in the average number of restaurants	1.2	3.4
Total change in company restaurant sales	$11.6	$20.5
Same-store sales at company-operated restaurants increased 14.5% in the quarter and 10.4% year-to-date compared to a year ago. The following table summarizes the change in company-operated same store-sales versus a year ago:

	Quarter		Year-to-date
	April 11, 2021	April 12, 2020	April 11, 2021	April 12, 2020
Average check (1)	19.9%	6.4%	20.8%	4.2%
Transactions	(5.4)%	(10.5)%	(10.4)%	(4.3)%
Change in same-store sales	14.5%	(4.1)%	10.4%	(0.1)%
____________________________
(1)Amounts in 2021 include price increases of approximately 3.1% in the quarter and 3.3% year-to-date. Amounts in 2020 include price increase of approximately 2.4% in the quarter and 2.6% year-to-date.
Food and packaging costs as a percentage of company restaurant sales decreased to 27.8% in the quarter and 28.1% year-to-date in 2021 compared to 29.9% in the quarter and 29.8% year-to-date in 2020, driven by favorable changes in product mix and menu price increases, partially offset by higher costs for ingredients. Commodity costs increased in the quarter and year-to-date by approximately 1.7% and 1.6%, respectively, primarily due to increases in pork and oil, partially offset by a decrease in beef. For fiscal 2021, we currently expect commodity costs to increase by approximately 3% compared with fiscal 2020.
Payroll and employee benefit costs as a percentage of company restaurant sales decreased to 30.8% in the quarter and 30.6% year-to-date in 2021 compared to 32.6% in the quarter and 31.2% year-to-date in 2020, driven by sales leverage, which more than offset higher average wages resulting from wage inflation and a highly competitive labor market, and higher incentive compensation costs.
Occupancy and other costs, as a percentage of company restaurant sales, decreased to 15.5% in the quarter and 15.6% year-to-date in 2021 compared to 16.9% in the quarter and 15.9% year-to-date in 2020 primarily due to leverage from higher same-store sales and lower costs for maintenance and repairs, partially offset by higher costs for delivery fees as we continue to grow our delivery sales mix.

Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	April 11, 2021	April 12, 2020	April 11, 2021	April 12, 2020
Franchise rental revenues	$77,901	$69,885	$181,650	$165,969

Royalties	43,620	36,049	100,963	86,292
Franchise fees and other	3,611	1,715	5,916	3,938
Franchise royalties and other	47,231	37,764	106,879	90,230
Franchise contributions for advertising and other services	46,123	34,128	106,989	87,887
Total franchise revenues	$171,255	$141,777	$395,518	$344,086

Franchise occupancy expenses	$48,904	$48,341	$114,073	$112,858
Franchise support and other costs	3,341	2,971	6,614	7,647
Franchise advertising and other services expenses	47,104	35,734	109,799	90,958
Total franchise costs	$99,349	$87,046	$230,486	$211,462
Franchise costs as a percentage of total franchise revenues	58.0%	61.4%	58.3%	61.5%

Average number of franchise restaurants	2,071	2,085	2,075	2,086
Franchised restaurant sales	$847,363	$695,926	$1,963,189	$1,675,271
Franchised restaurant AUVs	$409	$334	$946	$803
Royalties as a percentage of total franchised restaurant sales	5.1%	5.2%	5.1%	5.2%
Franchise rental revenues increased $8.0 million, or 11.5% in the quarter, and $15.7 million or 9.4% year-to-date compared to the prior year, primarily due to higher percentage rent driven by higher franchise restaurant sales.
Franchise royalties and other increased $9.5 million, or 25.1% in the quarter, and $16.6 million, or 18.5% year-to-date compared to the prior year, primarily due to an increase in franchise restaurant sales driving royalties higher.
Franchise contributions for advertising and other services revenues increased $12.0 million, or 35.1% in the quarter and $19.1 million, or 21.7% year-to-date compared to the prior year, mainly due to an increase in marketing contributions due to higher franchise restaurant sales and as a result of reducing our marketing fees at the onset of the pandemic to provide additional financial support to our franchise operators.
Franchise occupancy expenses, primarily rent, increased $0.6 million in the quarter and $1.2 million year-to-date compared to the prior year, mainly due to annual base rent increases and higher costs for percentage rent expense.
Franchise support and other costs increased $0.4 million in the quarter, primarily due to higher incentive compensation, and decreased $1.0 million year-to-date, driven by a decrease in franchisee bad debt expense from specific franchise situations that occurred in the prior year.
Franchise advertising and other service expenses increased $11.4 million in the quarter and $18.8 million year-to-date compared to the prior year, primarily due to an increase in marketing contributions from our franchisees.
Depreciation and Amortization
Depreciation and amortization decreased by $1.6 million in the quarter and $3.7 million year-to-date compared to the prior year, primarily due to certain franchise building assets becoming fully depreciated.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in SG&A expenses compared with the prior year (in thousands):

	Increase/(Decrease)
	Quarter	Year-to-date
Advertising	$792	$1,243
Incentive compensation (including share-based compensation and related payroll taxes)	2,282	2,573
Cash surrender value of COLI policies, net	(5,914)	(8,578)
Litigation matters	(1,891)	(5,822)
Insurance	(2,064)	(2,356)
Other	1,453	(151)
	$(5,342)	$(13,091)
Advertising costs represent company contributions to our marketing fund and are generally determined as a percentage of company-operated restaurant sales. Advertising costs increased $0.8 million in the quarter and $1.2 million year-to-date compared to the prior year primarily due to higher company-operated restaurant sales, and a decrease in the contribution percentage in the prior year.
Incentive compensation increased by $2.3 million in the quarter and $2.6 million year-to-date versus a year ago primarily as a result of higher achievement levels compared to the prior year, partially offset by a decrease in stock-based compensation as a result of turnover at the executive level.
The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $5.9 million in the quarter and $8.6 million year-to-date compared to the prior year.
Litigation matters decreased by $1.9 million in the quarter and $5.8 million year-to-date primarily due to costs incurred in the prior year related to various employment litigation matters.
Insurance costs decreased by $2.1 million in the quarter and $2.4 million year-to-date, primarily due to favorable claim development factors related to our workers’ compensation liabilities.
Impairment and Other Charges (Gains), Net
Impairment and other charges (gains), net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 11, 2021	April 12, 2020	April 11, 2021	April 12, 2020
Costs of closed restaurants and other	$441	$331	$1,464	$432
Restructuring costs	(2)	118	4	1,163
Losses (gains) on disposition of property and equipment, net	229	267	(1,931)	(10,170)
Accelerated depreciation	560	—	1,239	—
	$1,228	$716	$776	$(8,575)
Impairment and other charges (gains), net increased by $0.5 million in the quarter and $9.4 million year-to-date. Year-to-date, the increase is primarily due to a $10.8 million gain related to the sale of one of our corporate office buildings in 2020, partially offset by a $2.2 million gain on the sale of two real estate properties in the first quarter of 2021.
Gains on the Sale of Company-Operated Restaurants
In 2021 and 2020, no company-operated restaurants were sold to franchisees. Amounts included in “Gains on the sale of company-operated restaurants” in all periods related to resolutions of certain contingencies from the sale of restaurants in prior years.

Other Pension and Post-Retirement Expenses, Net
Other pension and post-retirement expenses, net decreased by $0.3 million in the quarter and $39.0 million year-to-date versus the prior year, primarily due to non-cash settlement charges in 2020. Refer to Note 8, Retirement Plans, of the notes to the condensed consolidated financial statements for additional information.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 11, 2021	April 12, 2020	April 11, 2021	April 12, 2020
Interest expense	$15,241	$15,458	$35,980	$35,877
Interest income	(14)	(49)	(18)	(526)
Interest expense, net	$15,227	$15,409	$35,962	$35,351
Interest expense, net decreased by $0.2 million in the quarter and increased $0.6 million year-to-date compared with a year ago. In the quarter, the decrease is due to lower average debt balances compared to the prior year. Year-to-date, the increase is primarily due to a decrease in interest income versus the prior year.
Income Tax Expense
The income tax provisions reflect tax rates of 27.3% in the second quarter and 26.1% year-to-date, compared with 32.3% and 30.7%, respectively, in fiscal year 2020. The major components of the year-over-year decrease in tax rates were a decrease in the impact of non-deductible compensation for certain officers, an increase in non-taxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans, and a decrease in non-deductible costs resulting from a California Private Attorney General Act lawsuit settled in the prior year, partially offset by an adjustment related to state taxes recorded in the second quarter of fiscal year 2021.

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
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our Variable Funding Notes. As of April 11, 2021, the Company had $108.8 million of cash and restricted cash on its balance sheet and $110.5 million of borrowing availability under its Variable Funding Notes.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility including our Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Year-to-date
	April 11, 2021	April 12, 2020
Total cash provided by (used in):
Operating activities	$78,544	$58,927
Investing activities	(15,718)	29,601
Financing activities	(190,972)	(70,905)
Net cash flows	$(128,146)	$17,623
Operating Activities. Operating cash flows increased $19.6 million compared with a year ago, primarily due to higher net income adjusted for non-cash items of $9.6 million and favorable changes in working capital of $10.0 million, mainly as a result of higher collections on receivables due to postponing collections of marketing and rent payments from our franchisees in the prior year, and decreases in interest payments and franchise tenant improvements allowance disbursements, partially offset by a decrease in payables due to timing and extending payment terms in the prior year.
Pension and Post-Retirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2020, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for our qualified pension plan. In 2021, we contributed $3.6 million to our non-qualified pension plan and post-retirement plans.
Investing Activities. Cash provided by investing activities decreased by $45.3 million compared with a year ago, primarily due to $17.4 million of proceeds received in the prior year as a result of a sale and partial leaseback of a multi-tenant property, $18.8 million lower proceeds received on the sale of property and equipment, primarily due to proceeds received on the sale of a corporate office building in the prior year, and $10.2 million higher capital expenditures.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	April 11, 2021	April 12, 2020
Restaurants:
Restaurant facility expenditures	$8,442	$6,026
Purchases of assets intended for sale or sale and leaseback	10,343	417
Other, including information technology	1,639	1,967
	20,424	8,410
Corporate Services:
Information technology	658	2,926
Other, including facility improvements	1,846	1,441
	2,504	4,367

Total capital expenditures	$22,928	$12,777
In 2021, capital expenditures increased by $10.2 million compared to a year ago primarily due to a $9.9 million increase in purchases of assets intended for sale and leaseback. During 2021, we exercised our right of first refusal related to four leased restaurant properties which we intend to sell and leaseback within the next 12 months.
Financing Activities. Cash flows used in financing activities increased by $120.1 million compared with a year ago, primarily due to our repayment during the second quarter of $107.9 million of 2020 borrowings on our Variable Funding Notes, partially offset by a $90.6 million decrease in cash used for share repurchases.
Repurchases of Common Stock — The Company repurchased 0.6 million shares of its common stock in the second quarter of fiscal 2021 for an aggregate cost of $65.0 million. As of April 11, 2021, $135.0 million remained available under share repurchase programs authorized by the Board of Directors, consisting of $35.0 million that expires in November 2021 and $100.0 million that expires in November 2022.
Dividends — During 2021, the Board of Directors declared two quarterly cash dividends of $0.40 per common share totaling $18.2 million. On May 7, 2021, the Board of Directors declared a cash dividend of $0.44 per common share, representing a 10 percent increase from the prior dividend rate.
Long-Term Debt — As of April 11, 2021, we had $1.3 billion of outstanding borrowings under our securitized financing facility, comprised of total principal outstanding on the Class A-2 Notes (as defined below). During the second quarter of 2021, the Company fully paid down its outstanding borrowings on its Variable Funding Notes. As of April 11, 2021, borrowing availability under the Variable Funding Notes was $110.5 million.
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
Interest and principal payments on the Class A-2 Notes are payable on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. Exceeding the leverage ratio of 5.0x does not violate any covenant related to the Class A-2 Notes. As of September 27, 2020 and April 11, 2021, the Company’s actual leverage ratio was under 5.0x, and as a result, quarterly principal payments were not required.

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
Restricted Cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of April 11, 2021, the Master Issuer had restricted cash of $18.1 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-1 and A-2 Notes.
Covenants and Restrictions —The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of April 11, 2021, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
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

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended April 11, 2021, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 11, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — In the second quarter of 2021 we repurchased 0.6 million shares of our common stock for an aggregate cost of $65.0 million. As of April 11, 2021, there was $35.0 million remaining under the Board-authorized stock buyback program which expires in November 2021 and $100.0 million which expires in November 2022.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$200,000,000
January 18, 2021 - February 14, 2021	—	$—	—	$200,000,000
February 15, 2021 - March 14, 2021	566,528	$100.11	566,528	$143,286,701
March 15, 2021 - April 11, 2021	74,181	$111.71	74,181	$135,000,010
Total	640,709		640,709

ITEM 3.        DEFAULTS OF SENIOR SECURITIES
None.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Item 5.03.    None.

ITEM 6.        EXHIBITS

Number	Description	Form	Filed with SEC
10.2.22*	Offer Letter by and between Steven Piano and Jack in the Box Inc., dated March 23, 2021	—	Filed herewith
10.2.23*	Offer Letter by and between Carlson Choi and Jack in the Box Inc., dated March 30, 2021	—	Filed herewith
10.2.24*	Melissa Corrigan Separation and Release Agreement, dated May 7, 2021	—	Filed herewith
10.2.25*	Andrew Martin Separation and Release Agreement, dated May 10, 2021	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema Document
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted in iXBRL

* Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ TIM MULLANY
Tim Mullany
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: May 12, 2021