Form 10-Q
period 2021-07-04
JACK IN THE BOX INC /NEW/
filed 2021-08-04
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2021
or
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
Yes  ☐    No  ☑
As of the close of business July 29, 2021, 21,671,547 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	July 4, 2021	September 27, 2020
ASSETS
Current assets:
Cash	$84,220	$199,662
Restricted cash	18,221	37,258
Accounts and other receivables, net	68,278	78,417
Inventories	2,120	1,808
Prepaid expenses	8,990	10,114
Current assets held for sale	3,255	4,598
Other current assets	4,123	3,724
Total current assets	189,207	335,581
Property and equipment:
Property and equipment, at cost	1,140,824	1,132,430
Less accumulated depreciation and amortization	(809,375)	(796,448)
Property and equipment, net	331,449	335,982
Other assets:
Operating lease right-of-use assets	924,210	904,548
Intangible assets, net	256	277
Goodwill	47,161	47,161
Deferred tax assets	72,419	72,322
Other assets, net	222,771	210,623
Total other assets	1,266,817	1,234,931
	$1,787,473	$1,906,494
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$858	$818
Current operating lease liabilities	153,217	179,000
Accounts payable	34,557	31,105
Accrued liabilities	137,018	129,431
Total current liabilities	325,650	340,354
Long-term liabilities:
Long-term debt, net of current maturities	1,272,405	1,376,913
Long-term operating lease liabilities, net of current portion	797,803	776,094
Other long-term liabilities	203,217	206,494
Total long-term liabilities	2,273,425	2,359,501
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,536,059 and 82,369,714 issued, respectively	825	824
Capital in excess of par value	499,668	489,515
Retained earnings	1,734,976	1,636,211
Accumulated other comprehensive loss	(107,798)	(110,605)
Treasury stock, at cost, 60,846,347 and 59,646,773 shares, respectively	(2,939,273)	(2,809,306)
Total stockholders’ deficit	(811,602)	(793,361)
	$1,787,473	$1,906,494
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Revenues:
Company restaurant sales	$91,892	$82,444	$292,132	$262,188
Franchise rental revenues	80,598	76,021	262,248	241,990
Franchise royalties and other	48,582	43,239	155,461	133,469
Franchise contributions for advertising and other services	48,386	40,571	155,375	128,458
	269,458	242,275	865,216	766,105
Operating costs and expenses, net:
Food and packaging	27,061	24,077	83,376	77,662
Payroll and employee benefits	27,356	25,085	88,727	81,236
Occupancy and other	14,103	12,334	45,287	40,862
Franchise occupancy expenses	48,824	48,612	162,897	161,470
Franchise support and other costs	2,722	2,692	9,336	10,339
Franchise advertising and other services expenses	49,168	42,176	158,967	133,134
Selling, general and administrative expenses	21,796	13,680	61,156	66,131
Depreciation and amortization	10,389	12,141	35,656	41,151
Impairment and other charges (gains), net	922	738	1,698	(7,837)
Gains on the sale of company-operated restaurants	(264)	(1,050)	(3,079)	(2,625)
	202,077	180,485	644,021	601,523
Earnings from operations	67,381	61,790	221,195	164,582
Other pension and post-retirement expenses, net	204	1,482	678	40,972
Interest expense, net	15,158	15,700	51,120	51,051
Earnings before income taxes	52,019	44,608	169,397	72,559
Income taxes	11,991	12,432	42,576	21,023
Earnings from continuing operations	40,028	32,176	126,821	51,536
Earnings from discontinued operations, net of income taxes	—	379	—	379
Net earnings	$40,028	$32,555	$126,821	$51,915

Net earnings per share - basic:
Earnings from continuing operations	$1.80	$1.41	$5.59	$2.22
Earnings from discontinued operations	—	0.02	—	0.02
Net earnings per share (1)	$1.80	$1.42	$5.59	$2.24
Net earnings per share - diluted:
Earnings from continuing operations	$1.79	$1.40	$5.57	$2.21
Earnings from discontinued operations	—	0.02	—	0.02
Net earnings per share (1)	$1.79	$1.42	$5.57	$2.23

Dividends declared per common share	$0.44	$—	$1.24	$0.80
____________________________
(1)Earnings per share may not add due to rounding.
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Net earnings	$40,028	$32,555	$126,821	$51,915
Other comprehensive income (loss):
Actuarial income (losses) arising during the period	—	19,666	—	(12,841)
Actuarial losses and prior service costs reclassified to earnings	1,139	1,494	3,794	43,166
	1,139	21,160	3,794	30,325
Tax effect	(297)	(5,493)	(987)	(7,872)
Other comprehensive income, net of taxes	842	15,667	2,807	22,453

Comprehensive income	$40,870	$48,222	$129,628	$74,368

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	July 4, 2021	July 5, 2020
Cash flows from operating activities:
Net earnings	$126,821	$51,915
Earnings from discontinued operations	—	379
Earnings from continuing operations	126,821	51,536
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	35,656	41,151
Amortization of franchise tenant improvement allowances and incentives	2,330	2,383
Deferred finance cost amortization	4,304	4,337
Excess tax benefit from share-based compensation arrangements	(1,164)	(71)
Deferred income taxes	(2,599)	12,567
Share-based compensation expense	3,338	7,612
Pension and post-retirement expense	678	40,972
Gains on cash surrender value of company-owned life insurance	(12,561)	(1,861)
Gains on the sale of company-operated restaurants	(3,079)	(2,625)
Gains on the disposition of property and equipment, net	(1,754)	(10,386)
Non-cash operating lease costs	(16,511)	(5,689)
Impairment charges and other	1,951	195
Changes in assets and liabilities, excluding acquisitions:
Accounts and other receivables	14,485	(38,783)
Inventories	(250)	14
Prepaid expenses and other current assets	1,194	(5,034)
Accounts payable	(9,821)	(2,756)
Accrued liabilities	20,611	15,755
Pension and post-retirement contributions	(4,961)	(4,921)
Franchise tenant improvement allowance and incentive disbursements	(8,009)	(9,384)
Other	(778)	(4,844)
Cash flows provided by operating activities	149,881	90,168
Cash flows from investing activities:
Capital expenditures	(35,157)	(16,736)
Proceeds from the sale of property and equipment	5,272	22,790
Proceeds from the sale and leaseback of assets	—	19,828
Proceeds from the sale of company-operated restaurants	1,229	2,625
Other	2,616	1,036
Cash flows (used in) provided by investing activities	(26,040)	29,543
Cash flows from financing activities:
Borrowings on revolving credit facilities	—	111,376
Repayments of borrowings on revolving credit facilities	(107,875)	(3,500)
Principal repayments on debt	(640)	(7,094)
Debt issuance costs	—	(216)
Dividends paid on common stock	(27,886)	(18,466)
Proceeds from issuance of common stock	6,646	3,559
Repurchases of common stock	(124,399)	(155,576)
Payroll tax payments for equity award issuances	(4,166)	(4,442)
Cash flows used in financing activities	(258,320)	(74,359)
Net (decrease) increase in cash and restricted cash	(134,479)	45,352
Cash and restricted cash at beginning of period	236,920	151,561
Cash and restricted cash at end of period	$102,441	$196,913
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

	July 4, 2021	July 5, 2020
Company-operated	148	144
Franchise	2,071	2,100
System	2,219	2,244
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
Certain prior period information on the condensed consolidated statement of cash flows has been reclassified to conform to the current year presentation.
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
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2021 and 2020 include 53 and 52 weeks, respectively. Our first quarter includes 16 weeks and all other quarters include 12 weeks, with the exception of the fourth quarter of fiscal 2021, which includes 13 weeks. All comparisons between 2021 and 2020 refer to the 12-weeks (“quarter”) and 40-weeks (“year-to-date”) ended July 4, 2021 and July 5, 2020, respectively, unless otherwise indicated.
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
Advertising costs — We administer a marketing fund which includes contractual contributions. In 2021 and 2020, marketing fund contributions from franchise and company-operated restaurants were approximately 5.0% of gross revenues, with the exception of our March and April 2020 marketing fees. In response to the economic burden associated with the COVID-19 pandemic, the Company reduced March 2020 marketing fees to 4.0% and postponed the collection of these fees over the course of 24 months. April 2020 marketing fees ranged from 2% to 4% based on annualized sales volumes and these fees were collected over three months beginning October 2020. As of July 4, 2021, postponed marketing fees which remain uncollected were $5.5 million, of which $4.4 million is included within “Accounts and other receivable, net” and $1.1 million is included within “Other assets, net” in our condensed consolidated balance sheet.
Total contributions made by the Company are included in “Selling, general, and administrative expenses” in the accompanying condensed consolidated statements of earnings and for the quarter and year-to-date totaled $4.6 million and $14.8 million, respectively, in 2021 and $3.9 million and $12.8 million, respectively, in 2020.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Restricted cash — In accordance with the terms of our securitized financing facility, certain cash balances are required to be held in trust. Such restricted cash primarily represents cash collections and cash reserves held by the trustee to be used for payments of quarterly interest and commitment fees required for the Class A-1 and Class A-2 Notes. Starting in the second quarter of 2020, with uncertainty surrounding COVID-19 events, we voluntarily elected to fund cash held in trust for one additional quarterly interest and commitment fee payment. This voluntary election was discontinued in the second quarter of 2021. As of July 4, 2021 and September 27, 2020, restricted cash balances were $18.2 million and $37.3 million, respectively.
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
The following table summarizes the activity in our allowance for doubtful accounts (in thousands):

Balance as of September 27, 2020	$(5,541)
Provision for expected credit losses	(502)
Write-offs charged against the allowance	19
Balance as of July 4, 2021	$(6,024)
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
Disaggregation of revenue — The following table disaggregates revenue by primary source (in thousands):

	Quarter		Year-to-date
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Sources of revenue:
Company restaurant sales	$91,892	$82,444	$292,132	$262,188
Franchise rental revenues	80,598	76,021	262,248	241,990
Franchise royalties	45,950	41,537	146,913	127,829
Marketing fees	44,305	36,757	142,398	116,142
Technology and sourcing fees	4,081	3,814	12,977	12,316
Franchise fees and other services	2,632	1,702	8,548	5,640
Total revenue	$269,458	$242,275	$865,216	$766,105

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
A summary of significant changes in our contract liabilities is presented below (in thousands):

	Year-to-date
	July 4, 2021	July 5, 2020
Deferred franchise fees at beginning of period	$43,541	$46,272
Revenue recognized	(4,415)	(4,249)
Additions	1,718	1,923
Deferred franchise fees at end of period	$40,844	$43,946
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied as of July 4, 2021 (in thousands):

Remainder of 2021	$1,225
2022	4,828
2023	4,677
2024	4,487
2025	4,257
Thereafter	21,370
$40,844
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
Franchise acquisitions — In 2021, we acquired four franchise restaurants in connection with exercising our right of first refusal. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The acquisition was not material to our condensed consolidated financial statements.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents rental income (in thousands):

	Quarter		Year-to-date
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Operating lease income - franchise	$53,762	$54,381	$180,146	$181,740
Variable lease income - franchise	26,836	21,640	82,102	60,250
Franchise rental revenues	$80,598	$76,021	$262,248	$241,990
Operating lease income - closed restaurants and other (1)	$1,377	$1,442	$4,602	$4,969
____________________________
(1)Primarily relates to closed restaurant properties included in “Impairment and other charges (gains), net” in our condensed consolidated statements of earnings.

5.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (2) (Level 1)	Significant Other Observable Inputs (2) (Level 2)	Significant Unobservable Inputs (2) (Level 3)
Fair value measurements as of July 4, 2021:
Non-qualified deferred compensation plan (1)	$18,524	$18,524	$—	$—
Total liabilities at fair value	$18,524	$18,524	$—	$—
Fair value measurements as of September 27, 2020:
Non-qualified deferred compensation plan (1)	$25,071	$25,071	$—	$—
Total liabilities at fair value	$25,071	$25,071	$—	$—
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
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of July 4, 2021 and September 27, 2020 (in thousands):

	July 4, 2021		September 27, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Class A-2 Notes	$1,290,251	$1,361,691	$1,290,251	$1,354,241
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.IMPAIRMENT AND OTHER CHARGES (GAINS), NET
Impairment and other charges (gains), net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Costs of closed restaurants and other (1)	$622	$890	$2,086	$1,322
Restructuring costs	—	2	4	1,165
Losses (gains) on disposition of property and equipment, net (2)	177	(216)	(1,754)	(10,386)
Accelerated depreciation	123	62	1,362	62
	$922	$738	$1,698	$(7,837)
____________________________
(1)Costs of closed restaurants primarily include impairment charges as a result of our decision to close restaurants, ongoing costs associated with closed restaurants, and canceled project costs.
(2)Year-to-date 2021, includes gains on the sale of real estate properties. Year-to-date 2020, includes a $10.8 million gain related to the sale of one of our corporate office buildings.

7.INCOME TAXES
The effective tax rate was 23.1% in the third quarter and 25.1% year-to-date fiscal year 2021, compared with 27.9% and 29.0%, respectively, in fiscal year 2020. The major components of the year-over-year decrease in tax rates were a decrease in the impact of non-deductible compensation for certain officers, an increase in non-taxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans, a decrease in non-deductible costs resulting from a California Private Attorney General Act lawsuit settled in the prior year, and the release of reserves on state tax credits and losses, partially offset by an adjustment related to state taxes recorded in the second quarter of fiscal year 2021.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-date
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Defined benefit pension plans:
Interest cost	$3,398	$3,581	$11,328	$12,326
Expected return on plan assets	(4,463)	(3,779)	(14,877)	(15,141)
Pension settlements (1)	—	103	—	39,030
Actuarial losses (1)	1,212	1,367	4,041	4,058
Amortization of unrecognized prior service costs (1)	5	20	15	65
Net periodic benefit cost	$152	$1,292	$507	$40,338
Post-retirement healthcare plans:
Interest cost	$130	$186	$433	$621
Actuarial (gains) losses (1)	(78)	4	(262)	13
Net periodic benefit cost	$52	$190	$171	$634
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
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2020, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for the Qualified Plan. Details regarding 2021 contributions are as follows (in thousands):

	SERP	Post-Retirement Healthcare Plans
Net year-to-date contributions	$4,371	$590
Remaining estimated net contributions during fiscal 2021	$852	$350
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

9.STOCKHOLDERS’ DEFICIT
Summary of changes in stockholders’ deficit — A reconciliation of the beginning and ending amounts of stockholders’ deficit is presented below (in thousands):

	Quarter		Year-to-date
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Balance at beginning of period	$(780,557)	$(876,926)	$(793,361)	$(737,584)
Shares issued under stock plans, including tax benefit	2,306	—	6,646	3,559
Share-based compensation expense	502	1,747	3,338	7,612
Dividends declared	(9,756)	—	(27,886)	(18,492)
Purchases of treasury stock	(64,967)	—	(129,967)	(153,550)
Net earnings	40,028	32,555	126,821	51,915
Other comprehensive income, net of taxes	842	15,667	2,807	22,453
Cumulative-effect from a change in accounting principle	—	—	—	(2,870)
Balance at end of period	$(811,602)	$(826,957)	$(811,602)	$(826,957)
Repurchases of common stock — The Company repurchased 1.2 million shares of its common stock in 2021 for an aggregate cost of $130.0 million. As of July 4, 2021, this leaves $70.0 million remaining under share repurchase programs authorized by the Board of Directors that expire in November 2022.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Repurchases of common stock in our condensed consolidated statement of cash flows for 2021 excludes $5.6 million traded in the quarter that settled in the fourth quarter.
Dividends — During the first, second, and third quarter of 2021, the Board of Directors declared cash dividends of $0.40, $0.40, and $0.44, respectively, totaling $28.1 million. Future dividends are subject to approval by our Board of Directors.

10.AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Weighted-average shares outstanding – basic	22,263	22,847	22,683	23,192
Effect of potentially dilutive securities:
Nonvested stock awards and units	52	62	66	123
Stock options	9	—	10	—
Performance share awards	2	7	2	7
Weighted-average shares outstanding – diluted	22,326	22,916	22,761	23,322
Excluded from diluted weighted-average shares outstanding:
Antidilutive	—	344	33	334
Performance conditions not satisfied at the end of the period	30	77	30	77

11.COMMITMENTS AND CONTINGENCIES
Legal matters — We assess contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. As of July 4, 2021 and September 27, 2020, the Company had recorded aggregate liabilities of $7.4 million and $3.8 million, respectively, within “Accrued liabilities” on our condensed consolidated balance sheets, for all matters including those described below, that were probable and reasonably estimable. We believe that the ultimate determination of liability in connection with legal claims pending against us, if any, in excess of amounts already provided for such matters in the consolidated financial statements, will not have a material adverse effect on our business, our annual results of operations, liquidity or financial position.
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
Lease guarantees — We remain contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of July 4, 2021, the maximum potential liability of future undiscounted payments under these leases is approximately $27.4 million. The lease terms extend for a maximum of approximately 17 more years and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.

12.DISCONTINUED OPERATIONS
The following table presents results of operations in periods which have been included in discontinued operations related to our former Qdoba business (in thousands):

	Quarter	Year-to-date
	July 5, 2020	July 5, 2020
Total revenues	$—	$—
Total costs and expenses (income) (1)	(527)	(527)
Earnings before income taxes	527	527
Income tax expense	148	148
Earnings from discontinued operations, net of income taxes	$379	$379
___________________________
(1)Activity primarily consists of resolutions on certain liabilities related to our discontinued operations, including self-insurance reserves and asset retirement obligations.

13.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	July 4, 2021	July 5, 2020
Non-cash investing and financing transactions:
Increase (decrease) in obligations for treasury stock repurchases	$5,568	$(2,025)
Increase (decrease) in obligations for purchases of property and equipment	$258	$(2,534)
Increase in dividends accrued or converted to common stock equivalents	$170	$65
Consideration for franchise acquisitions	$—	$859
Right-of-use assets obtained in exchange for operating lease obligations	$138,163	$143,604
Right-of-use assets obtained in exchange for finance lease obligations	$103	$132

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14.SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	July 4, 2021	September 27, 2020
Accounts and other receivables, net:
Trade	$69,304	$77,082
Income tax receivable	1,375	1,591
Notes receivable	1,219	1,193
Other	2,404	4,092
Allowance for doubtful accounts	(6,024)	(5,541)
	$68,278	$78,417
Other assets, net:
Company-owned life insurance policies	$123,374	$113,767
Deferred rent receivable	46,785	48,604
Franchise tenant improvement allowance	34,721	29,437
Other	17,891	18,815
	$222,771	$210,623
Accrued liabilities:
Payroll and related taxes	$29,396	$34,475
Insurance	22,411	25,310
Deferred rent income	17,777	1,687
Sales and property taxes	15,253	22,038
Advertising	12,972	9,861
Deferred franchise fees	4,945	4,934
Other	34,264	31,126
	$137,018	$129,431
Other long-term liabilities:
Defined benefit pension plans	$112,893	$120,811
Deferred franchise fees	35,899	38,607
Other	54,425	47,076
	$203,217	$206,494

15.SUBSEQUENT EVENTS
On July 30, 2021, the Board of Directors declared a cash dividend of $0.44 per common share, to be paid on September 3, 2021, to shareholders of record as of the close of business on August 18, 2021.
Subsequent to the end of the third quarter, we took possession of 16 franchise restaurants in a non-cash transaction. We are currently determining the fair value of the non-cash purchase price allocation using the acquisition method of accounting for business combinations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2021 and 2020 refer to the 12-weeks (“quarter”) and 40-weeks (“year-to-date”) ended July 4, 2021 and July 5, 2020, respectively, unless otherwise indicated.
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
We have included in our MD&A certain performance metrics that management uses to assess company performance and which we believe will be useful in analyzing and understanding our results of operations. These metrics include:
•Changes in sales at restaurants open more than one year (“same-store sales”), systemwide sales, franchised restaurant sales, and average unit volumes (“AUVs”). Same-store sales, restaurant sales, and AUVs are presented for franchised restaurants and on a systemwide basis, which includes company and franchise restaurants. Franchise sales represent sales at franchise restaurants and are revenues of our franchisees. We do not record franchise sales as revenues; however, our royalty revenues, marketing fees and percentage rent revenues are calculated based on a percentage of franchise sales. We believe franchise and system same-store sales, franchised restaurant sales and systemwide sales, and franchised restaurant sales AUV information are useful to investors as they have a direct effect on the Company’s profitability.
•Adjusted EBITDA represents net earnings on a generally accepted accounting principles (“GAAP”) basis excluding income taxes, interest expense, net, gains on the sale of company-operated restaurants, impairment and other charges (gains), net, depreciation and amortization, amortization of tenant improvement allowances and incentives, and pension settlement charges. We are presenting Adjusted EBITDA because we believe that it provides a meaningful supplement to net earnings of the Company's core business operating results, as well as a comparison to those of other similar companies. Management believes that Adjusted EBITDA, when viewed with the Company's results of operations in accordance with GAAP and the accompanying reconciliations within MD&A, provides useful information about operating performance and period-over-period change, and provides additional information that is useful for evaluating the operating performance of the Company's core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA permits investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
Same-store sales, systemwide sales, franchised restaurant sales, AUVs, and Adjusted EBITDA are not measurements determined in accordance with GAAP and should not be considered in isolation, or as an alternative to earnings from operations, or other similarly titled measures of other companies.

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
In fiscal 2020 during the last five weeks of the second quarter, upon the rise in “shelter-in-place” mandates and “social distancing” requirements across the country, system same-store sales decreased by 17.0%; however, starting in the third quarter and carrying into fiscal 2021, we have seen a significant acceleration of system same-store sales. The acceleration of sales has been largely driven by average check growth which has more than offset a decline in traffic. Although we continued to see positive movement in customer traffic compared to last year, it remains uncertain whether we will return to levels achieved prior to the pandemic.
While we do not know the future impact COVID-19 will have on our business, or when our business will fully return to normal operations, we expect to see continued labor and supply chain shortages resulting in higher costs in our results in 2021 and the foreseeable future.
OTHER RECENT DEVELOPMENTS
As previously announced, a franchisee that operated 68 restaurants in the Midwest filed for chapter 11 bankruptcy in February 2021. Of the 68 restaurants, we sublease 50 of the locations to the franchisee and own the land and building for the remaining 18 locations. Through the bankruptcy proceedings, the franchisee may reject the franchise agreements and leases for a number of these locations, resulting in potential impairment costs related to future lease obligations.
On May 5, 2021 the franchisee filed a motion with the court rejecting three of the locations, two of which were permanently closed in fiscal 2020. We have also reached agreement with the debtor regarding the timing for their intended rejection of the franchise agreements and leases for two additional restaurants, which rejection will coincide with the expiration of the master leases for such sites. The franchisee’s remaining 65 restaurants continue to operate with the franchisee remaining current with their obligations to us. The Company does not expect to acquire and operate any restaurants as part of the sale of these restaurants and our current expectation is the remaining restaurants will be transferred to one or more other franchise partners.
STRATEGY
In June 2021, we held a virtual Investor Day during which we provided an overview of our growth strategy, including additional details regarding its plans for unit growth, focus on unit economics, and future investments in digital and new store prototype.
Our strategies are rooted in two foundational principles which include:
•Shape a High-Performance Culture - The first foundational principle is shaping a caring high-performance culture focused on serving our people and franchisees well. If we do this, we are confident they will take care of our guests.
•Leverage Innovation and Technology Platforms - The second foundational principle is accentuating Jack's history of innovation and leveraging technology.
On top of these foundation principles are the following strategic pillars:
•Build Brand Loyalty by transforming our restaurant of the future design, reimaging existing restaurants, and enhancing the digital guest experience.
•Drive Operations Excellence by focusing on training in our restaurants, execution of brand standards and systems, and improving speed consistency.
•Grow Restaurant Profits by developing and implementing financial fundamentals, influencing pricing with a dynamic model, and building our data advantage.
•Expand Jack’s Reach by creating modular, diversified restaurant designs, building company-operated stores and seeding growth, fostering franchise financing and growth capital, and increasing franchise candidate and restaurant site lead generations.
The strategy builds on our historical strengths as a differentiated, challenger brand with a broad menu and operational capabilities, passionate and loyal guests, and committed team members and franchisees, and provides for investments in development and innovation that will deliver long term growth.

OVERVIEW
As of July 4, 2021, we operated and franchised 2,219 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam.
The following is a summary of our third quarter financial results compared to a year ago:
•System same-store sales — System same-store sales increased by 10.2% in the quarter and 14.0% year-to-date. Company restaurant same-store sales increased 9.0% in the quarter, reflecting average check growth of 4.8% and a 4.2% increase in transactions. Franchise same-store sales increased 10.3% in the quarter.
•Company restaurant operations — Company restaurant costs, including food and packaging, payroll and employee benefits, and occupancy and other operating costs, as a percentage of sales were flat in the quarter, primarily due to sales leverage offsetting an increase in commodities, labor and third-party delivery fees.
•Franchise operations — Franchised restaurant sales increased by 10.5% in the quarter, driving higher royalty and rent revenues of $5.3 million and $4.6 million, respectively.
•Selling, general and administrative (“SG&A”) expenses — SG&A increased by $8.1 million in the quarter, primarily due to higher costs related to litigation matters, unfavorable mark-to-market adjustments on investments supporting the Company’s non-qualified retirement plans, and higher insurance costs versus the prior year quarter.
•Adjusted EBITDA — Adjusted EBITDA increased in 2021 to $257.1 million from $195.7 million in the prior year.

RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Quarter		Year-to-date
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Revenues:
Company restaurant sales	34.1%	34.0%	33.8%	34.2%
Franchise rental revenues	29.9%	31.4%	30.3%	31.6%
Franchise royalties and other	18.0%	17.8%	18.0%	17.4%
Franchise contributions for advertising and other services	18.0%	16.7%	18.0%	16.8%
	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses, net:
Food and packaging (1)	29.4%	29.2%	28.5%	29.6%
Payroll and employee benefits (1)	29.8%	30.4%	30.4%	31.0%
Occupancy and other (1)	15.3%	15.0%	15.5%	15.6%
Franchise occupancy expenses (2)	60.6%	63.9%	62.1%	66.7%
Franchise support and other costs (3)	5.6%	6.2%	6.0%	7.7%
Franchise advertising and other services expenses (4)	101.6%	104.0%	102.3%	103.6%
Selling, general and administrative expenses	8.1%	5.6%	7.1%	8.6%
Depreciation and amortization	3.9%	5.0%	4.1%	5.4%
Impairment and other charges (gains), net	0.3%	0.3%	0.2%	(1.0)%
Gains on the sale of company-operated restaurants	(0.1)%	(0.4)%	(0.4)%	(0.3)%
Earnings from operations	25.0%	25.5%	25.6%	21.5%
Income tax rate (5)	23.1%	27.9%	25.1%	29.0%
____________________________
(1)As a percentage of company restaurant sales.
(2)As a percentage of franchise rental revenues.
(3)As a percentage of franchise royalties and other.
(4)As a percentage of franchise contributions for advertising and other services.
(5)As a percentage of earnings from continuing operations and before income taxes.

The following table summarizes changes in same-store sales for company-operated, franchised, and system restaurants:

	Quarter		Year-to-date
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Company	9.0%	4.1%	10.0%	1.2%
Franchise	10.3%	6.9%	14.5%	1.5%
System	10.2%	6.6%	14.0%	1.5%
The following table summarizes changes in the number and mix of company and franchise restaurants:

	2021			2020
	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	144	2,097	2,241	137	2,106	2,243
New	—	10	10	—	20	20
Acquired from franchisees	4	(4)	—	8	(8)	—
Closed	—	(32)	(32)	(1)	(18)	(19)
End of period	148	2,071	2,219	144	2,100	2,244
% of system	7%	93%	100%	6%	94%	100%
The following table summarizes restaurant sales for company-operated, franchised, and systemwide sales (in thousands):

	Quarter		Year-to-date
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Company-operated restaurant sales	$91,892	$82,444	$292,132	$262,188
Franchised restaurant sales (1)	889,558	804,791	2,852,746	2,480,062
Systemwide sales (1)	$981,450	$887,235	$3,144,878	$2,742,250
____________________________
(1)Franchised restaurant sales represent sales at franchised restaurants and are revenues of our franchisees. Systemwide sales include company and franchised restaurant sales. We do not record franchised sales as revenues; however, our royalty revenues, marketing fees and percentage rent revenues are calculated based on a percentage of franchised sales. We believe franchised and systemwide sales information is useful to investors as they have a direct effect on the Company's profitability.
Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):

	Quarter		Year-to-date
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Net earnings - GAAP	$40,028	$32,555	$126,821	$51,915
Earnings from discontinued operations, net of taxes	—	(379)	—	(379)
Income tax expense	11,991	12,432	42,576	21,023
Interest expense, net	15,158	15,700	51,120	51,051
Pension settlement charges	—	103	—	39,030
Gains on the sale of company-operated restaurants	(264)	(1,050)	(3,079)	(2,625)
Impairment and other charges (gains), net	922	738	1,698	(7,837)
Depreciation and amortization	10,389	12,141	35,656	41,151
Amortization of franchise tenant improvement allowances and incentives	796	618	2,330	2,383
Adjusted EBITDA - Non-GAAP	$79,020	$72,858	$257,122	$195,712

Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Quarter				Year-to-date
	July 4, 2021		July 5, 2020		July 4, 2021		July 5, 2020
Company restaurant sales	$91,892		$82,444		$292,132		$262,188
Company restaurant costs:
Food and packaging	$27,061	29.4%	$24,077	29.2%	$83,376	28.5%	$77,662	29.6%
Payroll and employee benefits	$27,356	29.8%	$25,085	30.4%	$88,727	30.4%	$81,236	31.0%
Occupancy and other	$14,103	15.3%	$12,334	15.0%	$45,287	15.5%	$40,862	15.6%
Company restaurant sales increased $9.4 million, or 11.5% in the quarter and $29.9 million, or 11.4% year-to-date versus a year ago primarily due to average check growth, menu price increases, and an increase in the number of company-operated restaurants. Year-to-date, the increase was partially offset by a decrease in traffic. The following table presents the approximate impact of these items on company restaurant sales in 2021 (in millions):

	Quarter	Year-to-date
AUV increase	$8.4	$25.5
Increase in the average number of restaurants	1.0	4.4
Total change in company restaurant sales	$9.4	$29.9
Same-store sales at company-operated restaurants increased 9.0% in the quarter and 10.0% year-to-date compared to a year ago. The following table summarizes the change in company-operated same store-sales versus a year ago:

	Quarter		Year-to-date
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Average check (1)	4.8%	20.2%	16.4%	9.1%
Transactions	4.2%	(16.1)%	(6.4)%	(7.9)%
Change in same-store sales	9.0%	4.1%	10.0%	1.2%
____________________________
(1)Amounts in 2021 include price increases of approximately 3.7% in the quarter and 3.4% year-to-date. Amounts in 2020 include price increase of approximately 3.0% in the quarter and 2.7% year-to-date.
Food and packaging costs as a percentage of company restaurant sales increased to 29.4% in the quarter and decreased to 28.5% year-to-date in 2021 compared to 29.2% in the quarter and 29.6% year-to-date in 2020. In the quarter, the 0.2% increase is due to a 1.4% increase in costs for commodities, partially offset by menu price increases of 0.9% and favorable sales mix of 0.3%. Year-to-date, the 1.1% decrease is driven by favorable sales mix of 1.1% and menu price increases of 0.8%, partially offset by a 0.8% increase in commodities. Commodity costs increased in the quarter and year-to-date by approximately 5.7% and 2.9%, respectively, primarily due to increases in pork and beverages, partially offset by a decrease in beef. For fiscal 2021, we expect annual commodity cost inflation to be up 4% to 5% compared with fiscal 2020.
Payroll and employee benefit costs as a percentage of company restaurant sales decreased to 29.8% in the quarter and 30.4% year-to-date in 2021 compared to 30.4% in the quarter and 31.0% year-to-date in 2020, primarily due to sales leverage, which more than offset labor inflation and higher incentive compensation costs. Labor inflation was approximately 8% in the quarter and 6% year-to-date. For fiscal 2021, we expect annual wage inflation to be up 7% to 8% compared with fiscal 2020.
Occupancy and other costs, as a percentage of company restaurant sales, increased to 15.3% in the quarter and decreased to 15.5% year-to-date in 2021 compared to 15.0% in the quarter and 15.6% year-to-date in 2020. In the quarter, the increase is primarily due to higher costs for delivery fees as we continue to grow our delivery sales mix, and higher maintenance and repair costs, partially offset by leverage from higher same-store sales. Year-to-date, the decrease is driven by leverage from higher same-store-sales and lower costs for maintenance and repairs, partially offset by higher costs for delivery fees.

Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Franchise rental revenues	$80,598	$76,021	$262,248	$241,990

Royalties	45,950	41,537	146,913	127,829
Franchise fees and other	2,632	1,702	8,548	5,640
Franchise royalties and other	48,582	43,239	155,461	133,469
Franchise contributions for advertising and other services	48,386	40,571	155,375	128,458
Total franchise revenues	$177,566	$159,831	$573,084	$503,917

Franchise occupancy expenses	$48,824	$48,612	$162,897	$161,470
Franchise support and other costs	2,722	2,692	9,336	10,339
Franchise advertising and other services expenses	49,168	42,176	158,967	133,134
Total franchise costs	$100,714	$93,480	$331,200	$304,943
Franchise costs as a percentage of total franchise revenues	56.7%	58.5%	57.8%	60.5%

Average number of franchise restaurants	2,063	2,079	2,072	2,084
Franchised restaurant sales	$889,558	$804,791	$2,852,746	$2,480,062
Franchised restaurant AUVs	$431	$387	$1,377	$1,190
Royalties as a percentage of total franchised restaurant sales	5.2%	5.2%	5.1%	5.2%
Franchise rental revenues increased $4.6 million, or 6.0% in the quarter, and $20.3 million or 8.4% year-to-date compared to the prior year, primarily due to higher percentage rent driven by higher franchised restaurant sales.
Franchise royalties and other increased $5.3 million, or 12.4% in the quarter, and $22.0 million, or 16.5% year-to-date compared to the prior year, due primarily to an increase in franchised restaurant sales driving royalty fees higher by $4.4 million and $19.1 million, respectively. Additionally, fees received in connection with the early termination of franchise agreements increased by $0.7 million in the quarter and $2.8 million year-to-date.
Franchise contributions for advertising and other services revenues increased $7.8 million, or 19.3% in the quarter, and $26.9 million or 21.0% year-to-date compared to the prior year, mainly as a result of higher marketing contributions. In the quarter and year-to-date, marketing contributions increased by $7.5 million and $26.9 million due to higher franchise sales and a reduction in contribution percentages in the prior year for March 2020 and April 2020 marketing fees in response to the pandemic. The decrease in marketing fee contribution percentages in the prior year resulted in lower fees of $2.9 million and $7.9 million in the quarter and year-to-date.
Franchise occupancy expenses, primarily rent, increased $0.2 million in the quarter and $1.4 million year-to-date compared to the prior year, mainly due to annual base rent increases and higher costs for percentage rent expense.
Franchise support and other costs were flat in the quarter and decreased $1.0 million year-to-date, primarily due to a decrease in franchisee bad debt expense from specific franchise situations that occurred in the first quarter of 2020.
Franchise advertising and other service expenses increased $7.0 million in the quarter and $25.8 million year-to-date compared to the prior year, primarily due to an increase in marketing contributions from our franchisees.
Depreciation and Amortization
Depreciation and amortization decreased by $1.8 million in the quarter and $5.5 million year-to-date compared to the prior year, primarily due to certain franchise building assets becoming fully depreciated.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in SG&A expenses compared with the prior year (in thousands):

	Increase/(Decrease)
	Quarter	Year-to-date
Advertising	$752	$1,995
Incentive compensation (including share-based compensation and related payroll taxes)	(1,357)	1,478
Cash surrender value of COLI policies, net	1,242	(7,336)
Litigation matters	3,359	(2,464)
Insurance	1,276	(1,080)
Other	2,844	2,432
	$8,116	$(4,975)
Advertising costs represent company contributions to our marketing fund and are generally determined as a percentage of company-operated restaurant sales. Advertising costs increased $0.8 million in the quarter and $2.0 million year-to-date compared to the prior year primarily due to higher company-operated restaurant sales, and a decrease in the contribution percentage in the prior year.
Incentive compensation decreased by $1.4 million in the quarter and increased by $1.5 million year-to-date compared to the prior year. In the quarter, the decrease is primarily due to a $1.2 million decrease in stock-based compensation as a result of turnover at the executive level. Year-to-date, the increase is primarily due to higher achievement levels compared to the prior year for the Company’s annual incentive plan, partially offset by a decrease of $4.3 million in stock-based compensation as a result of turnover at the executive level.
The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. In the quarter, the changes in market values had a negative impact of $1.2 million as a result of $2.6 million of gains recognized in the quarter compared to $3.8 million of gains in the prior year quarter. Year-to-date, the changes in market values had a positive impact of $7.3 million as a result of $9.0 million of gains recognized in the year compared to $1.7 million of gains in the prior year.
Litigation matters increased by $3.4 million in the quarter and decreased by $2.5 million year-to-date. In the quarter, the increase is related to ongoing litigation in the normal course of business. Year-to-date, the decrease is primarily due to a California Private Attorney General Act lawsuit settled in the prior year. Refer to Note 11, Commitments and Contingencies, of the notes to the condensed consolidated financial statements for additional information.
Insurance costs increased by $1.3 million in the quarter and decreased by $1.1 million year-to-date. In the quarter, insurance costs increased primarily due to a favorable change in the loss development factors related to our workers’ compensation liabilities a year ago. Year-to-date, the decrease is primarily due to more favorable trends in the current year related to expected losses associated with workers’ compensation claims.
Impairment and Other Charges (Gains), Net
Impairment and other charges (gains), net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Costs of closed restaurants and other	$622	$890	$2,086	$1,322
Restructuring costs	—	2	4	1,165
Losses (gains) on disposition of property and equipment, net	177	(216)	(1,754)	(10,386)
Accelerated depreciation	123	62	1,362	62
	$922	$738	$1,698	$(7,837)
Impairment and other charges, net increased by $0.2 million in the quarter and $9.5 million year-to-date. Year-to-date, the increase is primarily due to a $10.8 million gain related to the sale of one of our corporate office buildings in 2020.

Gains on the Sale of Company-Operated Restaurants
In 2021 and 2020, no company-operated restaurants were sold to franchisees. Amounts included in “Gains on the sale of company-operated restaurants” in all periods related to resolutions of certain contingencies from the sale of restaurants in prior years.
Other Pension and Post-Retirement Expenses, Net
Other pension and post-retirement expenses, net decreased $40.3 million year-to-date versus the prior year, primarily due to non-cash settlement charges of $39.0 million in 2020. Refer to Note 8, Retirement Plans, of the notes to the condensed consolidated financial statements for additional information.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 4, 2021	July 5, 2020	July 4, 2021	July 5, 2020
Interest expense	$15,206	$15,703	$51,186	$51,580
Interest income	(48)	(3)	(66)	(529)
Interest expense, net	$15,158	$15,700	$51,120	$51,051
Interest expense, net decreased by $0.5 million in the quarter and increased $0.1 million year-to-date compared with a year ago. In the quarter, the decrease is due to lower average debt balances as a result of paying down borrowings under our Variable Funding Notes during the second quarter of 2021. Year-to-date, the increase is mainly due to lower interest income versus the prior year.
Income Tax Expense
The effective tax rate was 23.1% in the third quarter and 25.1% year-to-date fiscal year 2021, compared with 27.9% and 29.0%, respectively, in fiscal year 2020. The major components of the year-over-year decrease in tax rates were a decrease in the impact of non-deductible compensation for certain officers, an increase in non-taxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans, a decrease in non-deductible costs resulting from a California Private Attorney General Act lawsuit settled in the prior year, and the release of reserves on state tax credits and losses, partially offset by an adjustment related to state taxes recorded in the second quarter of fiscal year 2021.

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
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our Variable Funding Notes. As of July 4, 2021, the Company had $102.4 million of cash and restricted cash on its balance sheet and $110.5 million of borrowing availability under its Variable Funding Notes.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility including our Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.

Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Year-to-date
	July 4, 2021	July 5, 2020
Total cash provided by (used in):
Operating activities	$149,881	$90,168
Investing activities	(26,040)	29,543
Financing activities	(258,320)	(74,359)
Net cash flows	$(134,479)	$45,352
Operating Activities. Operating cash flows increased $59.7 million compared with a year ago, primarily due to an increase of $61.4 million in Adjusted EBITDA, favorable collections of $36.9 million from the repayment of franchise marketing and rent payment deferrals provided in the prior year, and lower interest payments of $7.7 million. These increases were partially offset by higher rent payments of $20.0 million due to repayment of deferrals we received from our landlords in the prior year, and higher income tax payments of $21.6 million compared to prior year.
Pension and Post-Retirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2020, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for our qualified pension plan. In 2021, we contributed $5.0 million to our non-qualified pension plan and post-retirement plans.
Investing Activities. Cash used in investing activities increased by $55.6 million compared with a year ago, primarily due to $19.8 million of proceeds received in the prior year as a result of a sale and partial leaseback of a multi-tenant property,$18.4 million higher capital expenditures, and $17.5 million lower proceeds received on the sale of property and equipment, primarily due to proceeds received on the sale of a corporate office building in the prior year.
Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	July 4, 2021	July 5, 2020
Restaurants:
Remodel / refresh programs	$7,877	$4,256
Restaurant facility expenditures	4,984	4,129
Purchases of assets intended for sale and leaseback	15,528	417
Restaurant information technology	2,482	3,775
	30,871	12,577
Corporate Services:
Information technology	1,250	3,370
Corporate facilities	3,036	789
	4,286	4,159

Total capital expenditures	$35,157	$16,736
In 2021, capital expenditures increased by $18.4 million compared to a year ago primarily due to a $15.1 million increase in purchases of assets intended for sale and leaseback. During 2021, we exercised our right of first refusal related to four leased restaurant properties which we intend to sell and leaseback within the next 12 months.
Financing Activities. Cash flows used in financing activities increased by $184.0 million compared with a year ago, primarily due to our repayment during the second quarter of $107.9 million of 2020 borrowings on our Variable Funding Notes, partially offset by a $31.2 million decrease in cash used for share repurchases.
Repurchases of Common Stock — The Company repurchased 1.2 million shares of its common stock in 2021 for an aggregate cost of $130.0 million. Repurchases of common stock in our condensed consolidated statement of cash flows for 2021 excludes $5.6 million traded in the quarter that settled in the fourth quarter. As of July 4, 2021, this leaves $70.0 million remaining under share repurchase programs authorized by the Board of Directors that expire in November 2022.

Dividends — During the first, second, and third quarter of 2021, the Board of Directors declared cash dividends of $0.40, $0.40, and $0.44, respectively, totaling $28.1 million. On July 30, 2021, the Board of Directors declared a cash dividend of $0.44 per common share, to be paid on September 3, 2021, to shareholders of record as of the close of business on August 18, 2021. Future dividends are subject to approval by our Board of Directors.
Long-Term Debt — As of July 4, 2021, we had $1.3 billion of outstanding borrowings under our securitized financing facility, comprised of total principal outstanding on the Class A-2 Notes (as defined below). During the second quarter of 2021, the Company fully paid down its outstanding borrowings on its Variable Funding Notes. As of July 4, 2021, borrowing availability under the Variable Funding Notes was $110.5 million.
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
Interest and principal payments on the Class A-2 Notes are payable on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. Exceeding the leverage ratio of 5.0x does not violate any covenant related to the Class A-2 Notes. As of September 27, 2020, January 17, 2021, April 11, 2021, and July 4, 2021, the Company’s actual leverage ratio was under 5.0x, and as a result, quarterly principal payments were not required.
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
Restricted Cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of July 4, 2021, the Master Issuer had restricted cash of $18.2 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-1 and A-2 Notes.
Covenants and Restrictions —The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of July 4, 2021, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.

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

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended July 4, 2021, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 4, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — In the third quarter of 2021 we repurchased 0.6 million shares of our common stock for an aggregate cost of $65.0 million. As of July 4, 2021, this leaves $70.0 million remaining under share repurchase programs authorized by the Board of Directors that expire in November 2022.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$135,000,010
April 12, 2021 - May 9, 2021	—	$—	—	$135,000,010
May 10, 2021 - June 6, 2021	191,765	$114.31	191,765	$113,080,042
June 7, 2021 - July 4, 2021	367,100	$117.26	367,100	$70,032,499
Total	558,865		558,865

ITEM 3.        DEFAULTS OF SENIOR SECURITIES
None.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Item 5.03.    None.

ITEM 6.        EXHIBITS

Number	Description	Form	Filed with SEC
10.2.26*	Offer Letter by and between Tony Darden and Jack in the Box Inc., dated May 11, 2021	8-K	May 17, 2021
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema Document
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted in iXBRL

* Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ TIM MULLANY
Tim Mullany
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: August 4, 2021