Form 10-K
period 2021-10-03
JACK IN THE BOX INC /NEW/
filed 2021-11-23
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 3, 2021

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
Large accelerated filer ☑        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price reported on the NASDAQ Global Select Market — Composite Transactions as of April 9, 2021, was approximately $2.5 billion.
Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 17, 2021 — 21,013,361.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

PART I
Unless otherwise specified in this Annual Report on Form 10-K (“Annual Report”), or the context requires, Jack in the Box Inc. (NASDAQ: JACK) is referred to as the “Company,” “Jack in the Box,” or in the first-person notations of “we,” “us” and “our.”
ITEM 1.    BUSINESS
General
Jack in the Box Inc., based in San Diego, California, operates and franchises Jack in the Box® quick-service restaurants (“QSRs”). We opened our first restaurant in 1951 and have since become one of the nation’s largest hamburger chains. Based on number of restaurants, our top 10 major markets comprise approximately 70% of the total system, and Jack in the Box is at least the second largest QSR hamburger chain in seven of those major markets.
As of October 3, 2021, we operated and franchised 2,218 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam. Of the 2,218 restaurants at fiscal year-end, 2,055, or 93%, were franchised.
The Company operates as a single segment for reporting purposes. Our revenue is derived from sales by company-operated restaurants and by charging royalties, rent, advertising fees, and franchise and other fees to our franchisees.
Strategy
In June 2021, we held a virtual Investor Day and provided an overview of our growth strategy, including detail on plans for unit growth, transparency on unit economics, debut of our new store prototype, and focus on future investments in digital.
Our strategies are rooted in two foundational principles:
•Shape a High-Performance Culture - When we serve our people and our franchisees well, we will maximize the guest experience for all who interact with the brand.
•Leverage Innovation and Technology Platforms - Taking our history of strong innovation on menu and operations, and placing that same forward thinking on digital and technology development.
We use these principles as a guide while executing on our four strategic pillars:
•Build Brand Loyalty by transforming our restaurant design, improving the image of existing restaurants, and enhancing the digital experience for our guests.
•Drive Operations Excellence by evolving training efforts in our restaurants, execution of our brand standard systems, and improving speed and consistency.
•Grow Restaurant Profits by developing and implementing financial fundamentals, influencing pricing with a dynamic model, and building our data advantage.
•Expand Jack’s Reach by creating modular and flexible restaurant designs, building company-operated stores to help seed growth, fostering growth capital, and increasing franchise candidate and restaurant site lead generations.
This strategy builds on our historical strengths as a differentiated, challenger brand. Those strengths include our uniquely broad menu, operational capabilities, passionate and loyal guests, committed team members and franchisees, and ability to invest in development and innovation that will deliver long term growth.
Our Brand
Jack in the Box restaurants offer a broad selection of distinctive products including classic burgers like our Jumbo Jack® and innovative product lines such as Buttery Jack® burgers. We also offer quality products such as breakfast sandwiches with freshly cracked eggs, as well as craveable favorites such as tacos, curly fries, egg rolls, specialty sandwiches and real ice cream shakes, among many other items. We allow our guests to customize meals to their tastes and order any product on the menu when they want it, including breakfast at night, or burgers and chicken in the morning. Our trademark of variety and innovation has led to the development of five true dayparts: breakfast, lunch, snack, dinner, and late night.
During our 70 years as a brand, we were the first restaurant and burger chain to develop and expand the concept of drive-thru restaurants. In addition to drive-thru windows, most of our restaurants have seating capacities ranging from 20 to 100 people and are open 18-24 hours a day.

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
In addition, franchisees who lease an existing restaurant location from us, which primarily relate to when we have refranchised a restaurant, will pay monthly minimum rent, as well as percentage rent based on each month’s gross sales, if applicable. The typical percentage rent is 9.5% of gross sales.
Site Selection, Design, and Construction
Site selection for all new restaurants is made after an economic analysis and a review of demographic data and other information relating to population density, traffic, competition, restaurant visibility and access, available parking, surrounding businesses, and opportunities for market penetration. New restaurants developed by franchisees are constructed to brand standards and specifications using brand approved plans on properties that we have approved.
Jack in the Box offers multiple new restaurant prototype designs that feature different configurations and dining room sizes to provide maximum flexibility when considering properties for development. This flexibility enables the Company and franchisees to optimize the layout and configuration of a new restaurant with the property’s specific economic, demographic, geographic, or physical characteristics.
Based on a potential property’s geographical location, physical characteristics, local requirements, and size, as well as the prototype building selected for use, typical costs to develop a traditional restaurant, range from approximately $1.4 million to $2.0 million, excluding the land value. The majority of new Company restaurants are constructed on leased land or on land that is purchased and subsequently sold, along with the improvements, in sale and leaseback transactions. Upon completion of a sale and leaseback transaction, the Company’s initial cash investment is reduced to the cost of equipment, which typically ranges from approximately $0.3 million to $0.5 million.
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
Supply Chain
All of our company-operated and franchisee restaurants have a long-term contract with a third-party distributor. Under this contract, the distributor will provide distribution services to our Jack in the Box restaurants through August 2022 through seven distribution centers in the continental United States.
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
As of October 3, 2021, we had approximately 5,300 employees, of whom 4,900 were restaurant employees, 350 were corporate management and staff, and 40 were field operations management. Most of our employees are paid on an hourly basis, except manager, field operations management, and certain corporate positions. We employ both full-time and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations and meet the individual needs of our employees. As of the end of fiscal 2021, approximately 55% of our restaurant employees were part-time. We have not experienced any significant work stoppages.
Our Total Rewards framework includes pay and recognition, health and wellness, financial well-being, work/life happiness, culture and community, and learning and development. We are committed to providing employees with market-competitive pay and benefits and flexibility with respect to benefit choices. For our company-operated restaurant positions nationwide, positions are assigned to a pay range that best reflects market pricing of similar jobs in the restaurant industry and in the geographic location, and employees receive an automatic pay increase each time they work a certain number of hours provided performance is satisfactory. All corporate positions, field operations management, and restaurant management positions, including hourly assistant managers and team leaders, are eligible for performance-based cash incentives. Each incentive plan reinforces and rewards individuals for achievement of specific company and/or restaurant business goals.
We strive to ensure pay equity between our female employees and male employees performing equal or substantially similar work. Each year, we review the median pay of our male and female employees, share the results with the Board of Directors, and take remedial action as appropriate to ensure that male and female employees are paid equally.
We are committed to providing market-competitive, high-quality, and affordable benefits to meet the changing needs of our employees. We offer a robust benefits package that includes medical, dental, and vision insurance with health savings account (HSA) employer contributions and an HMO plan; company-paid basic term life insurance; wellness programs; an employee assistance program (EAP); disability insurance; a flexible spending account (FSA); legal services; pet insurance; and a 401(k) with company matching contributions. In addition, we recognize and support the growth and development of our employees and offer opportunities to participate in internal and external learning programs. We also hold regular restaurant level talent and development planning reviews to assist us with growing our internal restaurant teams.
We recognize our responsibility to take the steps necessary to create and maintain a safe and healthy work environment. All of our corporate and restaurant employees may report safety and security issues either through our risk management department or anonymously through our asset protection helpline. Reports are reviewed by our asset protection manager and are addressed appropriately by corporate partners and OSHA, if necessary. All of our corporate and restaurant employees may also report any ethics issues to our ethics hotline. We take every incident and report seriously and have detailed protocols regarding investigation, assessment and correction, safety communications, employee training, and record keeping.
Trademarks and Service Marks
The JACK IN THE BOX® name and logos are of material importance to us and are registered trademarks and service marks in the United States and elsewhere. In addition, we have registered or applied to register numerous service marks and trade names for use in our businesses, including the Jack in the Box design marks and various product names and designs. Our policy is to pursue registration of our important service marks and trademarks and to vigorously oppose any infringement of them. Generally, with the appropriate renewal and use, the registration of our service marks and trademarks will continue indefinitely.
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

We are subject to federal, state, and local laws governing restaurant menu labeling, as well as laws restricting the use of, or requiring disclosures about, certain ingredients used in food sold at our restaurants. We are also subject to federal, state, and local laws governing packaging and service ware.
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
Our marketing, advertising, and promotional programs are governed by various federal, state, and local laws and regulations concerning consumer protection, including the Telephone Consumer Protection Act.
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
We have processes in place to monitor compliance with all applicable laws and regulations governing our company operations.
Available Information
The Company’s corporate website can be found at www.jackintheboxinc.com. We make available free of charge at this website (under the caption “Investors — SEC Filings”) all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission (“SEC”). The SEC also maintains a website with the address of www.sec.gov that contains our reports, proxy and information statements, and other information.
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
Risks Related to the COVID-19 Pandemic
The COVID-19 pandemic has disrupted and may continue to disrupt our business, which has affected and could continue to materially affect our operations, financial condition, and results of operations for an extended period of time.
The COVID-19 pandemic outbreak, federal, state and local government responses to COVID-19 and our responses to the outbreak have all disrupted and may continue to disrupt our business.
Our operating results substantially depend upon our sales volumes, restaurant profitability, and financial stability, and to the extent we and/or our franchisees experience financial distress due to the COVID-19 pandemic, our operating results may be adversely impacted, potentially materially affecting our liquidity, financial condition, or results of operations.

Our business could be further disrupted if any of our company or franchised restaurant employees are diagnosed with COVID-19 since this could require us or our franchisees to quarantine some or all of a restaurant’s employees, disinfect the restaurant’s facilities, and/or reduce restaurant operating hours. If a significant percentage of our or our franchisees’ workforce is unable to work, whether because of illness, quarantine, limitations on travel or other government regulations or restrictions in connection with COVID-19, our results may be adversely impacted, potentially materially affecting our liquidity, financial condition, or results of operations. The impending federal vaccine mandate may also materially impact our results if we or our franchised restaurants were to lose employees and/or incur additional costs for testing as a result of the mandate.
Our business has been disrupted and could be further disrupted to the extent our suppliers, distributors, and/or third-party delivery partners are adversely impacted by the COVID-19 pandemic. If our suppliers, distributors, and/or third-party delivery partners experience labor shortages or their employees are unable to work, whether because of illness, quarantine, limitations on travel or other government restrictions in connection with COVID-19, we could face cost increases, shortages of food items, shortages of delivery services, and/or shortages of other supplies across our restaurants, and our results could be adversely impacted by such interruptions.
The COVID-19 outbreak also may have the effect of heightening many other risks disclosed herein, including, but not limited to, those related to consumer confidence, increase in food and commodity costs, supply chain interruptions, labor availability and cost, cybersecurity incidents, increased indebtedness, regulatory and legal complexity, governmental regulations, and our stock price.
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
Changes in customer preferences, demographic trends, and the number, type, and location of competing restaurants have great impact in the restaurant industry. Our sales and the revenue that we receive from franchisees could be impacted by changes in customer preferences related to dietary concerns, such as preferences regarding calories, sodium content, carbohydrates, fat, additives, and sourcing, or in response to environmental and animal welfare concerns. Such preference changes could result in customers favoring other foods to the exclusion of our menu items. If we fail to adapt to changes in customer preferences and trends, we may lose customers and our sales and the rents, royalties, and marketing fees we receive from franchisees may deteriorate.

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
We and our franchisees are subject to volatility in food and commodity costs and availability. Accordingly, our profitability depends in part on our ability to anticipate and react to changes in food costs and availability. As is true of all companies in the restaurant industry, we are susceptible to increases in food costs that are outside of our control. Factors that can impact food and commodity costs include general economic conditions, inflation, labor shortages, seasonal fluctuations, weather and climate conditions, energy costs, global demand, trade protections and subsidies, food safety issues, infectious diseases, possible terrorist activity, cyberattacks, transportation issues, currency fluctuations, product recalls, and government regulatory schemes. Additionally, some of our produce, meats, and restaurant supplies are sourced from outside the United States. Any new or increased import duties, tariffs, or taxes, or other changes in U.S. trade or tax policy, could result in higher food and commodity costs that would adversely impact our financial results.
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
We seek to manage food and commodity costs, including through extended fixed price contracts, strong category and commodity management, and purchasing fundamentals. However, certain commodities such as beef and pork, which currently represent approximately 16% and 6% respectively, of our commodity spend, do not lend themselves to fixed price contracts. We cannot assure you that we will successfully enter into fixed price contracts on a timely basis or on commercially favorable pricing terms. In addition, although our produce contracts contain predetermined price limits, we are subject to force majeure clauses resulting from weather or acts of God that may result in temporary spikes in costs.
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
Dependence on frequent deliveries of fresh produce and other food products subjects food service businesses such as ours to the risk that shortages or interruptions in supply could adversely affect the availability, quality or cost of ingredients or require us to incur additional costs to obtain adequate supplies. Deliveries of supplies may be affected by adverse weather conditions, natural disasters, labor shortages, or financial or solvency issues of our distributors or suppliers, product recalls, production disruptions such as mechanical failures, or other issues. Further, increases in fuel prices could result in increased distribution costs. In addition, if any of our distributors, suppliers, vendors, or other contractors fail to meet our quality or safety standards or otherwise do not perform adequately, or if any one or more of them seeks to terminate its agreement or fails to perform as anticipated, or if there is any disruption in any of our distribution or supply relationships or operations for any reason, our business reputation, financial condition, and results of operations may be materially affected.

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
Food safety is a top priority for our company, and we expend significant resources on food safety programs to ensure that our customers are able to enjoy safe and high-quality food products. These include a daily, structured food safety assessment and documentation process at our restaurants, and periodic third-party and internal audits to review the food safety performance of our vendors, distributors, and restaurants. Nonetheless, food safety risks cannot be completely eliminated, and food safety and food-borne illness issues do occur in the food service industry. Any report or publicity linking us to instances of food-borne illness or other food safety issues, including issues involving food tampering, natural or foreign objects, or other contaminants or adulterants in our food, could adversely affect our reputation, as well as our financial results. Furthermore, our reliance on food suppliers and distributors increases the risk that food-borne illness incidents could be introduced by third-party vendors outside our direct control. Although we test and audit these activities, we cannot guarantee that all food items are safely and properly maintained during transport or distribution throughout the supply chain.
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
Labor is a primary component of our operating costs. Increased labor costs due to factors such as competition for workers, labor shortages, labor market pressures, increased minimum wage requirements, paid sick leave or vacation accrual mandates, or other legal or regulatory changes, such as predictive scheduling, may adversely impact operating costs for us and our franchisees. Additional taxes or requirements to incur additional employee benefit costs, including the requirements of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) or any new or replacement healthcare requirements, could also adversely impact our operating costs.
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
We believe that our continued success will depend, in part, on our ability to attract and retain the services of skilled personnel. The loss of the services of, or our inability to attract and retain, such personnel could have a material adverse effect on our business, including reduced restaurant operating hours. We believe good managers and crew are a key part of our success, and we devote significant resources to recruiting and training our restaurant managers and crew. We aim to reduce turnover among our restaurant crews and managers in an effort to retain top performing employees and better realize our investment in training new employees. Any failure to do so may adversely impact our operating results by increasing training costs and making it more difficult to deliver outstanding customer service, which could have a material adverse effect on our financial results.
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
Food service businesses such as ours can be materially and adversely affected by severe weather conditions, such as severe storms, hurricanes, flooding, prolonged drought, or protracted heat or cold waves, and by natural disasters, such as earthquakes and wildfires, or “man-made” calamities such as terrorist incidents or civil unrest, and their aftermath. Such occurrences could result in lost restaurant sales, property damage, lost products, interruptions in supply, and increased costs.
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
•the negative impact of any re-imaging strategy if not adopted by franchisees or embraced by guests;
•delays in completion of construction or shortages of any equipment or construction materials;
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
•in new geographic markets where we have limited or no existing locations, the inability to successfully expand or acquire critical market presence for our brand, acquire name recognition, successfully market our products, or attract new customers;
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
Our highly-franchised business model presents a number of risks, and the failure of our franchisees to operate successful and profitable restaurants could negatively impact our business.
As of October 3, 2021, approximately 93% of our operating restaurant properties were franchised restaurants; therefore, our success increasingly relies on the financial success and cooperation of our franchisees, yet we have limited influence over their operations. Our income arises from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, profit from our remaining Company-operated restaurants. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. If our franchisees do not experience sales growth, our revenues and margins could be negatively affected as a result. Also, if sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, franchisee bankruptcies, restaurant closures, or delayed or reduced payments to us. Our success also increasingly depends on the willingness and ability of our independent franchisees to implement shared strategies and major initiatives, which may include financial investment, and to remain aligned with us on operating and promotional plans. Franchisees’ ability to contribute to the achievement of our plans is dependent in large part on the availability to them of funding at reasonable interest rates and may be negatively impacted by the financial markets in general or by the credit worthiness of our franchisees or the Company. As small businesses, some of our franchise operators may be negatively and disproportionately impacted by strategic initiatives, capital requirements, inflation, labor costs, employee relations issues, or other causes. In addition, franchisees’ business obligations may not be limited to the operation of Jack in the Box restaurants, making them subject to business and financial risks unrelated to the operation of our restaurants. These unrelated risks could adversely affect a franchisee’s ability to make payments to us or to make payments on a timely basis. We cannot assure you that our franchisees will successfully participate in our strategic or marketing initiatives or operate their restaurants in a manner consistent with our requirements, standards, and expectations. As compared to some of our competitors, our brand has relatively fewer franchisees who, on average, operate more restaurants per franchisee. There are significant risks to our business if a franchisee, particularly one who operates a large number of restaurants, encounters financial difficulties, including bankruptcy, or fails to adhere to our standards, projecting an image inconsistent with our brand or negatively impacting our financial results.

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
If we close a restaurant in a leased location, we may remain committed to perform our obligations under the applicable lease, which would include, among other things, payment of the base rent for the balance of the lease term. Additionally, the potential losses associated with our inability to cancel leases may result in our keeping open restaurant locations that are performing significantly below targeted levels. As a result, ongoing lease obligations at closed or underperforming restaurant locations could unfavorably impact our results of operations. In addition, at the end of the lease term and expiration of all renewal periods, we may be unable to renew the lease without substantial additional cost, if at all. As a result, we may be required to close or relocate a restaurant, which could subject us to construction and other costs and risks and may have an adverse effect on our operating performance.
Information and Technology Related Risks
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
A material failure or interruption of service, or a breach in the security of our computer systems caused by malware, ransomware or other attack, could cause reduced efficiency in operations, or other business interruptions; could negatively impact delivery of food to restaurants, or financial functions such as vendor payment, employee payroll and scheduling, franchise operations reporting, or our ability to receive customer payments through our POS or other systems, or could result in the loss or misappropriation of customer or employee data. Such events could negatively impact cash flows or require significant capital investment to rectify; result in damage to our business or reputation or loss of consumer or employee confidence; and lead to potential costs, fines, and litigation. Damage to our business or reputation or loss of consumer confidence may also result from any failure by our franchisees to implement standard computer systems and information technology, as we are dependent on our franchisees to adopt appropriate safeguards. These risks may be magnified by increased and changing regulations. The costs of compliance and risk mitigation planning, including increased investment in technology or personnel in order to protect valuable business or consumer information, have increased significantly in recent years, and may also negatively impact our financial results.
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
We collect and maintain personal information about our employees and our guests and are seeking to provide our guests with new digital experiences. These digital experiences will require us to open up access into our POS systems to allow for capabilities like mobile order and pay, third party delivery, and digital menu boards. The collection and use of personal information are regulated at the federal and state levels; such regulations include the California Consumer Privacy Act. We increasingly rely on cloud computing and other technologies that result in third parties holding significant amounts of customer, employee, and franchisee information on our behalf. There has been an increase over the past several years in the frequency and sophistication of attempts to compromise the security of these types of systems. If the security and information systems that we or our outsourced third-party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with applicable laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected by these types of security breaches or regulatory violations, which could impair our ability to attract and retain qualified employees.

We are subject to risks associated with our increasing dependence on digital commerce platforms and technologies to maintain and grow sales, and we cannot predict the impact that these digital commerce platforms and technologies, other new or improved technologies or alternative methods of delivery may have on consumer behavior and our financial results.
Advances in technologies, including advances in digital food order and delivery technologies, and changes in consumer behavior driven by such advances could have a negative effect on our business. Technology and consumer offerings continue to develop, and we expect that new and enhanced technologies and consumer offerings will be available in the future, including those with a focus on restaurant modernization, restaurant technology and digital engagement and ordering. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable guest proposition and can be successfully integrated into our business model. However, we cannot predict consumer acceptance or our success in implementing these digital platforms, delivery channels or systems or other technologies or their impact on our business.
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
General Business Risks
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
Under the Indenture, the Master Issuer has approximately $1.3 billion of outstanding debt as of October 3, 2021.
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
We are subject to complaints or litigation brought by current or former employees, customers, current or former franchisees, vendors, landlords, shareholders, competitors (e.g., intellectual property related claims), government agencies, or others. A judgment that is not covered by insurance or that is significantly in excess of our insurance coverage for any claims could materially adversely affect our financial results. In addition, regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend, and may divert management’s attention away from our operations and hurt our performance. Further, adverse publicity resulting from claims against us or our franchisees may harm our business or that of our franchisees.
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
Changes in tax laws, interpretations of existing tax law, or adverse determinations by tax authorities could adversely affect our income tax expense and income tax payments.
We are subject to income taxation at the federal, state, and local levels in the U.S. Any significant changes in income tax laws, including, but not limited to, income tax rate increases, authoritative interpretations of the tax laws, and/or comprehensive tax reform measures could adversely affect our financial condition or results of operations.
Risks Related to Government Regulations
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
Consumer Protection and Privacy Laws
We are subject to various federal, state, and local laws and regulations concerning consumer protection and privacy as it relates to our marketing, advertising, and promotional programs, including, but not limited to, the California Consumer Privacy Act and the Telephone Consumer Protection Act. Any damages, legal fees, or costs associated with litigating or resolving claims under any such law could be material.
Food Regulation
The Food Safety Modernization Act granted the FDA new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are not directly implicated by these requirements, our suppliers may initiate or otherwise be subject to food recalls or other consequences impacting the availability of certain products, which could result in adverse publicity, or require us to take actions that could be costly for us or otherwise impact our business and financial results.
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
Environmental Laws
We are subject to federal, state, and local environmental laws and regulations concerning the discharge, storage, handling, release, and disposal of hazardous or toxic substances, as well as local ordinances restricting the types of packaging we can use in our restaurants. If and to the extent any hazardous or toxic substances are present on or adjacent to any of our restaurant locations, we believe any such contamination would be the responsibility of one or more third parties and would have been or should be addressed by the responsible party. If the relevant third parties have not or do not address the identified contamination properly or completely, then under certain environmental laws, we could be held liable as an owner or operator to address any remaining contamination, sometimes without regard to whether we knew of, or were responsible for, the release or presence of hazardous or toxic substances. Any such liability could be material. Further, we may not have identified all of the potential environmental liabilities at our properties, and any such liabilities could have a material adverse effect on our financial results. We also cannot predict what environmental laws or laws regarding packaging will be enacted in the future, how existing or future environmental or packaging laws will be administered or interpreted, or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, such laws.

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
•Americans with Disabilities Act;
•payment cards;
•climate change, including regulations related to the potential impact of greenhouse gases, water consumption, or taxes on carbon emissions; and
•consumer protection and privacy obligations, including the California Consumer Privacy Act, the Telephone Consumer Protection Act, and other new or proposed federal and state regulations.

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
Compliance with current and future laws and regulations in a number of areas, including with respect to ingredients, nutritional content of our products, and packaging and service ware may be costly and time-consuming. Additionally, if consumer health regulations change significantly, we may be required to modify our menu offerings or packaging, and as a result, may experience higher costs or reduced demand associated with such changes. Some government authorities are increasing regulations regarding trans-fats and sodium. While we have removed all artificial or “added during manufacturing” trans fats from our ingredients, some ingredients have naturally occurring trans-fats. Future requirements limiting trans-fats or sodium content may require us to change our menu offerings or switch to higher cost ingredients. These actions may hinder our ability to operate in some markets or to offer our full menu in these markets, which could have a material adverse effect on our business. If we fail to comply with such laws and regulations, our business could also experience a material adverse effect.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following table sets forth information about our restaurant locations (by state) for all restaurants in operation as of October 3, 2021:

	Company- Operated	Franchise	Total
Arizona	5	168	173
California	107	835	942
Colorado	—	17	17
Hawaii	—	30	30
Idaho	—	33	33
Illinois	—	12	12
Indiana	—	3	3
Kansas	3	2	5
Louisiana	—	16	16
Missouri	1	54	55
Nevada	—	77	77
New Mexico	—	8	8
North Carolina	—	18	18
Ohio	—	2	2
Oklahoma	8	8	16
Oregon	16	34	50
South Carolina	—	9	9
Tennessee	—	9	9
Texas	23	569	592
Utah	—	3	3
Washington	—	147	147
Guam	—	1	1
	163	2,055	2,218
Of the total 2,218 restaurants, our interest in restaurant properties consists of the following:

	Company- Operated	Franchise	Total
Company-owned restaurant buildings:
On company-owned land	10	196	206
On leased land	57	555	612
Subtotal	67	751	818
Company-leased restaurant buildings on leased land	96	1,011	1,107
Franchise directly-owned or directly-leased restaurant buildings	—	293	293
Total restaurant buildings	163	2,055	2,218
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

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
Information about our Executive Officers
The following table sets forth the name, age, position, and years with the Company of each person who is an executive officer of Jack in the Box Inc. as of October 3, 2021:

Name	Age	Positions	Years with the Company
Darin Harris	52	Chief Executive Officer	1
Tim Mullany	46	Executive Vice President, Chief Financial Officer	—
Ryan Ostrom	46	Executive Vice President, Chief Marketing Officer	—
Tony Darden	51	Senior Vice President, Chief Operating Officer	—
Dean Gordon	59	Senior Vice President, Chief Supply Chain Officer	12
Tim Linderman	52	Senior Vice President, Chief Franchise and Corporate Development	—
Steven Piano	56	Senior Vice President, Chief People Officer	—
Sarah Super	45	Senior Vice President, Chief Legal and Risk Officer	8
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
Mr. Mullany has been Executive Vice President and Chief Financial Officer since January 2021. Mr. Mullany has more than 20 years of experience leading large companies as well as hyper-growth concepts, both public and private. He served as Chief Financial Officer of Body Firm Aerobics Inc d/b/a VASA Fitness from August 2018 until December 2020. Prior to that, Mr. Mullany served as the Chief Financial Officer of RAVE Restaurant Group, Inc., which owns, operates, franchises, and/or licenses Pie Five Pizza Co. and Pizza Inn restaurants and Pizza Inn Express kiosks domestically and internationally, from May 2014 to July 2018. Previously, from October 2011 to April 2014, Mr. Mullany held the Chief Financial Officer role at Restaurants Unlimited, Inc, an American food and beverage firm, and from April 2009 to February 2011, he held the Chief Financial Officer role at Consumer Capital Partners, a private investment, concept development, and strategic advisory firm that franchises and operates Smashburger and Quizno brands, among others. Mr. Mullany received a Master of Business Administration from Columbia Business School and holds a Bachelor of Science from Villanova University.
Mr. Ostrom has been Executive Vice President and Chief Marketing Officer since February 2021. Mr. Ostrom has over 15 years of marketing and branding experience. Previously, from June 2019 until February 2021, he served as the Chief Brand Officer for GNC Holdings, LLC, a health, wellness, and nutrition brand. Prior to that, from June 2015 to June 2019, he served as the Chief Digital Officer of Yum Brands Inc. Mr. Ostrom also has held roles at Kenmore, Craftsman & DieHard at Sears Holding Corporation, and Reebok.
Mr. Darden has been Senior Vice President and Chief Operating Officer since June 2021. He has more than 20 years of cross functional executive leadership experience. Most recently, he served as the President of Mooyah, LLC, a privately held American fast casual hamburger restaurant chain headquartered in Plano, TX from April 2019 until June 2021. Prior to that, from May 2017 until April 2019, Mr. Darden served as the Chief Operating Officer of Taco Bueno Restaurants, L.P. (“Taco Bueno”), a privately held quick serve restaurant chain headquartered in Farmers Branch, TX that operates Tex-Mex style restaurants throughout the American South and Southwest. Through its acquisition of Taco Bueno, from December 2018 until April 2019, Mr. Darden also served as the Chief Operating Officer of Sun Holdings, Inc., a multi-concept franchisee based in Dallas, TX which owns and operates restaurants across eight states among different brands including Arby’s, Burger King, CiCi’s Pizza, Golden Corral, Krispy Kreme, Popeyes, and Taco Bueno. From February 2011 to May 2017, he served as the Vice President of Operation of Panera, LLC, an American chain store of bakery-café casual restaurants. Mr. Darden received his Bachelor of Arts, Interpersonal Communications from Azusa Pacific University.

Mr. Gordon has been Senior Vice President, Chief Supply Chain Officer since November 2019. He previously served as its Vice President and Chief Supply Chain Officer from July 2017 to November 2019. He was previously Vice President of Supply Chain Services since October 2012, and Division Vice President of Purchasing from February 2009 to October 2012. Prior to joining the Company in February 2009, Mr. Gordon was Vice President of Supply Chain Management for Potbelly Sandwich Works from December 2005 to February 2009, and he held various positions with Applebee’s International from August 2000 to December 2005, most recently as Executive Director of Procurement. Mr. Gordon also held a number of positions at Prandium, Inc., an operator of multiple restaurant concepts, from October 1994 to August 2000. Mr. Gordon has over 25 years of Supply Chain Management experience.
Mr. Piano has been Senior Vice President, Chief People Officer since April 2021. He has over ten years of experience in leadership roles as Chief People Officer and Human Resource Officer. He most recently served as the Chief Human Resources Officer at GNC Holdings, LLC, a health, wellness, and nutrition brand, from January 2018 to April 2021. Prior to that, Mr. Piano was the Chief Human Resource Officer for MoneyGram International Inc., an American cross-border P2P payments and money transfer company, from August 2009 until April 2017. Mr. Piano has also held leadership positions with Lehman Brothers, Citibank, and others.
Mr. Linderman has been Senior Vice President, Chief Franchise and Corporate Development Officer since August 2021, and previously held the position of SVP, Franchise and Corporate Development since October 2020. He has over 18 years of experience in the franchise industry. He most recently served as Chief Development Officer of Ascent Hospitality Management, LLC, a restaurant management company, from July 2019 to October 2020. Prior to that, from January 2014 until July 2019, he was the Chief Development Officer at Global Franchise Group, LLC, where he oversaw franchise sales, real estate, and construction for Great American Cookies, Marble Slab Creamery, Pretzelmaker, MaggieMoo’s Ice Cream and Treatery and Hot Dog on a Stick. Before that, he was the Director of Franchise Development for Primrose School Franchising Company, and held that same position at Arby’s.
Ms. Super has been Senior Vice President, Chief Legal and Risk Officer since March 2020, served as Senior Vice President, General Counsel since November 2019, and previously served as Vice President and Associate General Counsel from May 2018 until November 2019. Prior to joining the Company in December 2013, she was a partner at the law firm of Gordon & Rees. Ms. Super has more than 15 years of legal experience.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock is traded on the NASDAQ Global Select Market under the symbol “JACK.”
Dividends. In fiscal 2021, the Board of Directors declared four cash dividends of $0.40, $0.40, $0.44, and $0.44, respectively. Our dividend is subject to the discretion and approval of our Board of Directors and our compliance with applicable law, and depends upon, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, and other factors that our Board of Directors may deem relevant.
Stock Repurchases. The following table sets forth information on our share repurchases of our common stock during the fourth quarter of 2021 (dollars in thousands, except per share data).

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs (1)
				$70,032
July 5, 2021 - August 1, 2021	18,453	$110.14	18,453	$68,000
August 2, 2021 - August 29, 2021	489,464	$102.43	489,464	$17,863
August 30, 2021 - October 3, 2021	169,211	$105.57	169,211	$—
Total	677,128		677,128
_____________________
(1)On November 19, 2021, the Board of Directors authorized an additional $200.0 million stock buy-back program that expires on November 20, 2023.
Stockholders. As of November 17, 2021, there were 517 stockholders of record.
Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes the equity compensation plans under which Company common stock may be issued as of October 3, 2021. Stockholders of the Company have approved all plans requiring such approval.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	318,874	$92.44	1,898,901
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

Performance Graph. The following graph compares the cumulative return to holders of the Company’s common stock at September 30th of each year to the yearly weighted cumulative return of a Peer Group Index and to the Standard & Poor’s (“S&P”) 500 Index for the same period. The below comparison assumes $100 was invested on September 30, 2016 in the Company’s common stock and in the comparison groups and assumes reinvestment of dividends. The Company uses a Peer Group to assess the competitive pay levels of our senior executives, and to evaluate program design elements. In its annual review of the Peer Group Index used to benchmark executive compensation for our executive officers, the Compensation Committee of the Board of Directors, in consultation with its independent compensation consultant, approved changes to the Peer Group Index to include companies that more closely aligned with our financial selection criteria and are highly-franchised.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Jack in the Box Inc., the S&P 500 Index,
2020 Peer Group and 2021 Peer Group

$300
$250
$200
$150
$100
$50
$0
9/16
9/17
9/18
9/19
9/20
9/21
Jack in the Box Inc.
S&P 500
2020 Peer Group
2021 Peer Group

	2016	2017	2018	2019	2020	2021
Jack in the Box Inc.	$100	$108	$90	$100	$89	$110
S&P 500 Index	$100	$119	$140	$146	$168	$218
2020 Peer Group (1)	$100	$100	$133	$155	$203	$275
2021 Peer Group (2)	$100	$116	$154	$148	$176	$220
________________________
(1)The 2020 Peer Group Index comprises the following companies: BJ’s Restaurants, Inc.; Bloomin’ Brands, Inc.; Brinker International, Inc.; The Cheesecake Factory Inc.; Chipotle Mexican Grill Inc.; Cracker Barrel Old Country Store, Inc.; Denny’s Corp.; Dine Brands Global Inc.; Domino’s Pizza, Inc.; Papa John's Int'l, Inc.; Red Robin Gourmet Burgers, Inc.; Texas Roadhouse, Inc.; and The Wendy’s Company.
(2)The 2021 Peer Group Index comprises the following companies: BJ's Restaurants Inc.; The Cheesecake Factory Inc.; Chuy's Holdings Inc.; Cracker Barrel Old Country Store, Inc.; Del Taco Restaurants Inc.; Denny's Corp.; Dine Brands Global Inc.; Domino's Pizza, Inc.; El Pollo Loco Holdings Inc.; Noodles & Co; Papa John's Int’l Inc.; Red Robin Gourmet Burgers, Inc.; Ruth's Hospitality Group Inc.; Shake Shack Inc.; Texas Roadhouse, Inc.; The Wendy’s Company; and Wingstop Inc.

ITEM 6.    RESERVED.

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
Comparisons under this heading refer to the 53-week period ended October 3, 2021 and 52-week period ended September 27, 2020 for fiscal 2021 and fiscal 2020, respectively. A comparison of our results of operations and cash flows for fiscal 2020 compared to fiscal 2019 can be found under Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 27, 2020.
Our MD&A consists of the following sections:
•Overview — a general description of our business and fiscal 2021 highlights.
•Results of Operations — an analysis of our consolidated statements of earnings for fiscal 2021 compared to fiscal 2020.
•Liquidity and Capital Resources — an analysis of our cash flows, including capital expenditures, share repurchase activity, dividends, and known trends that may impact liquidity.
•Critical Accounting Estimates — a discussion of accounting policies that require critical judgments and estimates.
We have included in our MD&A certain performance metrics that management uses to assess company performance and which we believe will be useful in analyzing and understanding our results of operations. These metrics include:
•Changes in sales at restaurants open more than one year (“same-store sales”), system restaurant sales, franchised restaurant sales, and average unit volumes (“AUVs”). Same-store sales, restaurant sales, and AUVs are presented for franchised restaurants. Franchise sales represent sales at franchise restaurants and are revenues of our franchisees. We do not record franchise sales as revenues; however, our royalty revenues and percentage rent revenues are calculated based on a percentage of franchise sales. We believe franchise and system same-store sales, franchised and system-wide sales, and AUV information are useful to investors as they have a direct effect on the Company’s profitability.
•Adjusted EBITDA represents net earnings on a generally accepted accounting principles (“GAAP”) basis excluding gains or losses from discontinued operations, income taxes, interest expense, net, gains on the sale of company-operated restaurants, impairment and other (gains) charges, net, depreciation and amortization, amortization of tenant improvement allowances and other, and pension settlement charges. We are presenting Adjusted EBITDA because we believe that it provides a meaningful supplement to net earnings of the Company's core business operating results, as well as a comparison to those of other similar companies. Management believes that Adjusted EBITDA, when viewed with the Company's results of operations in accordance with GAAP and the accompanying reconciliations within MD&A, provides useful information about operating performance and period-over-period change, and provides additional information that is useful for evaluating the operating performance of the Company's core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA permits investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
Same-store sales, system restaurant sales, franchised restaurant sales, AUVs, and Adjusted EBITDA are not measurements determined in accordance with GAAP and should not be considered in isolation, or as an alternative to earnings from operations, or other similarly titled measures of other companies.
OVERVIEW
Our Business
As of October 3, 2021, we operated and franchised 2,218 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam.
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

Impact of COVID-19
The COVID-19 pandemic has continued to have varying degrees of disruption on our business. Throughout the pandemic substantially all of our restaurants have remained open, with the majority of our dining rooms closed and locations operating in an off-premise capacity, leveraging our drive-thru, carryout and delivery capabilities. We have continued to follow the guidance of expert health authorities to ensure precautionary steps are taken to protect the health and safety of our employees and guests.
Our drive-thru, carryout, and delivery capabilities have positioned us to continue our strong systemwide sales growth in 2021; however, our business has been challenged by COVID-19 related labor availability and wage inflation. As a result of labor challenges, we and our franchisees have had to reduce hours of operations and keep dining rooms closed at certain locations.
While we have not had significant disruptions in our supply chain, we have experienced some product shortages and higher costs and inflationary pressures.
The pandemic has affected consumer behavior with increased focus on digital sales. We have seen significant growth in our digital sales and continue to support enhancements of our digital ordering and off-premise channels, such as delivery.
While we do not know the future impact COVID-19 will have on our business, we expect labor and supply chain challenges and inflation to continue into at least fiscal 2022.
Other Developments
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
On May 5, 2021 the franchisee filed a motion with the court rejecting three of the locations, two of which were permanently closed in fiscal 2020. On August 26, 2021, in response to a subsequent motion to reject two additional locations, the court authorized such rejections as of the dates previously agreed upon by the parties. On November 15, 2021, the franchisee filed an additional motion with the court rejected a total of 5 more locations. The franchisee’s remaining restaurants continue to operate with the franchisee remaining current with their obligations to us. The Company does not expect to acquire and operate any restaurants as part of the sale of these restaurants and our current expectation is the remaining restaurants will be transferred to one or more other franchise partners.
Financial Highlights for Fiscal 2021
•Systemwide sales for the year increased 13.1% as compared to 2020. The increase is inclusive of the favorable 53rd week in the fourth quarter of 2021, which resulted in incremental systemwide sales of $77.9 million. Excluding the 53rd week, systemwide sales in fiscal 2021 increased 11.0%.
•System same-store sales for the year increased 10.3%.
•Total revenues for the year increased 12.0%. The increase is inclusive of the favorable 53rd week in the fourth quarter of 2021, which resulted in incremental revenue of approximately $21.3 million.
•Earnings from operations for the year increased 25.7%.
•Net earnings and Diluted EPS increased 84.7% and 90.9%, respectively.
•Adjusted EBITDA increased in 2021 to $331.4 million from $274.2 million, or 21%. The increase is inclusive of the favorable 53rd week in the fourth quarter of 2021, which resulted in incremental Adjusted EBITDA of $5.6 million.
•Net units down 1.0% with 37 closures and 14 store openings during the year.

RESULTS OF OPERATIONS FOR FISCAL 2021 AND 2020
The following table presents certain income and expense items included in our consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.

	2021	2020
Revenues:
Company restaurant sales	33.9%	34.2%
Franchise rental revenues	30.3%	31.4%
Franchise royalties and other	17.9%	17.5%
Franchise contributions for advertising and other services	17.9%	17.0%
	100.0%	100.0%
Operating costs and expenses, net:
Food and packaging (1)	29.1%	29.4%
Payroll and employee benefits (1)	30.7%	30.5%
Occupancy and other (1)	15.9%	15.5%
Franchise occupancy expenses (2)	62.0%	65.5%
Franchise support and other costs (3)	6.4%	7.3%
Franchise advertising and other services expenses (4)	102.8%	104.2%
Selling, general and administrative expenses	7.2%	7.9%
Depreciation and amortization	4.1%	5.2%
Impairment and other gains, net	(0.3)%	(0.6)%
Gains on the sale of company-operated restaurants	(0.4)%	(0.3)%
Earnings from operations	25.4%	22.6%
Income tax rate (5)	25.2%	26.8%
________________________
(1)As a percentage of company restaurant sales.
(2)As a percentage of franchise rental revenues.
(3)As a percentage of franchise royalties and other.
(4)As a percentage of franchise contributions for advertising and other services.
(5)As a percentage of earnings from continuing operations and before income taxes.
The following table summarizes changes in same-store sales for company-operated, franchised, and system restaurants:

	2021	2020
Company	6.1%	3.1%
Franchise	10.7%	4.0%
System	10.3%	4.0%
The following table summarizes the changes in the number and mix of company and franchise restaurants:

	2021			2020
	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	144	2,097	2,241	137	2,106	2,243
New	—	14	14	—	27	27
Acquired from franchisees	20	(20)	—	8	(8)	—
Closed	(1)	(36)	(37)	(1)	(28)	(29)
End of year	163	2,055	2,218	144	2,097	2,241
% of system	7%	93%	100%	6%	94%	100%

The following table summarizes the restaurant sales for company-operated, franchised, and total systemwide restaurants (in thousands):

	2021	2020
Company-operated restaurant sales	$387,766	$348,987
Franchised restaurant sales (1)	3,767,574	3,323,745
Systemwide sales (1)	$4,155,340	$3,672,732
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
Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):

	2021	2020
Net earnings - GAAP	$165,755	$89,764
Earnings from discontinued operations, net of income taxes	—	(370)
Income taxes	55,852	32,727
Interest expense, net	67,458	66,743
Pension settlement charges	—	39,218
Gains on the sale of company-operated restaurants	(4,203)	(3,261)
Impairment and other gains, net	(3,382)	(6,493)
Depreciation and amortization	46,500	52,798
Amortization of franchise tenant improvement allowances and other	3,450	3,028
Adjusted EBITDA - Non-GAAP	$331,430	$274,154

Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	2021		2020
Company restaurant sales	$387,766		$348,987
Company restaurant costs:
Food and packaging	$113,006	29.1%	$102,449	29.4%
Payroll and employee benefits	$119,033	30.7%	$106,540	30.5%
Occupancy and other	$61,743	15.9%	$54,157	15.5%
Company restaurant sales increased $38.8 million, or 11.1%, in 2021 as compared with the prior year. In 2021, the increase was primarily driven by average check growth, menu price increases, an increase in the average number of restaurants and the impact of the 53rd week, partially offset by a decline in traffic. The following table presents the approximate impact of these items on company restaurant sales in 2021 (in millions):

2021 vs 2020
AUV increase	$24.0
Increase in the average number of restaurants	7.5
53rd week	7.3
Total change in company restaurant sales	$38.8

Same-store sales at company-operated restaurants increased 6.1% in 2021 compared to a year ago. The following table summarizes the increases (decreases) in company-operated same-store sales:

2021 vs. 2020
Transactions	(6.3)%
Average check (1)	12.4%
Change in same-store sales	6.1%
________________________
(1)Includes price increases of 3.5% in 2021.
Food and packaging costs as a percentage of company restaurant sales decreased by 0.3% to 29.1% in 2021 from 29.4% a year ago, primarily due to favorable sales mix of 0.8% and menu price increases of 0.9%, partially offset by a 1.3% increase in commodities. Commodity costs increased in the current fiscal year by approximately 5.1% primarily due to increases in pork and beverages. For fiscal 2022, we expect annual commodity cost inflation to be up 6% to 7% compared with fiscal 2021.
Payroll and employee benefit costs as a percentage of company restaurant sales increased to 30.7% in 2021 compared with 30.5% a year ago primarily due to labor inflation, higher incentive compensation costs and a change in the mix of restaurants due to franchisee acquisitions. Labor inflation was approximately 7.2% in the current fiscal year. For fiscal 2022, we expect annual wage inflation to be up 8% to 10% compared with fiscal 2021.
Occupancy and other costs as a percentage of company restaurant sales increased to 15.9% in 2021 from 15.5% a year ago due primarily to higher costs for delivery fees as we grow our delivery sales mix, higher costs for utilities and the acquisition of 20 restaurants with lower than average sales volumes; partially offset by leverage from higher same-store sales.
Franchise Operations
The following table presents franchise revenues and costs in each fiscal year and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	2021	2020
Franchise rental revenues	$346,634	$320,647

Royalties	193,908	171,407
Franchise fees and other	10,817	6,912
Franchise royalties and other	204,725	178,319
Franchise contributions for advertising and other services	204,545	173,553
Total franchise revenues	$755,904	$672,519

Franchise occupancy expenses	$214,913	$210,038
Franchise support and other costs	13,052	13,059
Franchise advertising and other services expenses	210,328	180,794
Total franchise costs	$438,293	$403,891
Franchise costs as a percentage of total franchise revenues	58.0%	60.1%

Average number of franchise restaurants	2,066	2,084
Franchised restaurant sales	$3,767,574	$3,323,745
Franchise restaurant AUV (1)	$1,790	$1,595
Royalties as a percentage of total franchise restaurant sales	5.1%	5.2%
________________________
(1)    2021 AUV is adjusted to exclude the 53rd week for the purpose of comparison to prior year.

Franchise rental revenues increased $26.0 million, or 8.1%, in 2021 compared to the prior year, primarily due to higher AUVs resulting in an increase in revenues from percentage rent. In 2021, additional rent revenue of approximately $6.5 million from a 53rd week also contributed to the increase.
Franchise royalties and other increased $26.4 million, or 14.8%, primarily due to higher royalties of $22.5 million as a result of higher AUVs and additional royalties of approximately $3.6 million from a 53rd week. Additionally, fees received in connection with the early termination of franchise agreements increased by $3.3 million.

Franchise contributions for advertising and other services increased $31.0 million, or 17.9%, primarily due to higher marketing contributions of $29.9 million, as a result of higher AUVs, additional contributions of approximately $3.5 million from a 53rd week, and a reduction in contribution percentages for March 2020 and April 2020 marketing fees in response to the pandemic which contributed to lower fees of $7.9 million in the prior year.
Franchise occupancy expenses, primarily rent, increased $4.9 million in 2021, primarily due to additional costs of approximately $4.0 million from a 53rd week.
Franchise support and other costs remained flat in 2021, primarily to lower bad debt expense of $1.7 million related to specific franchise situations that occurred in the prior year, offset by higher costs related to a franchise business conference and brand standard audits.
Franchise advertising and other service expenses increased $29.5 million, or 16.3% in 2021 primarily due to an increase in marketing contributions of $29.9 million.
Depreciation and Amortization
Depreciation and amortization decreased $6.3 million in 2021 as compared with the prior year, primarily due to certain of our franchise building assets becoming fully depreciated.
Selling, General and Administrative (“SG&A”) Expenses
The following table presents the increase (decrease) in SG&A expenses in 2021 compared with the prior year (in thousands):

2021 vs. 2020
Advertising (excluding 53rd week)	$2,083
Incentive compensation (including share-based compensation and related payroll taxes)	2,585
Cash surrender value of COLI policies, net	(6,206)
Litigation matters	1,162
Insurance	(1,351)
53rd week	1,844
Other	1,776
$1,893
Advertising costs represent company contributions to our marketing fund and are generally determined as a percentage of company-operated restaurant sales. Advertising costs, on a comparable 52-week basis, increased $2.1 million primarily due to higher company-operated restaurant sales and a decrease in the contribution percentage in the prior year.
Incentive compensation increased by $2.6 million in 2021 primarily due to higher achievement levels compared to the prior year for the Company’s annual incentive plan, partially offset by a $0.3 million decrease in stock-based compensation as a result of turnover at the executive level in the prior year.
The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $6.2 million versus the prior year as a result of $9.1 million of gains recognized in the year compared to $2.9 million of gains in the prior year.
Litigation matters increased by $1.2 million in 2021 primarily due to a $3.8 million favorable settlement received in the prior year from a class action lawsuit related to credit card interchange fees, partially offset by $2.6 million lower costs on certain employee and other litigation matters. Refer to Note 16, Commitments and Contingencies, of the notes to the consolidated financial statements for additional information.
Insurance costs decreased $1.4 million in 2021 versus the prior year primarily due to more favorable trends in the current year related to expected losses associated with workers’ compensation claims.

Impairment and Other Gains, Net
Impairment and other gains, net is comprised of the following (in thousands):

	2021	2020
Gains on disposition of property and equipment, net	(6,888)	(9,768)
Costs of closed restaurants and other	1,907	1,872
Accelerated depreciation	1,592	235
Restructuring costs	7	1,168
	$(3,382)	$(6,493)
Impairment and other gains, net decreased $3.1 million in 2021 versus the prior year primarily due to lower gains on the disposition of property and equipment of $2.9 million. In 2021, gains related to the sale of restaurant properties versus a gain on the sale of one of our corporate office buildings in the prior year. Refer to Note 9, Impairment and Other (Gains) Charges, Net, of the notes to the consolidated financial statements for additional information.
Gains on the Sale of Company-Operated Restaurants
In 2021 and 2020, no company-operated restaurants were sold to franchisees. Gains on the sale of company-operated restaurants in both periods pertain to meeting certain contingent consideration provisions included in restaurants sold in previous years.
Other Pension and Post-Retirement Expenses, Net
Other pension and post-retirement expenses, net decreased by $40.8 million in 2021 versus the prior year, primarily due to non-cash pension settlement charges of $39.2 million in the prior year. Refer to Note 12, Retirement Plans, of the notes to the consolidated financial statements for additional information regarding these charges.
Interest Expense, Net
Interest expense, net, is comprised of the following (in thousands):

	2021	2020
Interest expense	$67,600	$67,273
Interest income	(142)	(530)
Interest expense, net	$67,458	$66,743
Interest expense, net, increased $0.7 million in 2021 primarily due to interest from the 53rd contributing an additional $1.2 million and lower interest income of $0.4 million; partially offset by lower average borrowings as a result of paying down our Variable Funding Notes in 2021.
Income Taxes
The income tax provisions reflect effective tax rates of 25.2% and 26.8% in fiscal years 2021 and 2020, respectively. The major components of the year-over-year change in tax rates were a decrease in the impact of non-deductible compensation for certain officers, a decrease in nondeductible costs resulting from a California Private Attorney General Act lawsuit settled in the prior year, and an increase in non-taxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans, partially offset by an adjustment to state taxes recorded in the second quarter of fiscal year 2021.
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
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our Variable Funding Notes. As of October 3, 2021, the Company had $73.6 million of cash and restricted cash on its balance sheet and $110.5 million of borrowing availability under its Variable Funding Notes.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility including our Variable Funding Notes, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.

Cash Flows
The table below summarizes our cash flows from continuing operations activities for each of the last two fiscal years (in thousands):

	2021	2020
Total cash provided by (used in):
Operating activities	$201,122	$143,525
Investing activities	(20,929)	29,123
Financing activities	(343,545)	(87,289)
Net cash flows	$(163,352)	$85,359
Operating Activities. Operating cash flows increased $57.6 million compared with a year ago, primarily due to an increase in net income adjusted for non-cash items of $27.4 million and favorable changes in working capital of $30.2 million, primarily due to a favorable change in accounts receivable of $32.9 million, as a result of the repayment of franchise marketing and rent deferrals provided in the prior year, a favorable change in accrued liabilities of $24.8 million mainly from an increase in deferred rent income driven by collections of October rent in the 53rd week in fiscal 2021; partially offset by an unfavorable change in operating lease right-of-use assets and lease liabilities of $25.3 million due to payment of October rent in the 53rd week and the repayment of deferrals we received from our landlords in the prior year.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of the date of our last actuarial funding valuation for our qualified pension plan, there was no minimum contribution funding requirement. In 2021 and 2020, we contributed $6.1 million and $6.2 million, respectively, to our pension and postretirement plans. We do not anticipate making any contributions to our qualified defined benefit pension plan in fiscal 2022. For additional information, refer to Note 12, Retirement Plans, of the notes to the consolidated financial statements.
Investing Activities. Cash flows used in investing activities increased $50.1 million in 2021 compared to 2020, primarily due to $21.5 million higher capital expenditures, $15.9 million lower proceeds on sale and leaseback transactions, and $11.0 million lower proceeds received on the sale of property and equipment, primarily due to proceeds received on the sale of a corporate office building in the prior year.
Capital Expenditures — The composition of capital expenditures in each fiscal year is summarized in the table below (in thousands):

	2021	2020
Restaurants:
Remodel / refresh programs	$9,018	$6,000
Restaurant facility expenditures	7,491	3,495
Purchases of assets intended for sale and leaseback	15,538	440
Restaurant information technology	3,503	4,417
	35,550	14,352
Corporate Services:
Information technology	1,485	3,506
Corporate facilities	3,973	1,670
	5,458	5,176

Total capital expenditures	$41,008	$19,528
In 2021, capital expenditures increased by $21.5 million compared to a year ago primarily due to a $15.1 million increase in purchases of assets intended for sale and leaseback. In 2021 and 2020, we exercised our right of first refusal related to six and one leased restaurant properties, respectively.

We use sale and leaseback financing to lower the initial cash investment in our restaurants to the cost of the equipment, whenever possible. The following table summarizes the cash flow activity related to these transactions in each fiscal year (dollars in thousands):

	2021	2020
Number of restaurants sold and leased back	2	2
Proceeds from sale and leaseback of assets	$3,884	$19,828
Financing Activities. Cash flows used in financing activities increased by $256.3 million compared with a year ago, primarily due to our repayment during the second quarter of $107.9 million of 2020 borrowings on our Variable Funding Notes and an increase in stock repurchases of $44.4 million.
Repurchases of Common Stock — In fiscal 2021, the Company purchased 1.9 million shares of its common stock for an aggregate cost of $200.0 million. As of October 3, 2021, there was no remaining amount under share repurchase programs authorized by the Board of Directors.
On November 19, 2021, the Board of Directors authorized an additional $200.0 million stock buy-back program that expires on November 20, 2023.
Dividends — In fiscal 2021, the Board of Directors declared four quarterly cash dividends of $0.40 per share in the first and second quarter and $0.44 per share in the third and fourth quarter, totaling $37.6 million. Future dividends are subject to approval by our Board of Directors.
Long-Term Debt — As of October 3, 2021, our long-term debt consists of $1,290.3 million of total principal outstanding on the Class A-2 Notes (as defined below). Given the uncertainty arising from COVID-19, we took a precautionary measure and borrowed $107.9 under the Variable Funding Notes during the second quarter of 2020, which was fully repaid in the second quarter of 2021. As of October 3, 2021, we had no outstanding borrowings and $110.5 million of available borrowing capacity under our Variable Funding Notes, net of letters of credit issued of $39.5 million.
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
Interest and principal payments on the Class A-2 Notes are payable on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. Exceeding the leverage ratio of 5.0x does not violate any covenant related to the Class A-2 Notes. In 2021, the Company’s actual leverage ratio was under 5.0x, and as a result, quarterly principal payments were not required.
The legal final maturity date of the Class A-2 Notes is in August 2049, but it is expected that, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment dates of the Class A-2-I Notes, the Class A-2-II Notes and the Class A-2-III Notes will be August 2023, August 2026, and August 2029, respectively (the “Anticipated Repayment Dates”). If the Master Issuer has not repaid or refinanced the Class A-2 Notes prior to the respective anticipated repayment date, additional interest will accrue pursuant to the Indenture.
Restricted Cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of October 3, 2021, the Master Issuer had restricted cash of $18.2 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-1 and A-2 Notes.

Covenants and Restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of October 3, 2021, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
Contractual Obligations
Our cash requirements greater than twelve months from contractual obligations and commitments include:
Debt Obligations and Interest Payments — Refer to Note 7, Indebtedness, of the notes to the consolidated financial statements for further information of our obligations and the timing of expected payments.
Operating and Finance Leases — Refer to Note 8, Leases, of the notes to the consolidated financial statements for further information of our obligations and the timing of expected payments.
Purchase Commitments — Purchase obligations includes non-cancelable purchase commitments related to information technology agreements and volume commitments for beverage products. Refer to Note 16, Commitments and Contingencies, for further detail of our obligations and the timing of expected future payments.
Benefit Obligations — Refer to Note 12, Retirement Plans, of the notes to the consolidated financial statements for further information regarding our obligations and the timing of expected payments under our non-qualified defined benefit plan and postretirement healthcare plans.

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
Long-lived Assets — We review our long-lived assets, such as property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors that we consider important individually or in combination trigger an impairment review include, but are not limited to, bankruptcy proceedings or other significant financial distress of a lessee, significant underperformance relative to historical or projected operating results, significant changes in our business and/or negative industry or economic trends, or our expectation to dispose of long-lived assets before the end of their estimated useful lives. Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. The impairment test for long-lived assets requires us to assess the recoverability of long-lived asset groups by comparing their net carrying value to the sum of undiscounted estimated future cash flows expected to be generated through leases and/or subleases or by our individual company-operated restaurants. If the carrying amount of a long-lived asset group exceeds the sum of related undiscounted future cash flows, we recognize an impairment loss by the amount that the carrying value of the assets exceeds fair value. Our estimates of cash flows used to assess impairment are subject to a high degree of judgment and may differ from actual cash flows due to, among other things, changes in our business plans, operating performance, and economic conditions.
Self-Insurance — We are self-insured for a portion of our losses related to workers’ compensation, general liability and other legal claims, and health benefits. In estimating our self-insurance accruals, we utilize independent actuarial estimates of expected losses and assumptions related to the loss development factors, which are based on statistical analysis of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater number of claims occur compared to what was estimated, or should medical costs increase beyond what was expected, accruals might not be sufficient, and additional expense may be recorded.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk — The Company is exposed to interest rate increases under its $150.0 million Variable Funding Notes; however, the Company had no outstanding borrowings under its Variable Funding Notes as of October 3, 2021.
Commodity Price Risk —The Company is also exposed to the impact of commodity and utility price fluctuations. Many of the ingredients we use are commodities or ingredients that are affected by the price of other commodities, weather, seasonality, production, availability, and various other factors outside our control. In order to minimize the impact of fluctuations in price and availability, we monitor the primary commodities we purchase and may enter into purchasing contracts and pricing arrangements when considered to be advantageous. However, certain commodities remain subject to price fluctuations. We are exposed to the impact of utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs for commodities and utilities through higher prices is limited by the competitive environment in which we operate.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements, related financial information, and the Report of Independent Registered Public Accounting Firm required to be filed are indexed on page F-1 and are incorporated herein.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
a.Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended October 3, 2021, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
b.Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended October 3, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
c.Management’s Report on Internal Control Over Financial Reporting
Management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management, under the oversight of our principal executive officer, principal financial officer, and Audit Committee, assessed the effectiveness of the Company’s internal control over financial reporting as of October 3, 2021. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of October 3, 2021, the Company’s internal control over financial reporting was effective, at a reasonable assurance level, based on these criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which follows.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Jack in the Box Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Jack in the Box Inc. and subsidiaries’ (the Company) internal control over financial reporting as of October 3, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 3, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 3, 2021 and September 27, 2020, the related consolidated statements of earnings, comprehensive income, stockholders’ deficit, and cash flows for the fifty-three week period ended October 3, 2021, and for each of the fifty-two week periods ended September 27, 2020, and September 29, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated November 23, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/    KPMG LLP
San Diego, California
November 23, 2021

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
That portion of our definitive Proxy Statement appearing under the captions “Election of Directors,” “Director Qualifications and Biographical Information,” and “Committees of the Board” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 3, 2021 and to be used in connection with our 2022 Annual Meeting of Stockholders is hereby incorporated by reference.
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
We have adopted a Code of Ethics, which applies to all Jack in the Box Inc. directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Controller, and all of the financial team. The Code of Ethics is posted on the Company’s corporate website, www.jackintheboxinc.com (under the “Investors — Governance — Governance Documents — Code of Conduct” caption) and is available in print free of charge to any stockholder upon request. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Controller or persons performing similar functions, by posting such information on our corporate website. No such waivers have been issued during fiscal 2021.
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
ITEM 11.    EXECUTIVE COMPENSATION
That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation,” “Director Compensation and Stock Ownership Requirements,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 3, 2021 and to be used in connection with our 2022 Annual Meeting of Stockholders is hereby incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 3, 2021 and to be used in connection with our 2022 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which Company common stock may be issued as of October 3, 2021 is set forth in Item 5 of this Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
That portion of our definitive Proxy Statement appearing under the caption “Certain Relationships and Related Transactions” and “Directors’ Independence,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after October 3, 2021 and to be used in connection with our 2022 Annual Meeting of Stockholders is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
That portion of our definitive Proxy Statement appearing under the caption “Independent Registered Public Accountants Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 3, 2021 and to be used in connection with our 2022 Annual Meeting of Stockholders is hereby incorporated by reference.
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
		8-K	7/8/2019
10.2*	Form of Compensation and Benefits Assurance Agreement for Executives	10-Q	2/20/2008
10.2.1*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers	10-Q	5/17/2012
10.2.2*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers, dated May 8, 2014	10-K	11/21/2014
10.2.3*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers, dated June 15, 2020	10-K	11/18/2020
10.2.19*	Jennifer Kennedy Separation and Release Agreement, dated November 13, 2020	10-K	11/18/2020
10.2.20*	Offer Letter by and between Tim Mullany and Jack in the Box Inc., dated December 11, 2020	8-K	12/17/2020
10.2.21*	Offer Letter by and between Ryan Ostrom and Jack in the Box Inc., dated December 30, 2020	10-Q	2/17/2021

Number	Description	Form	Filed with SEC
10.2.22*	Offer Letter by and between Steven Piano and Jack in the Box Inc., dated March 23, 2021	10-Q	5/12/2021
10.2.23*	Offer Letter by and between Carlson Choi and Jack in the Box Inc., dated March 30, 2021	10-Q	5/12/2021
10.2.24*	Melissa Corrigan Separation and Release Agreement, dated May 7, 2021	10-Q	5/12/2021
10.2.25*	Andrew Martin Separation and Release Agreement, dated May 10, 2021	10-Q	5/12/2021
10.2.26*	Offer Letter by and between Tony Darden and Jack in the Box Inc., dated May 11, 2021	8-K	5/17/2021
10.2.27*	Adrienne Ingoldt Separation and Release Agreement, dated September 24, 2021	10-K	Filed herewith
10.3*	Amended and Restated Supplemental Executive Retirement Plan	10-Q	2/18/2009
10.3.1 *	First Amendment to Jack in the Box Inc. Supplemental Executive Retirement Plan, As Amended and Restated Effective January 1, 2009	8-K	9/22/2015
10.4*	Amended and Restated Executive Deferred Compensation Plan	10-Q	2/18/2009
10.4.1 *	Jack in the Box Inc. Executive Deferred Compensation Plan, As Amended and Restated Effective January 1, 2016	8-K	9/22/2015
10.5*	Amended and Restated Deferred Compensation Plan for Non-Management Directors	10-K	11/22/2006
10.8*	Jack in the Box Inc. 2004 Stock Incentive Plan, Amended and Restated Effective February 17, 2012	DEF 14A	1/25/2017
10.8.1*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan	10-Q	8/5/2009
10.8.3*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan	8-K	11/15/2005
10.8.4*	Form of Restricted Stock Unit Award Agreement for Non-Employee Director under the 2004 Stock Incentive Plan	10-K	11/20/2009
10.8.6*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	5/14/2015
10.8.9*	Form of Stock Option and Performance Share Awards Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013
10.8.10*	Form of Time-Vested Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013
10.8.11*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/19/2015
10.8.12*	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/19/2015
10.8.13*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2016
10.8.14*	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2016
10.8.15*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	5/12/2016
10.8.16*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/21/2019
10.8.17*	Jack in the Box Inc. Special Time-Vesting Restricted Stock Unit Award Agreement Under the 2004 Stock Incentive Plan	10-Q	2/20/2020
10.8.18*	Jack in the Box Inc. Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-K	Filed herewith
10.8.19*	Jack in the Box Inc. Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	Filed herewith
10.10.2*	Jack in the Box Inc. Performance Incentive Plan, Effective February 13, 2016	DEF 14A	1/11/2016
10.11*	Form of Amended and Restated Indemnification Agreement between the registrant and individual directors, officers and key employees	10-Q	8/10/2012
21.1	Subsidiaries of the Registrant	_____	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	_____	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith

Number	Description	Form	Filed with SEC
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema Document
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted in iXBRL
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
November 23, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Each person whose signature appears below constitutes and appoints Darin Harris and Tim Mullany, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ DARIN HARRIS	Chief Executive Officer and Director (principal executive officer)	November 23, 2021
Darin Harris

/s/ TIM MULLANY	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	November 23, 2021
Tim Mullany

/s/ DAVID L. GOEBEL	Director and Chairman of the Board	November 23, 2021
David L. Goebel

/s/ SHARON P. JOHN	Director	November 23, 2021
Sharon P. John

/s/ MADELEINE A. KLEINER	Director	November 23, 2021
Madeleine A. Kleiner

/s/ MICHAEL W. MURPHY	Director	November 23, 2021
Michael W. Murphy

/s/ JAMES M. MYERS	Director	November 23, 2021
James M. Myers

/s/ DAVID M. TEHLE	Director	November 23, 2021
David M. Tehle

/s/ VIVIEN M. YEUNG	Director	November 23, 2021
Vivien M. Yeung

Schedules not filed: All schedules have been omitted as the required information is inapplicable, immaterial, or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Jack in the Box Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries (the Company) as of October 3, 2021 and September 27, 2020, the related consolidated statements of earnings, comprehensive income, stockholders’ deficit, and cash flows for the fifty-three week period ended October 3, 2021, and for each of the fifty-two week periods ended September 27, 2020, and September 29, 2019 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 3, 2021 and September 27, 2020, and the results of its operations and its cash flows for the fifty-three week period ended October 3, 2021, and for each of the fifty-two week periods ended September 27, 2020, and September 29, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 3, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 23, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of self-insurance liabilities related to workers’ compensation and general liability
As discussed in Note 1 to the consolidated financial statements, the Company establishes its undiscounted insurance liability and reserves using independent actuarial estimates of expected losses based on a statistical analysis of historical claims data. As of October 3, 2021, the Company has recorded an estimated self-insurance liability of $20.8 million.
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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to develop the estimate of self-insurance liabilities, with the involvement of actuarial professionals when appropriate. This included a control related to the review of the loss development factors and expected loss rates applied in the actuarial report and controls related to the completeness and accuracy of claims data. We agreed the claims paid and claims reported (not paid) data used in the actuarial models with the actual claims paid and claims reported (not paid) records of the Company, which is used in the development of the loss development factors and expected loss rates. We involved actuarial professionals with specialized skills and knowledge, who assisted in evaluating the Company’s actuarial estimates and assumptions related to the loss development factors and expected loss rates, by comparing them to generally accepted actuarial methodologies and the Company’s historical data.

/s/ KPMG LLP
We have served as the Company’s auditor since 1986.
San Diego, California
November 23, 2021

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 3, 2021	September 27, 2020
ASSETS
Current assets:
Cash	$55,346	$199,662
Restricted cash	18,222	37,258
Accounts and other receivables, net	74,335	78,417
Inventories	2,335	1,808
Prepaid expenses	12,682	10,114
Current assets held for sale	1,692	4,598
Other current assets	4,346	3,724
Total current assets	168,958	335,581
Property and equipment, at cost:
Land	105,393	100,460
Buildings	907,792	914,311
Restaurant and other equipment	112,959	112,675
Construction in progress	6,894	4,984
	1,133,038	1,132,430
Less accumulated depreciation and amortization	(810,124)	(796,448)
Property and equipment, net	322,914	335,982
Other assets:
Operating lease right-of-use assets	934,066	904,548
Intangible assets, net	470	277
Goodwill	47,774	47,161
Deferred tax assets	51,517	72,322
Other assets, net	224,438	210,623
Total other assets	1,258,265	1,234,931
	$1,750,137	$1,906,494
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$894	$818
Current operating lease liabilities	150,636	179,000
Accounts payable	29,119	31,105
Accrued liabilities	148,417	129,431
Total current liabilities	329,066	340,354
Long-term liabilities:
Long-term debt, net of current maturities	1,273,420	1,376,913
Long-term operating lease liabilities, net of current portion	809,191	776,094
Other long-term liabilities	156,342	206,494
Total long-term liabilities	2,238,953	2,359,501
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,536,059 and 82,369,714 issued, respectively	825	824
Capital in excess of par value	500,441	489,515
Retained earnings	1,764,412	1,636,211
Accumulated other comprehensive loss	(74,254)	(110,605)
Treasury stock, at cost, 61,523,475 and 59,646,773 shares, respectively	(3,009,306)	(2,809,306)
Total stockholders’ deficit	(817,882)	(793,361)
	$1,750,137	$1,906,494
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Fiscal Year
	2021	2020	2019
Revenues:
Company restaurant sales	$387,766	$348,987	$336,807
Franchise rental revenues	346,634	320,647	272,815
Franchise royalties and other	204,725	178,319	169,811
Franchise contributions for advertising and other services	204,545	173,553	170,674
	1,143,670	1,021,506	950,107
Operating costs and expenses, net:
Food and packaging	113,006	102,449	97,699
Payroll and employee benefits	119,033	106,540	100,158
Occupancy and other	61,743	54,157	50,613
Franchise occupancy expenses	214,913	210,038	166,584
Franchise support and other costs	13,052	13,059	12,110
Franchise advertising and other services expenses	210,328	180,794	178,093
Selling, general, and administrative expenses	82,734	80,841	76,357
Depreciation and amortization	46,500	52,798	55,181
Impairment and other (gains) charges, net	(3,382)	(6,493)	12,455
Gains on the sale of company-operated restaurants	(4,203)	(3,261)	(1,366)
	853,724	790,922	747,884
Earnings from operations	289,946	230,584	202,223
Other pension and post-retirement expenses, net	881	41,720	1,484
Interest expense, net	67,458	66,743	84,967
Earnings from continuing operations and before income taxes	221,607	122,121	115,772
Income taxes	55,852	32,727	24,025
Earnings from continuing operations	165,755	89,394	91,747
Earnings from discontinued operations, net of income taxes	—	370	2,690
Net earnings	$165,755	$89,764	$94,437

Net earnings per share — basic:
Earnings from continuing operations	$7.40	$3.87	$3.55
Earnings from discontinued operations	—	0.02	0.10
Net earnings per share (1)	$7.40	$3.88	$3.66
Net earnings per share — diluted:
Earnings from continuing operations	$7.37	$3.84	$3.52
Earnings from discontinued operations	—	0.02	0.10
Net earnings per share (1)	$7.37	$3.86	$3.62

Cash dividends declared per common share	$1.68	$1.20	$1.60
________________________
(1)    Earnings per share may not add due to rounding.
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year
	2021	2020	2019
Net earnings	$165,755	$89,764	$94,437

Unrecognized periodic benefit costs:
Actuarial gains (losses) arising during the period	44,134	(4,875)	(62,377)
Actuarial losses and prior service cost reclassified to earnings	4,931	44,616	3,917
	49,065	39,741	(58,460)
Tax effect	(12,714)	(10,340)	15,176
	36,351	29,401	(43,284)
Cash flow hedges:
Net change in fair value of derivatives	—	—	(23,625)
Net loss reclassified to earnings	—	—	24,328
	—	—	703
Tax effect	—	—	(3,165)
	—	—	(2,462)

Other comprehensive income (loss), net of taxes	36,351	29,401	(45,746)

Comprehensive income	$202,106	$119,165	$48,691
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year
	2021	2020	2019
Cash flows from operating activities:
Net earnings	$165,755	$89,764	$94,437
Earnings from discontinued operations	—	370	2,690
Earnings from continuing operations	165,755	89,394	91,747
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	46,500	52,798	55,181
Amortization of franchise tenant improvement allowances and incentives	3,450	3,028	1,983
Amortization of debt issuance costs	5,595	5,628	3,121
Loss on extinguishment of debt	—	—	2,757
Loss on interest rate swap termination	—	—	23,551
Excess tax benefits from share-based compensation arrangements	(1,160)	(449)	(113)
Deferred income taxes	8,008	5,162	4,100
Share-based compensation expense	4,048	4,394	8,074
Pension and postretirement expense	881	41,720	1,484
Gains on cash surrender value of company-owned life insurance	(12,753)	(4,262)	(4,475)
Gains on the sale of company-operated restaurants	(4,203)	(3,261)	(1,366)
Gains on the disposition of property and equipment	(6,888)	(9,768)	(6,244)
Impairment charges and other	2,889	322	5,414
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	5,072	(27,865)	4,131
Inventories	(269)	41	82
Prepaid expenses and other current assets	(2,766)	(2,780)	8,728
Operating lease right-of-use assets and lease liabilities	(24,784)	490	—
Accounts payable	(3,091)	2,018	6,537
Accrued liabilities	28,990	4,222	(7,505)
Pension and postretirement contributions	(6,084)	(6,243)	(6,194)
Franchise tenant improvement allowance and incentive disbursements	(8,568)	(10,239)	(13,233)
Other	500	(825)	(9,355)
Cash flows provided by operating activities	201,122	143,525	168,405
Cash flows from investing activities:
Purchases of property and equipment	(41,008)	(19,528)	(47,649)
Proceeds from the sale and leaseback of assets	3,884	19,828	4,447
Proceeds from the sale of company-operated restaurants	1,827	3,395	1,280
Collections on notes receivable	—	—	16,759
Proceeds from the sale of property and equipment	11,742	22,774	9,714
Other	2,626	2,654	1,630
Cash flows (used in) provided by investing activities	(20,929)	29,123	(13,819)
Cash flows from financing activities:
Borrowings on revolving credit facilities	—	114,376	229,798
Repayments of borrowings on revolving credit facilities	(107,875)	(6,500)	(960,220)
Proceeds from issuance of debt	—	—	1,300,000
Principal repayments on debt	(829)	(10,536)	(337,150)
Debt issuance costs	—	(216)	(34,122)
Payments related to termination of interest rate swaps	—	—	(23,551)
Dividends paid on common stock	(37,322)	(27,538)	(41,179)
Proceeds from issuance of common stock	6,647	4,647	1,231
Repurchases of common stock	(200,000)	(155,576)	(137,654)
Payroll tax payments for equity award issuances	(4,166)	(5,946)	(2,883)
Cash flows used in financing activities	(343,545)	(87,289)	(5,730)
Net (decrease) increase in cash and restricted cash	(163,352)	85,359	148,856
Cash and restricted cash at beginning of year	236,920	151,561	2,705
Cash and restricted cash at end of year	$73,568	$236,920	$151,561
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in thousands)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 30, 2018	82,061,661	$821	$470,826	$1,561,353	$(94,260)	$(2,530,439)	$(591,699)
Shares issued under stock plans, including tax benefit	97,341	1	1,231	—	—	—	1,232
Share-based compensation	—	—	8,074	—	—	—	8,074
Dividends declared	—	—	191	(41,426)	—	—	(41,235)
Purchases of treasury stock	—	—	—	—	—	(125,317)	(125,317)
Net earnings	—	—	—	94,437	—	—	94,437
Other comprehensive loss	—	—	—	—	(45,746)	—	(45,746)
Cumulative-effect from a change in accounting principle	—	—	—	(37,330)	—	—	(37,330)
Balance at September 29, 2019	82,159,002	822	480,322	1,577,034	(140,006)	(2,655,756)	(737,584)
Shares issued under stock plans, including tax benefit	210,712	2	4,645	—	—	—	4,647
Share-based compensation	—	—	4,394	—	—	—	4,394
Dividends declared	—	—	154	(27,717)	—	—	(27,563)
Purchases of treasury stock	—	—	—	—	—	(153,550)	(153,550)
Net earnings	—	—	—	89,764	—	—	89,764
Other comprehensive income	—	—	—	—	29,401	—	29,401
Cumulative-effect from a change in accounting principle	—	—	—	(2,870)	—	—	(2,870)
Balance at September 27, 2020	82,369,714	824	489,515	1,636,211	(110,605)	(2,809,306)	(793,361)
Shares issued under stock plans, including tax benefit	166,345	1	6,646	—	—	—	6,647
Share-based compensation	—	—	4,048	—	—	—	4,048
Dividends declared	—	—	232	(37,554)	—	—	(37,322)
Purchases of treasury stock	—	—	—	—	—	(200,000)	(200,000)
Net earnings	—	—	—	165,755	—	—	165,755
Other comprehensive income	—	—	—	—	36,351	—	36,351
Balance at October 3, 2021	82,536,059	$825	$500,441	$1,764,412	$(74,254)	$(3,009,306)	$(817,882)
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. The Company operates as a single segment for reporting purposes. The following table summarizes the number of restaurants as of the end of each fiscal year:

	2021	2020	2019
Company-operated	163	144	137
Franchise	2,055	2,097	2,106
Total system	2,218	2,241	2,243
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
Certain prior period information on the consolidated statement of cash flows has been reclassified to conform to the current year presentation.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Comparisons throughout these notes to the consolidated financial statements refer to the 53-week period ended October 3, 2021 for the fiscal year 2021 and 52-week periods ended September 27, 2020 and September 29, 2019 for fiscal years 2020 and 2019, respectively.
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
Restricted cash — In accordance with the terms of our securitized financing facility, certain cash balances are required to be held in trust. Such restricted cash primarily represents cash collections and cash reserves held by the trustee to be used for payments of quarterly interest and commitment fees required for the Class A-1 and Class A-2 Notes. Starting in the second quarter of 2020, with uncertainty surrounding COVID-19 events, we voluntarily elected to fund cash held in trust for one additional quarterly interest and commitment fee payment. This voluntary election was discontinued in the second quarter of 2021. As of October 3, 2021 and September 27, 2020, restricted cash balances were $18.2 million and $37.3 million, respectively.
Accounts and other receivables, net — Our accounts and other receivables, net is primarily comprised of receivables from franchisees, tenants, credit card processors, and insurance receivables. Franchisee receivables primarily include rents, property taxes, royalties, marketing, sourcing and technology support fees associated with lease and franchise agreements, and notes from certain of our franchisees. Tenant receivables relate to subleased properties where we are on the master lease agreement. We accrue interest on notes receivable based on the contractual terms. The allowance for doubtful accounts is based on historical experience and a review of existing receivables.
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

Property and equipment, net — Expenditures for new facilities and equipment, and those that substantially increase the useful lives of the property, are capitalized. Facilities leased under finance leases are stated at the present value of minimum lease payments at the beginning of the lease term, not to exceed fair value. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the dispositions are included in “Impairment and other (gains) charges, net” in the accompanying consolidated statements of earnings.
Buildings, equipment, and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, over the initial lease term for certain assets acquired in conjunction with the lease commencement for leased properties, or the remaining lease term for certain assets acquired after the commencement of the lease for leased properties. In certain situations, one or more option periods may be used in determining the depreciable life of assets related to leased properties if we deem that an economic penalty would be incurred otherwise. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Building, leasehold improvement assets and equipment are assigned lives that range from 1 to 35 years. Depreciation expense related to property and equipment was $46.5 million, $52.8 million, and $55.2 million in fiscal year 2021, 2020, and 2019, respectively.
Impairment of long-lived assets — We evaluate long-lived assets, such as property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. The impairment test for long-lived assets requires us to assess the recoverability of long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from our use and eventual disposition of the assets. If the carrying amount of a long-lived asset group exceeds the sum of related undiscounted future cash flows, we recognize an impairment loss by the amount that the carrying value of the assets exceeds fair value. Refer to Note 9, Impairment and Other (Gains) Charges, Net, for additional information.
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
Reacquired franchise rights are recorded in connection with our acquisition of franchised restaurants and are amortized over the remaining contractual period of the franchise contract in which the right was granted. As of October 3, 2021 and September 27, 2020, the carrying value of our intangible assets was $0.5 million and $0.3 million, respectively, and are included in “Intangible assets, net” in the accompanying consolidated balance sheets.
Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $123.6 million and $113.8 million as of October 3, 2021 and September 27, 2020, respectively, and are included in “Other assets, net”, in the accompanying consolidated balance sheets. Changes in cash surrender values are included in “Selling, general and administrative expenses” in the accompanying consolidated statements of earnings. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent.
Leases — We evaluate the contracts entered into by the Company to determine whether such contracts contain leases. A contract contains a lease if the contract conveys the right to control the use of identified property, plant, and equipment for a period of time in exchange for consideration. At commencement, contracts containing a lease are further evaluated for classification as an operating or finance lease where the Company is a lessee, or as an operating, sales-type, or direct financing lease where the Company is a lessor, based on their terms.
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
While we will continue to honor all gift cards presented for payment, we may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent we determine there is no requirement for remitting balances to government agencies under unclaimed property laws, card balances may be recognized as income in our statement of earnings. Amounts recognized on unredeemed gift card balances were $0.6 million, $0.5 million, and $0.5 million in fiscal 2021, 2020, and 2019, respectively.
Pre-opening costs — Pre-opening costs associated with the opening of a new restaurant or the remodeling of an existing restaurant consist primarily of property rent and employee training costs. Pre-opening costs associated with the opening of a restaurant that was closed upon acquisition consist of labor costs, maintenance and repair costs, and property rent. Pre-opening costs are included in “Selling, general and administrative expenses” in the accompanying consolidated statements of earnings.
Self-insurance — We are self-insured for a portion of our workers’ compensation, general liability, employee medical and dental, and automotive claims. We utilize a paid-loss plan for our workers’ compensation, general liability, and automotive programs, which have predetermined loss limits per occurrence and in the aggregate. We establish our insurance liability (undiscounted) and reserves using independent actuarial estimates of expected losses for determining reported claims and as the basis for estimating claims incurred, but not reported. As of October 3, 2021 and September 27, 2020, our estimated liability for general liability and workers’ compensation claims exceeded our self-insurance retention limits by $1.8 million and $1.9 million, respectively, which we expect our insurance providers to pay on our behalf in accordance with the contractual terms of our insurance policies.
Advertising costs — We administer a marketing fund that includes contractual contributions. In 2021, 2020 and 2019, marketing fund contributions from franchise and company-operated restaurants were approximately 5.0% of gross revenues with the exception of our March 2020 and April 2020 marketing fees. In response to the economic burden associated with the COVID-19 pandemic, the Company reduced March 2020 marketing fees to 4.0% and postponed the collection of these fees over the course of 24 months. April 2020 marketing fees ranged from 2% to 4% based on annualized sales volumes, and these fees will be collected over three months beginning October 2020. As of October 3, 2021, postponed marketing fees which remain uncollected were $4.3 million which is included within “Accounts and other receivables, net” in our consolidated balance sheet.

Production costs of commercials, programming, and other marketing activities are charged to the marketing funds when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. When contributions to the marketing fund exceed the related advertising expenses, advertising costs are accrued up to the amount of revenues on an annual basis since we are contractually obligated to spend these funds. As of October 3, 2021 and September 27, 2020, additional amounts accrued were $9.5 million and $8.3 million, respectively, for this requirement. There have been no incremental contributions to the marketing fund made in 2021 or 2020. In 2019, incremental contributions to the marketing fund were $2.0 million. Total contributions made by the Company, including incremental contributions, are included in “Selling, general, and administrative expenses” in the accompanying consolidated statements of earnings. In fiscal 2021, 2020, and 2019 advertising costs were $19.6 million, $17.1 million, and $19.0 million, respectively.
Share-based compensation — We account for our share-based compensation under the Financial Accounting Standards Board (“FASB”) authoritative guidance on stock compensation, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. Compensation expense for our share-based compensation awards is generally recognized on a straight-line basis over the shorter of the vesting period or the period from the date of grant to the date the employee becomes eligible to retire. Refer to Note 13, Share-based Employee Compensation, for additional information.
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
Effect of new accounting pronouncements adopted in fiscal 2021 — In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, that requires measurement and recognition of expected versus incurred credit losses for financial assets held, including trade receivables. The Company adopted the new guidance in the first quarter of 2021 using the modified retrospective method. The adoption did not have a material impact to our consolidated financial statements.
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

The following table summarizes the activity in our allowance for doubtful accounts (in thousands):

Balance as of September 27, 2020	$(5,541)
Provision for expected credit losses	(770)
Write-offs charged against the allowance	19
Balance as of October 3, 2021	$(6,292)
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
Effect of new accounting pronouncements to be adopted in future periods — We reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.
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
Disaggregation of revenue — The following table disaggregates revenue by primary source for the fiscal years ended October 3, 2021, September 27, 2020, and September 29, 2019 (in thousands):

	2021	2020	2019
Sources of revenue:
Company restaurant sales	$387,766	$348,987	$336,807
Franchise rental revenues	346,634	320,647	272,815
Franchise royalties	193,908	171,407	163,047
Marketing fees	188,184	158,258	157,969
Technology and sourcing fees	16,361	15,295	12,705
Franchise fees and other services	10,817	6,912	6,764
Total revenue	$1,143,670	$1,021,506	$950,107
Contract liabilities — Our contract liabilities consist of deferred revenue resulting from initial fees received from franchisees for new restaurant openings or new franchise terms, which are generally recognized over the franchise term. We classify these contract liabilities within “Accrued liabilities” and “Other long-term liabilities” in our consolidated balance sheets.
A summary of significant changes in our contract liabilities is presented below (in thousands):

	2021	2020	2019
Deferred franchise fees at beginning of period	$43,541	$46,273	$50,018
Revenue recognized during the period	(6,014)	(5,440)	(5,173)
Additions during the period	2,905	2,708	1,428
Deferred franchise fees at end of period	$40,432	$43,541	$46,273

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

2022	$4,842
2023	4,690
2024	4,502
2025	4,274
2026	3,953
Thereafter	18,171
$40,432
We have applied the optional exemption, as provided for under ASC Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.
3.    SUMMARY OF REFRANCHISINGS AND FRANCHISE ACQUISITIONS
Refranchisings — In 2021, 2020, and 2019, no company-operated restaurants were sold to franchisees. Amounts included in “Gains on the sale of company-operated restaurants” in all periods related to resolutions of certain contingencies from the sale of restaurants in prior years.
Franchise acquisitions — In 2021 and 2020, we acquired 20 and 8 franchise restaurants, respectively. In 2019 we did not acquire any franchise restaurants. Of the 20 restaurants acquired in 2021, we took over 16 restaurants as a result of an agreement with an underperforming franchisee who was in violation of franchise and lease agreements with the Company. Under this agreement, the franchisee voluntarily agreed to turn over the restaurants. The acquisition of the additional 4 restaurants in 2021 was the result of exercising our right of first refusal.
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
The following table provides detail of the combined acquisitions in 2021 and 2020 (dollars in thousands):

	2021	2020
Restaurants acquired from franchisees	20	8

Inventory	$258	$73
Property and equipment	1,136	903
Intangible assets	245	263
Other assets	10	6
Goodwill	613	414
Gains on the acquisition of franchise-operated restaurants	(340)	—
Liabilities assumed	(277)	(800)
Total consideration	$1,645	$859
Of the 2021 total consideration, $1.3 million is non-cash consideration and is comprised of $0.3 million receivables that were eliminated in acquisition accounting and $1.0 million of accounts payable that was recorded in acquisition accounting. The accounts payable recorded is primarily related to estimated settlements with third parties to waive their liens and security interests on certain assets acquired and are subject to change based on final settlement amounts.

4.    GOODWILL
The changes in the carrying amount of goodwill during fiscal 2021 and 2020 were as follows (in thousands):

Balance at September 29, 2019	$46,747
Acquisition of franchise-operated restaurants	414
Balance at September 27, 2020	47,161
Acquisition of franchise-operated restaurants	613
Balance at October 3, 2021	$47,774
5.    FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (2) (Level 1)	Significant Other Observable Inputs (2) (Level 2)	Significant Unobservable Inputs (2) (Level 3)
Fair value measurements as of October 3, 2021:
Non-qualified deferred compensation plan (1)	$18,555	$18,555	$—	$—
Total liabilities at fair value	$18,555	$18,555	$—	$—

Fair value measurements as of September 27, 2020:
Non-qualified deferred compensation plan (1)	$25,071	$25,071	$—	$—
Total liabilities at fair value	$25,071	$25,071	$—	$—
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
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of October 3, 2021 and September 27, 2020 (in thousands):

	October 3, 2021		September 27, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Class A-2 Notes	$1,290,251	$1,351,057	$1,290,251	$1,354,241
The fair value of the Class A-2 Notes was estimated using Level 2 inputs based on quoted market prices in markets that are not considered active markets.
Non-financial assets and liabilities — Our non-financial instruments, which primarily consist of property and equipment, operating lease right-of-use assets, goodwill, and intangible assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on an annual basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial instruments are assessed for impairment. If applicable, the carrying values are written down to fair value.
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
Financial performance — The following table summarizes the OCI activity related to our interest rate swap derivative instruments and the amounts reclassified from accumulated OCI (in thousands):

	Location in Income	2019
Loss recognized in OCI	N/A	$(23,625)
Loss reclassified from accumulated OCI into net earnings	Interest expense, net	$24,328
Amounts reclassified from accumulated OCI into interest expense represent payments made to the counterparty for the effective portions of the interest rate swaps. During the fiscal year presented, our interest rate swaps had no hedge ineffectiveness.
7.    INDEBTEDNESS
The detail of our long-term debt at the end of each fiscal year is as follows (in thousands):

	2021	2020
Class A-2-I Notes	$570,688	$570,688
Class A-2-II Notes	272,938	272,938
Class A-2-III Notes	446,625	446,625
Class A-1 Variable Funding Notes	—	107,876
Finance lease obligations	2,275	2,934
Total debt	1,292,526	1,401,061
Less current maturities of long-term debt	(894)	(818)
Less unamortized debt issuance costs	(18,212)	(23,330)
Long-term debt	$1,273,420	$1,376,913
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

Class A-2 Notes — Interest and principal payments on the Class A-2 Notes are payable on a quarterly basis. The quarterly principal payment of $3.25 million on the Class A-2 Notes may be suspended when the specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. Exceeding the leverage ratio of 5.0x does not violate any covenant related to the Class A-2 Notes. As of October 3, 2021, the Company’s actual leverage ratio was under 5.0x, and as a result, quarterly principal payments are not required. Accordingly, the entire outstanding balance of the Class A-2 Notes has been classified as long-term debt.
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
Variable Funding Notes — The Variable Funding Notes were issued under the Indenture and allow for drawings on a revolving basis and the issuance of letters of credit. Depending on the type of borrowing under the Variable Funding Notes, interest on the Variable Funding Notes will be based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) the lenders’ commercial paper funding rate plus any applicable margin, as set forth in the Variable Funding Note Purchase Agreement. There is a scaled commitment fee on the unused portion of the Variable Funding Notes facility of between 50 and 100 basis points. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to August 2024, subject to two one-year extensions at the option of the Company. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue equal to 5.00% per annum. As of October 3, 2021 and September 27, 2020, $39.5 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. During the second quarter of 2020, to secure our liquidity position and provide financial flexibility given the uncertain market conditions, we borrowed $107.9 million under the Variable Funding Notes. During the second quarter of 2021, the Company fully paid down its outstanding borrowings on its Variable Funding Notes. As of October 3, 2021, unused borrowing capacity under our Variable Funding Notes was $110.5 million.
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
Deferred financing costs — In 2019, the Company incurred costs of approximately $33.0 million in connection with the securitization transaction. The costs related to our Class A-2 Notes are presented as a reduction in “Long-term debt, net of current maturities” and are being amortized over the Anticipated Repayment Dates, utilizing the effective interest rate method. The costs related to our Variable Funding Notes are presented within “Other assets, net” and are being amortized over the Anticipated Repayment Date of August 2026 using the straight-line method. As of October 3, 2021, the effective interest rates, including the amortization of debt issuance costs, were 4.545%, 4.800%, and 5.198% for the Class A-2-I Notes, Class A-2-II Notes and Class A-2-III Notes, respectively.

Maturities of long-term debt — Assuming repayment by the Anticipated Repayment Dates and based on the leverage ratio as of October 3, 2021, principal payments on our long-term debt outstanding at October 3, 2021 for each of the next five fiscal years and thereafter are as follows (in thousands):

2022	$894
2023	571,610
2024	372
2025	38
2026	272,964
Thereafter	446,648
$1,292,526
8.    LEASES
Nature of leases — We own restaurant sites and we also lease restaurant sites from third parties. Some of these owned or leased sites are leased and/or subleased to franchisees. Initial terms of our real estate leases are generally 20 years, exclusive of options to renew, which are generally exercisable at our sole discretion for 1 to 20 years. In some instances, our leases have provisions for contingent rentals based upon a percentage of defined revenues. Many of our restaurants also have rent escalation clauses and require the payment of property taxes, insurance, and maintenance costs. Variable lease costs include contingent rent, cost-of-living index adjustments, and payments for additional rent such as real estate taxes, insurance, and common area maintenance, which are excluded from the measurement of the lease liability. We also lease certain restaurant and office equipment with initial terms generally ranging from 3 to 8 years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Company as lessee — Leased assets and liabilities consisted of the following as of October 3, 2021 and September 27, 2020 (in thousands):

	October 3, 2021	September 27, 2020
Assets:
Operating lease ROU assets	$934,066	$904,548
Finance lease ROU assets (1)	1,698	2,333
Total ROU assets	$935,764	$906,881
Liabilities:
Current operating lease liabilities	$150,636	$179,000
Current finance lease liabilities (2)	894	818
Long-term operating lease liabilities	809,191	776,094
Long-term finance lease liabilities (2)	1,381	2,116
Total lease liabilities	$962,102	$958,028
________________________
(1)Included in “Property and equipment, net” on our consolidated balance sheets.
(2)Included in “Current maturities of long-term debt” and “Long-term debt, net of current maturities” on our consolidated balance sheets.

The following table presents the components of our lease costs in fiscal 2021 and 2020 (in thousands):

	2021	2020
Lease costs:
Finance lease cost:
Amortization of ROU assets (1)	$807	$767
Interest on lease liabilities (2)	89	110
Operating lease cost (3)	194,149	190,461
Short-term lease cost (3)	427	175
Variable lease cost (3)(4)	43,498	40,798
	$238,970	$232,311
____________________________
(1)Included in “Depreciation and amortization” in our consolidated statement of earnings.
(2)Included in “Interest expense, net” in our consolidated statement of earnings.
(3)Operating lease, short-term and variable lease costs associated with franchisees and company-operated restaurants are included in “Franchise occupancy expenses” and “Occupancy and other,” respectively, in our consolidated statement of earnings. For our closed restaurants, these costs are included in “Impairment and other (gains) charges, net” and all other costs are included in “Selling, general and administrative expenses.”
(4)Includes $38.0 million and $37.4 million in 2021 and 2020, respectively, of property taxes and common area maintenance costs which are reimbursed by sub-lessees.
The following table summarizes the components of rent expense in fiscal 2019, as accounted for under previous guidance (in thousands):

2019
Minimum rentals	184,587
Contingent rentals	2,255
Total rent expense	186,842
The following table presents supplemental information related to leases:

	October 3, 2021	September 27, 2020
Weighted-average remaining lease term (in years):
Finance leases	2.4	3.3
Operating leases	9.0	8.3
Weighted-average discount rate:
Finance leases	3.6%	3.5%
Operating leases	4.1%	4.2%
The following table presents as of October 3, 2021, the annual maturities of our lease liabilities (in thousands):

	Finance Leases	Operating Leases
Fiscal year:
2022	$961	$186,717
2023	944	161,788
2024	413	128,816
2025	50	122,114
2026	25	106,582
Thereafter	27	460,138
Total future lease payments (1)	$2,420	$1,166,155
Less: imputed interest	(145)	(206,328)
Present value of lease liabilities	$2,275	$959,827
Less current portion	(894)	(150,636)
Long-term lease obligations	$1,381	$809,191
________________________
(1)Total future lease payments include non-cancellable commitments of $2.4 million for finance leases and $1,000.0 million for operating leases.

Assets recorded under finance leases are included in property and equipment, and consisted of the following at each fiscal year-end (in thousands):

	2021	2020
Buildings	1,342	1,342
Equipment	5,869	5,631
Less accumulated amortization	(5,513)	(4,640)
	1,698	2,333
The following table includes supplemental cash flow and non-cash information related to our lessee leases (in thousands):

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$218,570	$190,303
Operating cash flows from financing leases	$89	$110
Financing cash flows from financing leases	$829	$785
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease obligations	$186,621	$181,532
Right-of-use assets obtained in exchange for new financing lease obligations	$184	$132
Sale and leaseback transactions — In fiscal 2021, we sold two restaurant properties in sale and leaseback transactions for net proceeds of $3.9 million and recorded total gains of less than $0.1 million. The leases have been accounted for as operating leases and contain an initial term of 20 years.
In fiscal 2020, we completed two sale and leaseback transactions of our restaurant properties with one occurring during the first quarter of 2020 and the other occurring during the third quarter of 2020. In the first quarter of 2020, we completed a sale leaseback transaction of a multi-tenant commercial property in Los Angeles, California and leased back the parcel on which a company-operated restaurant is located. The Company received net proceeds of $17.4 million and recognized a $0.2 million loss on the sale. The initial term on the lease is 20 years and the lease has been accounted for as an operating lease. Under the other arrangement, we received net proceeds of $2.4 million on a restaurant property sold and recognized a loss of less than $0.1 million on the sale. The initial term of the lease is 17 years and has been accounted for as an operating lease.
In fiscal 2020, we also completed the sale of one of our corporate office buildings as we moved forward with our previously announced consolidation of our headquarters. We entered into a lease with the buyer to leaseback the property for up to 18 months with an option to terminate earlier without penalty, upon providing a 90-day notice. The net proceeds received on the sale were $20.6 million and the lease has been accounted for as an operating lease. A gain on the sale of $10.8 million was recognized and is presented within “Impairment and other (gains) charges, net” in our consolidated statement of earnings.
Company as lessor — The following table presents rental income (in thousands):

	2021			2020
	Owned Properties	Leased Properties	Total	Owned Properties	Leased Properties	Total
Operating lease income - franchise	$20,132	$218,028	$238,160	$19,785	$216,015	$235,800
Variable lease income - franchise	12,363	96,111	108,474	9,960	74,887	84,847
Franchise rental revenues	$32,495	$314,139	$346,634	$29,745	$290,902	$320,647
Operating lease income - closed restaurants and other (1)	$—	$6,027	$6,027	$—	$6,370	$6,370
________________________
(1)Primarily relates to closed restaurant properties included in “Impairment and other (gains) charges, net” in our consolidated statement of earnings.

The following table presents as of October 3, 2021, future minimum rental receipts for non-cancellable leases and subleases (in thousands):

October 3, 2021
Fiscal year:
2022	$238,021
2023	231,342
2024	205,740
2025	214,526
2026	199,906
Thereafter	939,239
Total minimum rental receipts	$2,028,774
Assets held for lease and included in property and equipment consisted of the following at each fiscal year-end (in thousands):

	October 3, 2021	September 27, 2020
Land	$89,791	$88,187
Buildings	782,450	801,730
Equipment	223	589
	872,464	890,506
Less accumulated depreciation	(657,030)	(650,812)
	$215,434	$239,694
9.    IMPAIRMENT AND OTHER (GAINS) CHARGES, NET
Impairment and other (gains) charges, net, in the accompanying consolidated statements of earnings is comprised of the following in each fiscal year (in thousands):

	2021	2020	2019
Gains on disposition of property and equipment, net (1)	(6,888)	(9,768)	(6,244)
Costs of closed restaurants and other (2)	1,907	1,872	8,628
Accelerated depreciation (3)	1,592	235	1,616
Restructuring costs (4)	7	1,168	8,455
	$(3,382)	$(6,493)	$12,455
________________________
(1)In 2021, 2020 and 2019 gains on disposition of property and equipment primarily related to the sales of restaurant properties, in addition to the sale of one of our corporate office buildings in 2020.
(2)In 2021, 2020 and 2019 costs of closed restaurants primarily include lease termination and impairment charges on future lease commitments and expected ancillary cost, net of anticipated sublease rentals, as a result of our decision to close restaurants, ongoing costs associated with closed restaurants, and canceled project costs.
(3)In 2021, 2020, and 2019 accelerated depreciation primarily related to facility improvements, restaurant remodels, and information technology assets.
(4)In 2020 and 2019 restructuring costs include charges resulting from a plan that management initiated to reduce our general and administrative costs, which was completed in the third quarter of 2020. In fiscal 2019, charges also include costs resulting from the exploration of strategic alternatives, which was concluded in the third quarter of 2019.
10.    DISCONTINUED OPERATIONS
Qdoba — In December 2017, we entered into a stock purchase agreement (the “Qdoba Purchase Agreement”) with the Buyer to sell all issued and outstanding shares of Qdoba. The Buyer completed the acquisition of Qdoba on March 21, 2018 (the “Qdoba Sale”).

We also entered into a Transition Services Agreement with the Buyer pursuant to which the Buyer received certain services (the “Services”) to enable it to operate the Qdoba business after the closing of the Qdoba Sale. The Services included information technology, finance and accounting, human resources, supply chain and other corporate support services. Under the Agreement, the Services were provided at cost for a period of up to 12 months, with two 3-month extensions available for certain services. As of September 21, 2019, we are no longer providing transition services to Qdoba. In 2019, we recorded $7.0 million in income related to the Services as a reduction of “Selling, general, and administrative expenses” in the consolidated statements of earnings.
The following table presents results of operations in periods which have been included in discontinued operations (in thousands):

	2020	2019
Total revenues	$—	$—
Total cost and (income) expense (1)	(514)	173
Earnings (losses) before income taxes	514	(173)
Income tax expense (benefit) (2)	144	(2,863)
Earnings from discontinued operations, net of income taxes	$370	$2,690
________________________
(1)Amounts in 2020 and 2019 include resolutions of certain contingencies that existed at the date of sale which were insignificant in nature.
(2)     In fiscal 2019, the Company entered into a bilateral California election with Quidditch Acquisition, Inc. to retroactively treat the divestment of Qdoba Restaurant Corporation on March 21, 2018 as a sale of assets instead of a stock sale for income tax purposes. This election reduced the Company’s fiscal year 2018 California tax liability on the divestment by $2.8 million.
11.    INCOME TAXES
Income taxes consist of the following in each fiscal year (in thousands):

	2021	2020	2019
Current:
Federal	$36,051	$19,721	$14,683
State	11,793	7,844	5,242
	47,844	27,565	19,925
Deferred:
Federal	4,440	4,625	3,750
State	3,568	537	350
	8,008	5,162	4,100
Income tax expense from continuing operations	$55,852	$32,727	$24,025

Income tax expense (benefit) from discontinued operations	$—	$144	$(2,863)
A reconciliation of the federal statutory income tax rate to our effective tax rate for continuing operations is as follows:

	2021	2020	2019
Income tax expense at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	5.1%	5.3%	5.3%
Stock compensation excess tax benefit	(0.5)%	(0.4)%	(0.1)%
Benefit of jobs tax credits, net of valuation allowance	(0.1)%	(0.5)%	(0.3)%
Release of federal tax liability	—%	—%	(0.6)%
Adjustment to state tax provision	0.7%	—%	(0.9)%
Benefit related to COLIs	(1.5)%	(0.9)%	(1.0)%
Termination of interest rate swaps	—%	—%	(2.6)%
Officers’ compensation limitation	0.5%	2.2%	1.1%
Other, net	—%	0.1%	(1.1)%
	25.2%	26.8%	20.8%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each fiscal year-end are presented below (in thousands):

	2021	2020
Deferred tax assets:
Operating and finance lease liabilities	$237,509	$234,926
Accrued defined benefit pension and postretirement benefits	28,837	44,436
Deferred income	12,083	12,921
Impairment	6,957	8,895
Accrued insurance	5,389	6,500
Other reserves and allowances	4,050	2,440
Share-based compensation	4,039	4,143
Accrued incentive compensation	3,455	2,585
Tax loss and tax credit carryforwards	3,129	4,273
Accrued compensation expense	710	672
Other, net	3,424	2,364
Total gross deferred tax assets	309,582	324,155
Valuation allowance	(1,349)	(2,104)
Total net deferred tax assets	308,233	322,051
Deferred tax liabilities:
Operating and finance lease ROU assets	(242,038)	(235,373)
Intangible assets	(11,349)	(11,437)
Property and equipment, principally due to differences in depreciation	(1,036)	(1,781)
Other	(2,293)	(1,138)
Total gross deferred tax liabilities	(256,716)	(249,729)
Net deferred tax assets	$51,517	$72,322
Deferred tax assets as of October 3, 2021 include state net operating loss carryforwards of approximately $16.6 million, of which $12.1 million has an indefinite carryforward. The remainder will expire at various times between 2022 and 2038. At October 3, 2021, we recorded a valuation allowance of $1.3 million related to state tax credits, which decreased from the $2.1 million at September 27, 2020 due to the release of the valuation allowance on California Enterprise Zone Credits and state net operating loss carryforwards. We believe it is more likely than not that these credit carryforwards will not be realized and that all other deferred tax assets will be realized through future taxable income or alternative tax strategies.
The major jurisdictions in which the Company files income tax returns include the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for fiscal years 2018 and forward. The statutes of limitations for California and Texas, which constitute the Company’s major state tax jurisdictions, have not expired for fiscal years 2017 and forward.
12.    RETIREMENT PLANS
We sponsor programs that provide retirement benefits to our employees. These programs include defined contribution plans, defined benefit pension plans, and postretirement healthcare plans.
Defined contribution plans — We maintain a qualified savings plan pursuant to Section 401(k) of the Internal Revenue Code (“IRC”). The plan allows all employees who have satisfied the service requirements and reached age 21 to defer a percentage of their pay on a pre-tax basis. Beginning January 1, 2016, we match 100% of the first 4% of compensation deferred by the participant. A participant’s right to Company contributions vest immediately. Our contributions under this plan were $1.6 million in fiscal 2021, and $1.6 million and $1.7 million in fiscal 2020 and 2019, respectively.

We also maintain an unfunded, non-qualified deferred compensation plan for key executives and other members of management whose compensation deferrals or company matching contributions to the qualified savings plan are limited due to IRC rules. Effective January 1, 2016, this non-qualified plan was amended to replace the company matching contribution with an annual restoration match that is intended to “restore” up to the full match for participants whose elective deferrals (and related company matching contributions) to the qualified savings plan were limited due to IRC rules. A participant’s right to the Company restoration match vests immediately. This plan allows participants to defer up to 50% of their salary and 85% of their bonus, on a pre-tax basis. Our contributions under the non-qualified deferred compensation plan were less than $0.1 million in fiscal 2021, $0.3 million and $0.2 million in fiscal 2020 and 2019, respectively.
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

Obligations and funded status — The following table provides a reconciliation of the changes in benefit obligations, plan assets, and funded status of our retirement plans for each fiscal year (in thousands):

	Qualified Plan		SERP		Postretirement Health Plans
	2021	2020	2021	2020	2021	2020
Change in benefit obligation:
Obligation at beginning of year	$412,573	$521,931	$78,971	$79,893	$20,965	$25,632
Interest cost	12,558	13,377	2,169	2,499	563	807
Participant contributions	—	—	—	—	112	106
Actuarial (gain) loss	(785)	14,498	(672)	1,739	(3,525)	(4,391)
Benefits paid	(14,293)	(12,980)	(5,243)	(5,160)	(1,044)	(1,246)
Settlements	—	(124,253)	—	—	—	—
Other	—	—	—	—	91	57
Obligation at end of year	$410,053	$412,573	$75,225	$78,971	$17,162	$20,965
Change in plan assets:
Fair value at beginning of year	$365,510	$476,194	$—	$—	$—	$—
Actual return on plan assets	58,491	26,549	—	—	—	—
Participant contributions	—	—	—	—	112	106
Employer contributions	—	—	5,243	5,160	841	1,083
Benefits paid	(14,293)	(12,980)	(5,243)	(5,160)	(1,044)	(1,246)
Settlements	—	(124,253)	—	—	—	—
Other	—	—	—	—	91	57
Fair value at end of year	$409,708	$365,510	$—	$—	$—	$—
Unfunded status at end of year	$(345)	$(47,063)	$(75,225)	$(78,971)	$(17,162)	$(20,965)
Amounts recognized on the balance sheet:
Current liabilities	$—	$—	$(5,216)	$(5,223)	$(1,115)	$(1,243)
Noncurrent liabilities	(345)	(47,063)	(70,009)	(73,748)	(16,047)	(19,722)
Total liability recognized	$(345)	$(47,063)	$(75,225)	$(78,971)	$(17,162)	$(20,965)
Amounts in AOCI not yet reflected in net periodic benefit cost:
Unamortized actuarial loss (gain), net	$108,922	$152,370	$32,475	$34,890	$(7,359)	$(4,174)
Unamortized prior service cost	—	—	53	72	—	—
Total	$108,922	$152,370	$32,528	$34,962	$(7,359)	$(4,174)
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial (gain) loss	$(39,936)	$7,527	$(672)	$1,739	$(3,526)	$(4,391)
Pension settlement costs	—	(39,218)	—	—	—	—
Amortization of actuarial (loss) gain	(3,510)	(3,644)	(1,743)	(1,652)	341	(18)
Amortization of prior service cost	—	—	(19)	(85)	—	—
Total recognized in OCI	(43,446)	(35,335)	(2,434)	2	(3,185)	(4,409)
Net periodic benefit (credit) cost and other losses	(3,272)	36,661	3,931	4,236	222	825
Total recognized in comprehensive income	$(46,718)	$1,326	$1,497	$4,238	$(2,963)	$(3,584)
Amounts in AOCI expected to be amortized in fiscal 2022 net periodic benefit cost:
Net actuarial loss (gain)	$2,193		$1,666		$(640)
Prior service cost	—		19		—
Total	$2,193		$1,685		$(640)

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
As of October 3, 2021 and September 27, 2020, the Qualified Plan’s ABO exceeded the fair value of its plan assets. The SERP is an unfunded plan and, as such, had no plan assets as of October 3, 2021 and September 27, 2020. The following sets forth the PBO, ABO, and fair value of plan assets of our pension plans as of the measurement date in each fiscal year (in thousands):

	2021	2020
Qualified Plan:
Projected benefit obligation	$410,053	$412,573
Accumulated benefit obligation	$410,053	$412,573
Fair value of plan assets	$409,708	$365,510
SERP:
Projected benefit obligation	$75,225	$78,971
Accumulated benefit obligation	$75,225	$78,971
Fair value of plan assets	$—	$—
Net periodic benefit cost — The components of the fiscal year net periodic benefit cost were as follows (in thousands):

	2021	2020	2019
Qualified Plan:
Interest cost	$12,558	$13,377	$19,825
Expected return on plan assets	(19,340)	(19,578)	(26,334)
Pension settlements	—	39,218	—
Actuarial loss	3,510	3,644	2,754
Net periodic benefit (credit) cost	$(3,272)	$36,661	$(3,755)
SERP:
Interest cost	$2,169	$2,499	$3,080
Actuarial loss	1,743	1,652	1,207
Amortization of unrecognized prior service cost	19	85	115
Net periodic benefit cost	$3,931	$4,236	$4,402
Postretirement health plans:
Interest cost	$563	$807	$997
Actuarial (gain) loss	(341)	18	(159)
Net periodic benefit cost	$222	$825	$838
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

Assumptions — We determine our actuarial assumptions on an annual basis. In determining the present values of our benefit obligations and net periodic benefit costs as of and for the fiscal years ended October 3, 2021, September 27, 2020, and September 29, 2019, we used the following weighted-average assumptions:

	2021	2020	2019
Assumptions used to determine benefit obligations (1):
Qualified Plan:
Discount rate	3.11%	3.10%	3.36%
SERP:
Discount rate	2.99%	2.84%	3.24%
Rate of future pay increases (2)	N/A	N/A	3.50%
Postretirement health plans:
Discount rate	2.95%	2.77%	3.24%
Assumptions used to determine net periodic benefit cost (3):
Qualified Plan:
Discount rate (4)	3.10%	3.36%	4.40%
Long-term rate of return on assets (5)	5.40%	5.80%	5.85%
SERP:
Discount rate	2.84%	3.24%	4.37%
Rate of future pay increases (2)	N/A	3.50%	3.50%
Postretirement health plans:
Discount rate	2.77%	3.24%	4.38%
________________________
(1)Determined as of end of year.
(2)Rate is not applicable as there are no active employees as of fiscal year end 2020 and 2021.
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
The assumed discount rate and expected long-term rate of return on assets have a significant effect on amounts reported for our pension and postretirement plans. If the discount rate and long-term rate of return used were decreased by a quarter percentage point, fiscal 2021 earnings before income taxes would have decreased by less than $0.1 million and increased by $0.9 million, respectively.
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

For measurement purposes, the weighted-average assumed health care cost trend rates for our postretirement health plans were as follows for each fiscal year:

	2021	2020	2019
Healthcare cost trend rate for next year:
Participants under age 65	6.50%	6.75%	7.00%
Participants age 65 or older	6.00%	6.25%	6.50%
Rate to which the cost trend rate is assumed to decline:
Participants under age 65	4.50%	4.50%	4.50%
Participants age 65 or older	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate:
Participants under age 65	2030	2030	2030
Participants age 65 or older	2028	2028	2028
The assumed healthcare cost trend rate represents our estimate of the annual rates of change in the costs of the healthcare benefits currently provided by our postretirement plans. The healthcare cost trend rate implicitly considers estimates of healthcare inflation, changes in healthcare utilization and delivery patterns, technological advances and changes in the health status of the plan participants. The healthcare cost trend rate assumption has a significant effect on the amounts reported. For example, a 1.0% change in the assumed healthcare cost trend rate would have the following effect on the fiscal 2021 net periodic benefit cost and end of year PBO (in thousands):

	1% Point Increase	1% Point Decrease
Total interest and service cost	$53	$(46)
Postretirement benefit obligation	$1,604	$(1,405)
Plan assets — Our investment philosophy is to (1) protect the corpus of the fund; (2) establish investment objectives that will allow the market value to exceed the present value of the vested and unvested liabilities over time; while (3) obtaining adequate investment returns to protect benefits promised to the participants and their beneficiaries. Our asset allocation strategy utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk. We regularly monitor our asset allocation, and senior financial management and the Finance Committee of the Board of Directors review performance results quarterly. We continually review our target asset allocation for our Qualified Plan and when changes are made, we reallocate our plan assets over a period of time, as deemed appropriate by senior financial management, to achieve our target asset allocation. Our plan asset allocation at the end of fiscal 2021 and target allocations were as follows:

	2021	Target	Minimum	Maximum
Cash & cash equivalents	1%	1%	—%	—%
Domestic equities	16%	16%	8%	24%
International equities	15%	16%	8%	24%
Core fixed funds	49%	48%	43%	53%
High yield	2%	3%	—%	6%
Alternative investments	7%	6%	—%	12%
Real estate	5%	5%	—%	10%
Real return bonds	5%	5%	—%	12%
	100%	100%

The Company measures its defined benefit plan assets and obligations as of the month-end date closest to its fiscal year end, which is a practical expedient under FASB authoritative guidance. The fair values of the Qualified Plan’s assets by asset category are as follows (in thousands):

		Total	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Items Measured at Fair Value at September 30, 2021:
Asset Category:
Cash and cash equivalents	(1)	$1,969	$—	$1,969	$—
Equity:
U.S.	(2)	66,921	66,921	—	—
International	(3),(4)	63,087	31,128	—	—
Fixed income:
Investment grade	(5)	219,295	20,701	198,594	—
High yield	(6)	10,156	10,156	—	—
Alternatives	(4),(7)	26,519	—	—	—
Real estate	(4),(8)	21,761	—	—	—
		$409,708	$128,906	$200,563	$—
Items Measured at Fair Value at September 30, 2020:
Asset Category:
Cash and cash equivalents	(1)	$3,665	$—	$3,665	$—
Equity:
U.S.	(2)	83,676	83,676	—	—
International	(3),(4)	81,228	40,319	—	—
Fixed income:
Investment grade	(5)	126,630	3,006	123,624	—
High yield	(6)	9,270	9,270	—	—
Alternatives	(4),(7)	29,375	—	—	—
Real estate	(4),(8)	31,666	—	—	—
		$365,510	$136,271	$127,289	$—
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
(3)International equity securities are comprised of investments in common stock of companies located outside of the U.S. for total return purposes. These investments are valued by the trustee at closing prices from national exchanges on the valuation date, or the values are adjusted as a result of market movements following the close of local trading using inputs to models that are observable either directly or indirectly. The portion of these investments that are measured at fair value using the net asset value per share practical expedient (see note 4 below) can be redeemed on a monthly basis.
(4)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.
(5)Investment grade fixed income consists of debt obligations either issued by the U.S. government or have a rating of BBB- / Baa or higher assigned by a major credit rating agency. These investments are valued based on unadjusted quoted market prices (Level 1), or based on quoted prices in inactive markets, or whose values are based on models, but the inputs to those models are observable either directly or indirectly (Level 2).
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

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum requirement. We do not anticipate making any contributions to our Qualified Plan in fiscal 2022. Contributions expected to be paid in the next fiscal year, the projected benefit payments for each of the next five fiscal years, and the total aggregate amount for the subsequent five fiscal years are as follows (in thousands):

	Defined Benefit Plans	Postretirement Health Plans
Estimated net contributions during fiscal 2022	$5,216	$1,132
Estimated future year benefit payments during fiscal years:
2022	$20,051	$1,132
2023	$20,092	$1,152
2024	$20,302	$1,168
2025	$20,746	$1,179
2026	$21,295	$1,182
2027-2031	$114,002	$5,708
We will continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and economic environment. Expected benefit payments are based on the same assumptions used to measure our benefit obligations at October 3, 2021 and include estimated future employee service, if applicable.
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
Our Amended and Restated 2004 Stock Incentive Plan authorizes the issuance of up to 11,600,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, or performance units to our employees and directors. There were 1,755,983 shares of common stock available for future issuance under this plan as of October 3, 2021.
We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The deferred amounts are converted to stock equivalents. The plan requires settlement in shares of our common stock based on the number of stock equivalents and dividend equivalents at the time of a participant’s separation from the Board of Directors. This plan provides for the issuance of up to 350,000 shares of common stock in connection with the crediting of stock equivalents. There were 142,918 shares of common stock available for future issuance under this plan as of October 3, 2021.
Compensation expense — The components of share-based compensation expense, included within “Selling, general, and administrative expenses” in our consolidated statement of earnings, in each fiscal year are as follows (in thousands):

	2021	2020	2019
Nonvested stock units	$2,969	$3,526	$5,458
Stock options	25	351	936
Performance share awards	830	254	1,417
Non-management directors’ deferred compensation	224	263	263
Total share-based compensation expense	$4,048	$4,394	$8,074

Nonvested restricted stock units — Nonvested restricted stock units (“RSUs”) are generally issued to employees and non-employee directors. Grants to executive officers of time-vesting RSUs vest ratably over four years and are subject to a stock holding requirement of 50% of after-tax net shares resulting from the vesting of RSUs and must be held until termination of service. There were 38,650 of such RSUs outstanding as of October 3, 2021. RSUs issued to non-management directors vest 12 months from the date of grant, or upon termination of board service, including RSUs for which the director elected to defer receipt until termination of board service, and totaled 66,250 units outstanding as of October 3, 2021. RSUs issued to certain other employees either cliff vest or vest ratably over three years and totaled 36,297 units outstanding as of October 3, 2021. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date discounted by the present value of the expected dividend stream over the vesting period.
The following is a summary of RSU activity for fiscal 2021:

	Shares	Weighted- Average Grant Date Fair Value
RSUs outstanding at September 27, 2020	175,141	$59.65
Granted	66,811	$95.44
Released	(81,968)	$52.77
Forfeited	(18,787)	$87.70
RSUs outstanding at October 3, 2021	141,197	$76.84
As of October 3, 2021, there was approximately $4.4 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.3 years. The weighted-average grant date fair value of awards granted was $95.44, $73.94, and $86.08 in fiscal years 2021, 2020, and 2019, respectively. In fiscal years 2021, 2020, and 2019, the total fair value of RSUs that vested and were released was $4.3 million, $8.7 million, and $4.7 million, respectively.
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
The following is a summary of stock option activity for fiscal 2021:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at September 27, 2020	207,463	$91.85
Granted	—	N/A
Exercised	(75,028)	$88.60
Forfeited	(15,100)	$76.29
Expired	(84,218)	$97.31
Options outstanding at October 3, 2021	33,117	$92.44	3.27	$315
Options exercisable at October 3, 2021	27,109	$96.26	2.84	$169
The aggregate intrinsic value in the table above is the amount by which the current market price of our stock on October 3, 2021 exceeds the weighted-average exercise price.

We use a valuation model to determine the fair value of options granted that requires the input of highly subjective assumptions, including the expected volatility of the stock price. The following table presents the weighted-average assumptions used for stock option grants in each fiscal year, along with the related weighted-average grant date fair value:

	2021 (1)	2020	2019 (1)
Risk-free interest rate	N/A	1.7%	N/A
Expected dividends yield	N/A	2.1%	N/A
Expected stock price volatility	N/A	28.1%	N/A
Expected life of options (in years)	N/A	3.47	N/A
Weighted-average grant date fair value	N/A	$13.97	N/A
________________________
(1)No stock option awards were granted in fiscal 2021 or fiscal 2019.
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
As of October 3, 2021, there was less than $0.1 million of total unrecognized compensation cost related to stock options grants that is expected to be recognized over a weighted-average period of 1.2 years. The total intrinsic value of stock options exercised was $1.6 million, $0.7 million, and $0.5 million in fiscal years 2021, 2020, and 2019, respectively.
Performance share awards — Performance share awards, granted in the form of stock units, represent a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. Performance share awards issued to executives vest at the end of a three-year period and vested amounts may range from 0% to a maximum of 150% of targeted amounts depending on the achievement of performance measures at the end of a three-year period. If the awardee ceases to be employed by the Company prior to the last day of the performance period due to retirement, disability, or death, the performance share awards become vested pro-rata based on the number of full accounting periods the awardee was continuously employed by the Company during the performance period. The expected cost of the shares is based on the fair value of our stock on the date of grant and is reflected over the vesting period with a reduction for estimated forfeitures. These awards may be settled in cash or shares of common stock at the election of the Company on the date of grant. It is our intent to settle these awards with shares of common stock.
The following is a summary of performance share award activity for fiscal 2021:

	Shares	Weighted- Average Grant Date Fair Value
Performance share awards outstanding at September 27, 2020	25,042	$63.59
Granted	28,166	$88.88
Issued	(8,717)	$63.61
Forfeited	(11,026)	$82.49
Performance adjustments	1,632	$82.80
Performance share awards outstanding at October 3, 2021	35,097	$79.92
As of October 3, 2021, there was approximately $1.4 million of total unrecognized compensation cost related to performance share awards, which is expected to be recognized over a weighted-average period of 2.0 years. The weighted-average grant date fair value of awards granted was $88.88, $81.02, and $84.60 in fiscal years 2021, 2020, and 2019, respectively. The total fair value of awards that became fully vested during fiscal years 2021, 2020, and 2019 was $0.6 million, $0.5 million, and $2.1 million, respectively.
Non-management directors’ deferred compensation — All awards outstanding under our directors’ deferred compensation plan are accounted for as equity-based awards and deferred amounts are converted into stock equivalents based on a per share price equal to the average of the closing price of our common stock for the 10 trading days immediately preceding the date the deferred compensation is credited to the director’s account. During fiscal 2021 and 2019, no shares of common stock were issued in connection with director retirements. During fiscal 2020, 204 shares of common stock were issued in connection with director retirements with a fair value of less than $0.1 million.

The following is a summary of the stock equivalent activity for fiscal 2021:

	Stock Equivalents	Weighted- Average Grant Date Fair Value
Stock equivalents outstanding at September 27, 2020	105,876	$40.96
Deferred directors’ compensation	1,334	$108.70
Dividend equivalents	2,253	$102.80
Stock equivalents outstanding at October 3, 2021	109,463	$43.06
14.    STOCKHOLDERS’ DEFICIT
Repurchases of common stock — In fiscal 2021, the Company purchased 1.9 million shares of its common stock for an aggregate cost of $200.0 million. As of October 3, 2021, there was no remaining amount under share repurchase programs authorized by the Board of Directors.
Dividends — In fiscal 2021, the Board of Directors declared four cash dividends of $0.40, $0.40, $0.44, and $0.44, respectively, totaling $37.6 million. Future dividends are subject to approval by our Board of Directors.
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
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding in each fiscal year (in thousands):

	2021	2020	2019
Weighted-average shares outstanding — basic	22,402	23,125	25,823
Effect of potentially dilutive securities:
Nonvested stock awards and units	62	137	211
Stock options	9	—	10
Performance share awards	5	7	24
Weighted-average shares outstanding — diluted	22,478	23,269	26,068
Excluded from diluted weighted-average shares outstanding:
Antidilutive	29	318	186
Performance conditions not satisfied at the end of the period	25	14	65
16.    COMMITMENTS AND CONTINGENCIES
Purchase commitments — We have entered into long-term beverage agreements with The Coca-Cola Company and Dr. Pepper / Seven Up, Inc., which provide fountain products and certain marketing support funding to the Company and its franchisees. These agreements require minimum purchases of fountain beverage syrup, by the Company and its franchisees at agreed upon prices until the total volume commitments have been reached. The volume commitments are not subject to any time limit. As of October 3, 2021, we estimate that it will take approximately four years to complete the Coca-Cola purchase commitment and approximately five years to complete the Dr. Pepper purchase commitment. The Company estimates future annual purchases under these agreements to be approximately $51.3 million as of October 3, 2021 based on the expected ratio of usage at company-operated to franchise restaurants.
We also have entered into various arrangements with vendors providing information technology services with no early termination fees. The Company’s unconditional purchase obligations on these contracts total approximately $7.3 million over the next two years.

Legal matters — We assess contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. As of October 3, 2021 and September 27, 2020, the Company had recorded aggregate liabilities of $7.5 million and $3.8 million, respectively, within “Accrued liabilities” on our consolidated balance sheets for all matters including those described below, that were probable and reasonably estimable. We believe that the ultimate determination of liability in connection with legal claims pending against us, if any, in excess of amounts already provided for such matters in the consolidated financial statements, will not have a material adverse effect on our business, our annual results of operations, liquidity or financial position.
Gessele v. Jack in the Box Inc. — In August 2010, five former employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that the Company failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. The parties participated in a voluntary mediation on March 16, 2020, but the matter did not settle. The plaintiffs recently filed a motion for reconsideration of the court’s prior denial of class certification regarding meal and rest break claims, which remains pending before the court. The Company continues to dispute liability and the plaintiffs’ damages calculations and will continue to vigorously defend against the lawsuit.
Other legal matters — In addition to the matter described above, we are subject to normal and routine litigation brought by former or current employees, customers, franchisees, vendors, landlords, shareholders, or others. We intend to defend ourselves in any such matters. Some of these matters may be covered, at least in part, by insurance or other third-party indemnity obligation. We record receivables from third party insurers when recovery has been determined to be probable.
Lease guarantees — We remain contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of October 3, 2021, the maximum potential liability of future undiscounted payments under these leases is approximately $26.7 million. The lease terms extend for a maximum of approximately 16 more years and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.
17.    SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	2021	2020	2019
Cash paid during the year for:
Income tax payments	$48,200	$29,360	$14,906
Interest, net of amounts capitalized	$60,413	$68,612	$46,227

Non-cash investing and financing transactions:
Increase in dividends accrued or converted to common stock equivalents	$232	$117	$247
Consideration for franchise acquisitions	$1,305	$859	$—
Increase (decrease) in obligations for purchases of property and equipment	$1,755	$(2,696)	$(2,117)
Decrease in obligations for treasury stock repurchases	$—	$(2,025)	$(12,337)

18.    SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION (in thousands)

	October 3, 2021	September 27, 2020
Accounts and other receivables, net:
Trade	$75,273	$77,082
Notes receivable, current portion	1,467	1,193
Income tax receivable	1,157	1,591
Other	2,730	4,092
Allowance for doubtful accounts	(6,292)	(5,541)
	$74,335	$78,417
Other assets, net:
Company-owned life insurance policies	$123,566	$113,767
Deferred rent receivable	46,234	48,604
Franchise tenant improvement allowances	34,124	29,437
Notes receivable, less current portion	4,544	1,851
Other	15,970	16,964
	$224,438	$210,623
Accrued liabilities:
Payroll and related taxes	$34,649	$34,475
Sales and property taxes	23,174	22,038
Insurance	21,218	25,310
Deferred rent income	17,892	1,687
Advertising	13,097	9,861
Deferred franchise fees	4,824	4,934
Other	33,563	31,126
	$148,417	$129,431
Other long-term liabilities:
Defined benefit pension plans	$70,354	$120,811
Deferred franchise fees	35,608	38,607
Other	50,380	47,076
	$156,342	$206,494

19.    SUBSEQUENT EVENTS
On November 19, 2021, the Board of Directors declared a cash dividend of $0.44 per share, to be paid on December 23, 2021 to shareholders of record as of the close of business on December 9, 2021. Future dividends will be subject to approval by our Board of Directors.
On November 19, 2021, the Board of Directors authorized an additional $200.0 million stock buy-back program that expires on November 20, 2023.