Form 10-Q
period 2022-01-23
JACK IN THE BOX INC
filed 2022-02-23
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 23, 2022
or
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
Yes  ☐    No  ☑
As of the close of business February 17, 2022, 21,043,499 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	January 23, 2022	October 3, 2021
ASSETS
Current assets:
Cash	$70,207	$55,346
Restricted cash	18,259	18,222
Accounts and other receivables, net	55,220	74,335
Inventories	2,686	2,335
Prepaid expenses	10,073	12,682
Current assets held for sale	1,881	1,692
Other current assets	4,230	4,346
Total current assets	162,556	168,958
Property and equipment:
Property and equipment, at cost	1,127,989	1,133,038
Less accumulated depreciation and amortization	(813,346)	(810,124)
Property and equipment, net	314,643	322,914
Other assets:
Operating lease right-of-use assets	956,068	934,066
Intangible assets, net	403	470
Goodwill	48,047	47,774
Deferred tax assets	48,339	51,517
Other assets, net	228,540	224,438
Total other assets	1,281,397	1,258,265
	$1,758,596	$1,750,137
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$914	$894
Current operating lease liabilities	150,089	150,636
Accounts payable	22,461	29,119
Accrued liabilities	104,450	148,417
Total current liabilities	277,914	329,066
Long-term liabilities:
Long-term debt, net of current maturities	1,274,772	1,273,420
Long-term operating lease liabilities, net of current portion	841,957	809,191
Other long-term liabilities	150,017	156,342
Total long-term liabilities	2,266,746	2,238,953
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,563,579 and 82,536,059 issued, respectively	826	825
Capital in excess of par value	501,570	500,441
Retained earnings	1,794,362	1,764,412
Accumulated other comprehensive loss	(73,516)	(74,254)
Treasury stock, at cost, 61,523,475 shares	(3,009,306)	(3,009,306)
Total stockholders’ deficit	(786,064)	(817,882)
	$1,758,596	$1,750,137
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	January 23, 2022	January 17, 2021
Revenues:
Company restaurant sales	$120,056	$114,278
Franchise rental revenues	103,099	103,749
Franchise royalties and other	60,755	59,648
Franchise contributions for advertising and other services	60,801	60,866
	344,711	338,541
Operating costs and expenses, net:
Food and packaging	37,537	32,377
Payroll and employee benefits	39,725	34,931
Occupancy and other	20,877	17,835
Franchise occupancy expenses	63,983	65,169
Franchise support and other costs	3,911	3,273
Franchise advertising and other services expenses	63,308	62,695
Selling, general and administrative expenses	25,339	20,499
Depreciation and amortization	12,496	14,571
Other operating expenses (income), net	3,843	(452)
Gains on the sale of company-operated restaurants	(48)	(1,283)
	270,971	249,615
Earnings from operations	73,740	88,926
Other pension and post-retirement expenses, net	93	271
Interest expense, net	20,187	20,735
Earnings before income taxes	53,460	67,920
Income taxes	14,190	17,061
Net earnings	$39,270	$50,859

Earnings per share:
Basic	$1.85	$2.21
Diluted	$1.85	$2.21

Cash dividends declared per common share	$0.44	$0.40

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 23, 2022	January 17, 2021
Net earnings	$39,270	$50,859
Other comprehensive income:
Actuarial losses and prior service costs reclassified to earnings	996	1,517
	996	1,517
Tax effect	(258)	(394)
Other comprehensive income, net of taxes	738	1,123

Comprehensive income	$40,008	$51,982

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 23, 2022	January 17, 2021
Cash flows from operating activities:
Net earnings	$39,270	$50,859
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	12,496	14,571
Amortization of franchise tenant improvement allowances and incentives	1,234	861
Deferred finance cost amortization	1,722	1,722
(Excess tax benefit) tax deficiency from share-based compensation arrangements	38	(58)
Deferred income taxes	2,317	2,452
Share-based compensation expense	1,018	1,231
Pension and post-retirement expense	93	271
Losses (gains) on cash surrender value of company-owned life insurance	579	(7,042)
Gains on the sale of company-operated restaurants	(48)	(1,283)
Gains on the disposition of property and equipment, net	(617)	(2,160)
Impairment charges and other	919	546
Changes in assets and liabilities, excluding acquisitions:
Accounts and other receivables	19,910	24,805
Inventories	(351)	(133)
Prepaid expenses and other current assets	2,720	2,595
Operating lease right-of-use assets and lease liabilities	10,218	(14,441)
Accounts payable	(5,218)	(15,078)
Accrued liabilities	(47,849)	8,791
Pension and post-retirement contributions	(2,075)	(2,061)
Franchise tenant improvement allowance and incentive disbursements	(1,166)	(813)
Other	(1,159)	(3,384)
Cash flows provided by operating activities	34,051	62,251
Cash flows from investing activities:
Purchases of property and equipment	(9,401)	(7,076)
Proceeds from the sale of property and equipment	2,245	3,629
Proceeds from the sale and leaseback of assets	1,576	—
Proceeds from the sale of company-operated restaurants	48	133
Other	(1,305)	2,677
Cash flows used in investing activities	(6,837)	(637)
Cash flows from financing activities:
Principal repayments on debt	(223)	(211)
Debt issuance costs	(2,090)	—
Dividends paid on common stock	(9,257)	(9,089)
Proceeds from issuance of common stock	49	114
Payroll tax payments for equity award issuances	(795)	(773)
Cash flows used in financing activities	(12,316)	(9,959)
Net increase in cash and restricted cash	14,898	51,655
Cash and restricted cash at beginning of period	73,568	236,920
Cash and restricted cash at end of period	$88,466	$288,575

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION
Nature of operations — Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. The following table summarizes the number of restaurants as of the end of each period:

	January 23, 2022	January 17, 2021
Company-operated	165	148
Franchise	2,043	2,089
Total system	2,208	2,237
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
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended October 3, 2021 (“2021 Form 10-K”). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our 2021 Form 10-K.
In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for these interim periods have been included. Operating results for one interim period are not necessarily indicative of the results for any other interim period or for the full year.
Segment reporting — The Company is comprised of one operating segment.
Fiscal year — Our fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2022 and 2021 include 52 and 53 weeks, respectively. Our first quarter includes 16 weeks and all other quarters include 12 weeks, with the exception of the fourth quarter of fiscal 2021, which includes 13 weeks. All comparisons between 2022 and 2021 refer to the 16 weeks (“quarter”) ended January 23, 2022 and January 17, 2021, respectively, unless otherwise indicated.
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
Advertising costs — We administer a marketing fund that includes contractual contributions. In 2022 and 2021, marketing fund contributions from franchise and company-operated restaurants were approximately 5.0% of gross revenues.
Total contributions made by the Company are included in “Selling, general, and administrative expenses” in the accompanying condensed consolidated statements of earnings and for the quarter totaled $6.1 million and $5.8 million in 2022 and 2021, respectively.
Recent accounting pronouncements — The Company reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our condensed consolidated financial statements.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregation of revenue — The following table disaggregates revenue by primary source (in thousands):

	Sixteen Weeks Ended
	January 23, 2022	January 17, 2021
Sources of revenue:
Company restaurant sales	$120,056	$114,278
Franchise rental revenues	103,099	103,749
Franchise royalties	57,648	57,343
Marketing fees	55,801	55,776
Technology and sourcing fees	5,000	5,090
Franchise fees and other services	3,107	2,305
Total revenue	$344,711	$338,541
Contract liabilities — Our contract liabilities consist of deferred revenue resulting from initial fees received from franchisees for new restaurant openings or new franchise terms, which are recognized over the franchise term. We classify these contract liabilities as “Accrued liabilities” and “Other long-term liabilities” in our condensed consolidated balance sheets.
A summary of significant changes in our contract liabilities is presented below (in thousands):

	Sixteen Weeks Ended
	January 23, 2022	January 17, 2021
Deferred franchise fees at beginning of period	$40,435	$43,541
Revenue recognized	(1,742)	(1,779)
Additions	680	428
Deferred franchise fees at end of period	$39,373	$42,190
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied as of January 23, 2022 (in thousands):

Remainder of 2022	$3,362
2023	4,703
2024	4,512
2025	4,284
2026	3,963
Thereafter	18,549
$39,373
We have applied the optional exemption, as provided for under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

3.DEL TACO MERGER AGREEMENT
Agreement and Plan of Merger — As previously announced, the Company entered into an Agreement and Plan of Merger dated as of December 5, 2021 (the “Merger Agreement”) with Del Taco Restaurants, Inc., a Delaware corporation (“Del Taco”), to acquire Del Taco (the “Merger”). Del Taco is the nation’s second largest Mexican quick service restaurant chain by number of restaurants and has approximately 600 restaurants across 16 states.
Subject to certain specified exceptions, at the effective time of the Merger, each share of Del Taco common stock issued and outstanding will be converted into the right to receive $12.51 in cash in a transaction valued at approximately $575.0 million, including existing debt. The transaction, which is expected to close in the first calendar quarter of 2022, is subject to certain customary closing conditions, including Del Taco’s shareholder approval and the receipt of required regulatory approvals.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In connection with the Merger Agreement, the Company entered into a letter agreement with BofA Securities, Inc. pursuant to which BofA Securities, Inc. has agreed to provide financing for the Merger, in an amount of up to $600.0 million under the Company’s existing securitization facility. No amounts were drawn under the letter agreement, which was terminated as a result of our securitization refinancing transaction disclosed in Note 15, Subsequent Events.
The Merger Agreement provides for certain termination rights for both Jack in the Box and Del Taco and provides that, in connection with a termination of the Merger Agreement under certain specified circumstances, Del Taco will be required to pay Jack in the Box a termination fee of $14.2 million or Jack in the Box will be required to pay Del Taco a termination fee of $28.4 million.
The Company has incurred costs related to the merger of $3.0 million for the quarter, including legal, accounting, and other professional fees and expenses. These costs are included in “Other operating expenses (income), net” in the accompanying condensed consolidated statements of earnings.

4.SUMMARY OF REFRANCHISINGS AND FRANCHISE ACQUISITIONS
Refranchisings — In 2022 and 2021, no company-operated restaurants were sold to franchisees. Amounts included in “Gains on the sale of company-operated restaurants” in both periods related to resolutions of certain contingencies from the sale of restaurants in prior years.
Franchise acquisitions — In 2022 and 2021, we acquired four franchise restaurants in each period. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). These acquisitions were not material to our condensed consolidated financial statements in either year.

5.LEASES
As lessor, our leases and subleases primarily consist of restaurants that have been leased to franchisees subsequent to refranchising transactions. Revenues from leasing arrangements with our franchisees are presented in “Franchise rental revenues” in the accompanying condensed consolidated statements of earnings, and the related expenses are presented in “Franchise occupancy expenses.”
The following table presents rental income (in thousands):

	Sixteen Weeks Ended
	January 23, 2022	January 17, 2021
Operating lease income - franchise	$71,357	$72,242
Variable lease income - franchise	31,742	31,507
Franchise rental revenues	$103,099	$103,749
Operating lease income - closed restaurants and other (1)	$1,658	$1,865
____________________________
(1)Primarily relates to closed restaurant properties included in “Other operating expenses (income), net” in our condensed consolidated statements of earnings.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (2) (Level 1)	Significant Other Observable Inputs (2) (Level 2)	Significant Unobservable Inputs (2) (Level 3)
Fair value measurements as of January 23, 2022:
Non-qualified deferred compensation plan (1)	$16,366	$16,366	$—	$—
Total liabilities at fair value	$16,366	$16,366	$—	$—
Fair value measurements as of October 3, 2021:
Non-qualified deferred compensation plan (1)	$18,555	$18,555	$—	$—
Total liabilities at fair value	$18,555	$18,555	$—	$—
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
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of January 23, 2022 and October 3, 2021 (in thousands):

	January 23, 2022		October 3, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Class A-2 Notes	$1,290,251	$1,324,810	$1,290,251	$1,351,057
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
In connection with our impairment reviews performed during 2022, no material fair value adjustments were required.

7.OTHER OPERATING EXPENSE (INCOME), NET
Other operating expenses (income), net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 23, 2022	January 17, 2021
Acquisition, integration, and restructuring costs (1)	$3,013	$6
Costs of closed restaurants and other (2)	1,072	1,023
Accelerated depreciation	375	679
Gains on disposition of property and equipment, net (3)	(617)	(2,160)
	$3,843	$(452)
____________________________
(1)Acquisition and integration costs in connection with the Del Taco transaction. Refer to Note 3 for further information.
(2)Costs of closed restaurants primarily include impairment charges as a result of our decision to close restaurants, ongoing costs associated with closed restaurants, and canceled project costs.
(3)Gains on disposition of property and equipment, net, in both periods primarily relate to the sale of restaurant properties.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.INCOME TAXES
The income tax provisions reflect tax rates of 26.5% in 2022 and 25.1% in 2021. The major component of the year-over-year increase in tax rates was the non-deductibles losses in the current year versus non-taxable gains in the prior year from the market performance of insurance products used to fund certain non-qualified retirement plans.

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
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Sixteen Weeks Ended
	January 23, 2022	January 17, 2021
Defined benefit pension plans:
Interest cost	$4,517	$4,532
Expected return on plan assets	(5,570)	(5,951)
Actuarial losses (1)	1,187	1,616
Amortization of unrecognized prior service costs (1)	6	6
Net periodic benefit cost	$140	$203
Post-retirement healthcare plans:
Interest cost	$150	$173
Actuarial gains (1)	(197)	(105)
Net periodic benefit cost	$(47)	$68
___________________________
(1)Amounts were reclassified from accumulated OCI into net earnings as a component of “Other pension and post-retirement expenses, net.”
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2021, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for the Qualified Plan. Details regarding 2022 contributions are as follows (in thousands):

	SERP	Post-Retirement Healthcare Plans
Net year-to-date contributions	$1,746	$329
Remaining estimated net contributions during fiscal 2022	$3,470	$803
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.STOCKHOLDERS’ DEFICIT
Summary of changes in stockholders’ deficit — A reconciliation of the beginning and ending amounts of stockholders’ deficit is presented below (in thousands):

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 3, 2021	82,536	$825	$500,441	$1,764,412	$(74,254)	$(3,009,306)	$(817,882)
Shares issued under stock plans, including tax benefit	28	1	48	—	—	—	49
Share-based compensation	—	—	1,018	—	—	—	1,018
Dividends declared	—	—	63	(9,320)	—	—	(9,257)
Net earnings	—	—	—	39,270	—	—	39,270
Other comprehensive income	—	—	—	—	738	—	738
Balance at January 23, 2022	82,564	$826	$501,570	$1,794,362	$(73,516)	$(3,009,306)	$(786,064)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 27, 2020	82,370	$824	$489,515	$1,636,211	$(110,605)	$(2,809,306)	$(793,361)
Shares issued under stock plans, including tax benefit	24	—	114	—	—	—	114
Share-based compensation	—	—	1,231	—	—	—	1,231
Dividends declared	—	—	53	(9,142)	—	—	(9,089)
Net earnings	—	—	—	50,859	—	—	50,859
Other comprehensive income	—	—	—	—	1,123	—	1,123
Balance at January 17, 2021	82,394	$824	$490,913	$1,677,928	$(109,482)	$(2,809,306)	$(749,123)
Repurchases of common stock — There were no repurchases of common stock in the first quarter of fiscal 2022. As of January 23, 2022, there was $200.0 million remaining under share repurchase programs authorized by the Board of Directors which expires in November 2023.
Dividends — During 2022, the Board of Directors declared a cash dividend of $0.44 per common totaling $9.3 million. Future dividends are subject to approval by our Board of Directors.

11.AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Sixteen Weeks Ended
	January 23, 2022	January 17, 2021
Weighted-average shares outstanding – basic	21,205	22,968
Effect of potentially dilutive securities:
Nonvested stock awards and units	40	54
Stock options	2	5
Performance share awards	—	2
Weighted-average shares outstanding – diluted	21,247	23,029
Excluded from diluted weighted-average shares outstanding:
Antidilutive	15	99
Performance conditions not satisfied at the end of the period	25	29

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.COMMITMENTS AND CONTINGENCIES
Legal matters — We assess contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. As of January 23, 2022 and October 3, 2021, the Company had recorded aggregate liabilities of $6.8 million and $7.5 million, respectively, within “Accrued liabilities” on our condensed consolidated balance sheets, for all matters including those described below, that were probable and reasonably estimable. We believe that the ultimate determination of liability in connection with legal claims pending against us, if any, in excess of amounts already provided for such matters in the consolidated financial statements, will not have a material adverse effect on our business, our annual results of operations, liquidity or financial position.
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
Lease guarantees — We remain contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of January 23, 2022, the maximum potential liability of future undiscounted payments under these leases is approximately $26.7 million. The lease terms extend for a maximum of approximately 16 more years and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.

13.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Sixteen Weeks Ended
	January 23, 2022	January 17, 2021
Non-cash investing and financing transactions:
Decrease in obligations for purchases of property and equipment	$952	$74
Increase in accrued debt issuance costs	$3,955	$—
Increase in dividends accrued or converted to common stock equivalents	$63	$53
Right-of use assets obtained in exchange for operating lease obligations	$69,789	$40,266
Right-of use assets obtained in exchange for finance lease obligations	$20	$65

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14.SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	January 23, 2022	October 3, 2021
Accounts and other receivables, net:
Trade	$57,250	$75,273
Notes receivable, current portion	1,472	1,467
Income tax receivable	1,043	1,157
Other	2,783	2,730
Allowance for doubtful accounts	(7,328)	(6,292)
	$55,220	$74,335
Other assets, net:
Company-owned life insurance policies	$122,987	$123,566
Deferred rent receivable	45,519	46,234
Franchise tenant improvement allowance	33,340	34,124
Notes receivable, less current portion	4,741	4,544
Other	21,953	15,970
	$228,540	$224,438
Accrued liabilities:
Payroll and related taxes	$25,186	$34,649
Insurance	21,353	21,218
Sales and property taxes	10,225	23,174
Deferred rent income	4,023	17,892
Advertising	7,952	13,097
Deferred franchise fees	4,800	4,824
Other	30,911	33,563
	$104,450	$148,417
Other long-term liabilities:
Defined benefit pension plans	$68,931	$70,354
Deferred franchise fees	34,573	35,608
Other	46,513	50,380
	$150,017	$156,342

15.SUBSEQUENT EVENTS
Securitization Refinancing Transaction — On February 11, 2022, the Company completed the sale of $550.0 million of its Series 2022-1 3.445% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) and $550.0 million of its Series 2022-1 4.136% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II” and, together with the Class A-2-I Notes, the “2022 Notes”). Interest payments on the 2022 Notes are payable on a quarterly basis. The anticipated repayment dates of the Class A-2-I Notes and the Class A-2-II Notes will be February 2027 and February 2032, respectively, unless earlier prepaid to the extent permitted under the indenture that will govern the 2022 Notes. The 2022 Notes were issued in a privately placed transaction.
The net proceeds of the sale of the 2022 Notes have been used to repay in full of $570.7 million in aggregate outstanding principal amount of the Company’s Series 2019-1 Class A-2-I Notes, together with the applicable make-whole premium and unpaid interest, and is expected to be used to fund a portion of the Company’s acquisition of Del Taco Restaurants, Inc.
The Company also entered into a new purchase agreement under which it will issue up to $150.0 million of its Series 2022-1 Variable Funding Senior Secured Notes, Class A-1 (the “Class A-1 Notes”), which will allow the Company to borrow amounts from time to time on a revolving basis. The Class A-I Notes will replace the Company’s existing $150.0 million Series 2019-1 Variable Funding Senior Secured Notes, Class A-1.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Dividends - On February 18, 2022, the Board of Directors declared a cash dividend of $0.44 per common share, to be paid on March 22, 2022, to shareholders of record as of the close of business on March 9, 2022.
Franchise Acquisitions - Subsequent to the end of the first quarter, we took possession of 9 franchise restaurants in a non-cash transaction. We are currently determining the fair value of the non-cash purchase price allocation using the acquisition method of accounting for business combinations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2022 and 2021 refer to the 16 weeks (“quarter”) ended January 23, 2022 and January 17, 2021, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during 2022 and 2021, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended October 3, 2021.
Our MD&A consists of the following sections:
•Overview — a general description of our business and 2022 highlights.
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
•Adjusted EBITDA represents net earnings on a generally accepted accounting principles (“GAAP”) basis excluding income taxes, interest expense, net, gains on the sale of company-operated restaurants, other operating expenses (income), net, depreciation and amortization, and amortization of tenant improvement allowances and incentives. We are presenting Adjusted EBITDA because we believe that it provides a meaningful supplement to net earnings of the Company's core business operating results, as well as a comparison to those of other similar companies. Management believes that Adjusted EBITDA, when viewed with the Company's results of operations in accordance with GAAP and the accompanying reconciliations within MD&A, provides useful information about operating performance and period-over-period change, and provides additional information that is useful for evaluating the operating performance of the Company's core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA permits investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
Same-store sales, systemwide sales, franchised restaurant sales, AUVs, and Adjusted EBITDA are not measurements determined in accordance with GAAP and should not be considered in isolation, or as an alternative to earnings from operations, or other similarly titled measures of other companies.

OVERVIEW
Our Business
As of January 23, 2022, we operated and franchised 2,208 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam.
We derive revenue from retail sales at Jack in the Box company-operated restaurants and rental revenue, royalties (based upon a percent of sales), franchise fees and contributions for advertising and other services from franchisees. In addition, we recognize gains or losses from the sale of company-operated restaurants to franchisees, and captioned separately within operating costs and expenses, net, in the accompanying consolidated statements of earnings.
Del Taco Merger Agreement
As previously announced, the Company entered into an Agreement and Plan of Merger dated as of December 5, 2021 (the “Merger Agreement”) with Del Taco Restaurants, Inc., a Delaware corporation (“Del Taco”), to acquire Del Taco (the “Merger”). Del Taco is the nation’s second largest Mexican quick service restaurant chain by number of restaurants and has approximately 600 restaurants across 16 states.
Subject to certain specified exceptions, at the effective time of the Merger, each share of Del Taco common stock issued and outstanding will be converted into the right to receive $12.51 in cash in a transaction valued at approximately $575 million, including existing debt. The transaction, which is expected to close in the first calendar quarter of 2022, is subject to certain customary closing conditions, including Del Taco’s shareholder approval and the receipt of required regulatory approvals. Refer to Note 3, Del Taco Merger Agreement, of the notes to the condensed consolidated financial statements for further information about the Merger.
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
Our business has continued to be challenged by availability and cost of labor resulting in a number of our restaurants across regions to reduce operating hours during the quarter. We have continued to have limited shortages in our supply chain; however, inflationary pressures have continued to have a significant impact on our business.
We expect these operating margin pressures due to labor and supply chain challenges to continue for the remainder of fiscal 2022.
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
In fiscal 2021, the franchisee filed motions to reject 5 locations which the court authorized. In fiscal 2022, the franchisee filed motions to reject an additional 6 locations which the court authorized. No material impairment costs were recorded in the financial statements in either period as a result of these locations being rejected near the expiration of our master lease agreements. The franchisee’s remaining restaurants continue to operate with the franchisee remaining current with their obligations to us, with the exception of certain amounts owed at the end and subsequent to the first quarter which have been appropriately reserved for in the accompanying condensed consolidated financial statements.
The Company does not expect to acquire and operate any restaurants as part of the sale of these restaurants and our current expectation is the remaining restaurants will be transferred to one or more other franchise partners.
Financial Highlights for Fiscal Quarter
•Systemwide sales for the quarter increased 0.6% as compared to prior year quarter.
•System same-store sales for the quarter increased 1.2%.
•Total revenues for the quarter increased 1.8%.
•Earnings from operations for the quarter decreased 17.1%.
•Net earnings and diluted EPS decreased 22.8% and 16.3%, respectively.
•Adjusted EBITDA decreased in the quarter from $102.4 million to $91.2 million, or 10.9%.

•Net units down 1.3% with 12 closures and 2 store openings during the quarter.

RESULTS OF OPERATIONS
The following table presents certain income and expense items included in our condensed consolidated statements of earnings as a percentage of total revenues, unless otherwise indicated. Percentages may not add due to rounding.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS DATA

	Sixteen Weeks Ended
	January 23, 2022	January 17, 2021
Revenues:
Company restaurant sales	34.8%	33.8%
Franchise rental revenues	29.9%	30.6%
Franchise royalties and other	17.6%	17.6%
Franchise contributions for advertising and other services	17.6%	18.0%
	100.0%	100.0%
Operating costs and expenses, net:
Food and packaging (1)	31.3%	28.3%
Payroll and employee benefits (1)	33.1%	30.6%
Occupancy and other (1)	17.4%	15.6%
Franchise occupancy expenses (2)	62.1%	62.8%
Franchise support and other costs (3)	6.4%	5.5%
Franchise advertising and other services expenses (4)	104.1%	103.0%
Selling, general and administrative expenses	7.4%	6.1%
Depreciation and amortization	3.6%	4.3%
Other operating expenses (income), net	1.1%	(0.1)%
Gains on the sale of company-operated restaurants	—%	(0.4)%
Earnings from operations	21.4%	26.3%
Income tax rate (5)	26.5%	25.1%
____________________________
(1)As a percentage of company restaurant sales.
(2)As a percentage of franchise rental revenues.
(3)As a percentage of franchise royalties and other.
(4)As a percentage of franchise contributions for advertising and other services.
(5)As a percentage of earnings from operations and before income taxes.

The following table summarizes changes in same-store sales for company-operated, franchised, and system restaurants:

	Sixteen Weeks Ended
	January 23, 2022	January 17, 2021
Company	(0.3)%	7.5%
Franchise	1.4%	13.0%
System	1.2%	12.5%

The following table summarizes changes in the number and mix of company and franchise restaurants:

	2022			2021
	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	163	2,055	2,218	144	2,097	2,241
New	—	2	2	—	3	3
Acquired from franchisees	4	(4)	—	4	(4)	—
Closed	(2)	(10)	(12)	—	(7)	(7)
End of period	165	2,043	2,208	148	2,089	2,237
% of system	7%	93%	100%	7%	93%	100%
The following table summarizes restaurant sales for company-operated, franchised, and systemwide sales (in thousands):

	Sixteen Weeks Ended
	January 23, 2022	January 17, 2021
Company-operated restaurant sales	$120,056	$114,278
Franchised restaurant sales (1)	1,117,676	1,115,826
Systemwide sales (1)	$1,237,732	$1,230,104
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
Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):

	Sixteen Weeks Ended
	January 23, 2022	January 17, 2021
Net earnings - GAAP	$39,270	$50,859
Income tax expense	14,190	17,061
Interest expense, net	20,187	20,735
Gains on the sale of company-operated restaurants	(48)	(1,283)
Other operating expenses (income), net	3,843	(452)
Depreciation and amortization	12,496	14,571
Amortization of franchise tenant improvement allowances and incentives	1,234	861
Adjusted EBITDA - Non-GAAP	$91,172	$102,352

Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Sixteen Weeks Ended
	January 23, 2022		January 17, 2021
Company restaurant sales	$120,056		$114,278
Company restaurant costs:
Food and packaging	$37,537	31.3%	$32,377	28.3%
Payroll and employee benefits	$39,725	33.1%	$34,931	30.6%
Occupancy and other	$20,877	17.4%	$17,835	15.6%
Company restaurant sales increased $5.8 million or 5.1% compared to the prior year, primarily due to an increase in the number of company-operated restaurants, average check growth, menu price increases, and partially offset by a decline in traffic. The following table presents the approximate impact of these items on company restaurant sales (in millions):

Sixteen Weeks Ended
January 23, 2022
Increase in the average number of restaurants	$3.7
AUV increase	2.1
Total change in company restaurant sales	$5.8
Same-store sales at company-operated restaurants decreased 0.3% compared to a year ago. The following table summarizes the change versus a year ago:

Sixteen Weeks Ended
January 23, 2022
Average check (1)	3.5%
Transactions	(3.8)%
Change in same-store sales	(0.3)%
____________________________
(1)Includes price increases of approximately 5.5%.
Food and packaging costs as a percentage of company restaurant sales increased to 31.3% from 28.3% a year ago, primarily due a 2.6% increase in commodities and an unfavorable sales mix of 2.0%, partially offset by menu price increases of 1.6%. Commodity costs increased in the current fiscal year by approximately 10.5% primarily due to increases in beef, pork, sauces and oil.
Payroll and employee benefit costs as a percentage of company restaurant sales increased to 33.1% in 2022 compared with 30.6% a year ago primarily due to labor inflation, a change in the mix of restaurants due to franchisee acquisitions, partially offset by lower incentive compensation. Labor inflation was approximately 10.9% in the current fiscal year.
Occupancy and other costs, as a percentage of company restaurant sales, increased to 17.4% in 2022 compared with 15.6% a year ago due primarily to the acquisition of 20 restaurants with lower than average sales volumes as well as higher costs for maintenance and repair and utilities.

Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Sixteen Weeks Ended
	January 23, 2022	January 17, 2021
Franchise rental revenues	$103,099	$103,749

Royalties	57,648	57,343
Franchise fees and other	3,107	2,305
Franchise royalties and other	60,755	59,648
Franchise contributions for advertising and other services	60,801	60,866
Total franchise revenues	$224,655	$224,263

Franchise occupancy expenses	$63,983	$65,169
Franchise support and other costs	3,911	3,273
Franchise advertising and other services expenses	63,308	62,695
Total franchise costs	$131,202	$131,137
Franchise costs as a percentage of total franchise revenues	58.4%	58.5%

Average number of franchise restaurants	2,039	2,078
% decrease	(1.9)%
Franchised restaurant sales	$1,117,676	$1,115,826
Franchised restaurant AUVs	$548	$537
Royalties as a percentage of total franchised restaurant sales	5.2%	5.1%
Franchise rental revenues decreased $0.6 million, or 0.6% in 2022 compared to the prior year, primarily due to lower minimum rent and property tax reimbursements of $1.6 million due to a reduction in the number of franchise subleases compared to prior year, partially offset by higher percentage rent of $1.1 million driven by higher franchise restaurant sales.
Franchise royalties and other increased $1.1 million, or 1.9% in 2022 compared to the prior year, primarily due to an increase of $0.8 million in fees received in connection with the early termination of franchise agreements, as well as higher royalties of $0.3 million driven by higher franchise restaurant sales.
Franchise contributions for advertising and other services revenues decreased $0.1 million, or 0.1% in 2022 compared to the prior year, due to a decrease of $0.1 million in technology and sourcing fees driven by a lower average number of franchise restaurants compared to the prior year.
Franchise occupancy expenses, primarily rent, decreased $1.2 million, or 1.8% in 2022 compared to the prior year, primarily due to a reduction in the average number of franchise restaurants in 2022.
Franchise support and other costs increased $0.6 million in 2022 compared to the prior year, primarily due to an increase in franchisee bad debt expense from specific franchise situations occurring in the year.
Franchise advertising and other service expenses increased $0.6 million, or 1.0% in 2022 compared to the prior year primarily due to higher technology costs in the current year.
Depreciation and Amortization
Depreciation and amortization decreased by $2.1 million in 2022 compared with the prior year, primarily due to certain franchise building assets becoming fully depreciated in the current fiscal year.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in SG&A expenses compared with the prior year (in thousands):

Sixteen Weeks Ended
January 23, 2022
Advertising	$294
Incentive compensation (including share-based compensation and related payroll taxes)	(2,807)
Cash surrender value of COLI policies, net	5,239
Other	2,114
$4,840
Advertising costs represent company contributions to our marketing fund and are generally determined as a percentage of company-operated restaurant sales. Advertising costs increased $0.3 million compared to the prior year primarily due to an increase in the number of company-operated restaurants.
Incentive compensation decreased by $2.8 million in 2022 compared to the prior year due to a $2.6 million decrease in the annual incentives mainly as a result of lower achievement levels compared to the prior year, as well as a $0.2 million decrease in stock-based compensation mainly from timing of annual grants compared to the prior year.
The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a negative impact of $5.2 million versus the prior year as a result of $0.4 million losses recognized in 2022 compared to $4.8 million gains in the prior year.
Other Operating Expenses (Income), Net
Other operating expenses (income), net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 23, 2022	January 17, 2021
Acquisition, integration, and restructuring costs	$3,013	$6
Costs of closed restaurants and other	1,072	1,023
Accelerated depreciation	375	679
Gains on disposition of property and equipment, net	(617)	(2,160)
	$3,843	$(452)
Other operating expenses (income), net increased by $4.3 million, primarily due to $3.0 million of costs incurred during the quarter relating to the Del Taco acquisition and $1.5 million lower gains on the sale of property and equipment compared to prior year.
Gains on the Sale of Company-Operated Restaurants
In 2022 and 2021, no company-operated restaurants were sold to franchisees. Amounts included in “Gains on the sale of company-operated restaurants” in both periods related to resolutions of certain contingencies from the sale of restaurants in prior years.

Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 23, 2022	January 17, 2021
Interest expense	$20,273	$20,739
Interest income	(86)	(4)
Interest expense, net	$20,187	$20,735
Interest expense, net decreased by $0.5 million in 2022 compared to the prior year primarily due to lower average borrowings as a result of paying down borrowings under our Variable Funding Notes during the second quarter of 2021.
Income Tax Expense
The income tax provisions reflect tax rates of 26.5% in 2022 and 25.1% in 2021. The major component of the year-over-year increase in tax rates was the non-deductibles losses in the current year versus non-taxable gains in the prior year from the market performance of insurance products used to fund certain non-qualified retirement plans.

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of liquidity and capital resources are cash flows from operations and borrowings available under our securitized financing facility. Our cash requirements consist principally of working capital, general corporate needs, capital expenditures, income tax payments, debt service requirements, franchise tenant improvement allowance and incentive distributions, dividend payments, and obligations related to our benefit plans. We generally reinvest available cash flows from operations to invest in our business, service our debt obligations, pay dividends and repurchase shares of our common stock.
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our securitized financing facility. As of January 23, 2022, the Company had $88.5 million of cash and restricted cash on its consolidated balance sheet.
On December 5, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Del Taco Restaurants, Inc., for total consideration valued at $575.0 million, including existing debt. To partially fund the acquisition of Del Taco, we completed a debt refinancing transaction on February 11, 2022, as further described below.
The Merger Agreement provides for certain termination rights for both Jack in the Box and Del Taco and provides that, in connection with a termination of the Merger Agreement under certain specified circumstances as described in the Merger Agreement, Del Taco will be required to pay Jack in the Box a termination fee of $14.2 million or Jack in the Box will be required to pay Del Taco a termination fee of $28.4 million.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Sixteen Weeks Ended
	January 23, 2022	January 17, 2021
Total cash provided by (used in):
Operating activities	$34,051	$62,251
Investing activities	(6,837)	(637)
Financing activities	(12,316)	(9,959)
Net cash flows	$14,898	$51,655
Operating Activities. Operating cash flows decreased $28.2 million compared with a year ago, which was primarily due to an unfavorable change in working capital of $25.3 million, as a result of lower collections on marketing and rent payment deferrals provided to our franchisees in 2020, higher property tax payments due to timing differences, and higher bonus payments.
Pension and Post-Retirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2021, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for our qualified pension plan. In 2022, we contributed $2.1 million to our non-qualified pension plan and post-retirement plans.
Investing Activities. Cash used in investing activities increased by $6.2 million compared with a year ago, primarily due to $2.3 million higher capital expenditures and $3.0 million lower death benefit proceeds of company-owned life insurance policies.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Sixteen Weeks Ended
	January 23, 2022	January 17, 2021
Restaurants:
Remodel / refresh programs	$921	$3,903
Restaurant facility expenditures	4,374	1,451
Purchases of assets intended for sale and leaseback	1,877	150
Restaurant information technology	968	288
	8,140	5,792
Corporate Services:
Information technology	52	466
Corporate facilities	1,209	818
	1,261	1,284

Total capital expenditures	$9,401	$7,076
Financing Activities. Cash flows used in financing activities increased by $2.4 million compared with a year ago, primarily due to $2.1 million of deferred financing costs paid during the quarter.
Repurchases of Common Stock — The Company did not repurchase any shares in the first quarter of 2022. On November 19, 2021, the Board of Directors authorized a $200.0 million stock buy-back program that expires on November 20, 2023.
Dividends — During the first quarter of 2022, the Board of Directors declared a cash dividend of $0.44 per common share totaling $9.3 million.
Securitized Refinancing Transaction — On February 11, 2022, the Company completed the sale of $550.0 million of its Series 2022-1 3.445% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes) and $550.0 million of its Series 2022-1 4.136% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II” and, together with the Class A-2-I Notes, the “2022 Notes”). Interest payments on the 2022 Notes are payable on a quarterly basis. The anticipated repayment dates of the Class A-2-I Notes and the Class A-2-II Notes will be February 2027 and February 2032, respectively, unless earlier prepaid to the extent permitted under the indenture that will govern the 2022 Notes. The 2022 Notes were issued in a privately placed transaction.
The net proceeds of the sale of the 2022 Notes have been used to repay in full of $570.7 million in aggregate outstanding principal amount of the Company’s Series 2019-1 Class A-2-I Notes, together with the applicable make-whole premium and unpaid interest, and is expected to be used to fund a portion of the Company’s acquisition of Del Taco Restaurants, Inc.
The Company also entered into a new purchase agreement under which it will issue up to $150.0 million of its Series 2022-1 Variable Funding Senior Secured Notes, Class A-1 (the “Class A-1 Notes”), which will allow the Company to borrow amounts from time to time on a revolving basis. The Class A-I Notes will replace the Company’s existing $150.0 million Series 2019-1 Variable Funding Senior Secured Notes, Class A-1.
Except as described above, there were no material changes to the terms of any debt obligations since October 3, 2021. The Company was in compliance with its debt covenants as of January 23, 2022.

DISCUSSION OF CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those that we believe are most important for the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2021.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the federal securities laws, including further impacts that COVID-19 pandemic may have on our future operations. Any statements contained herein that are not historical facts may be deemed to be forward-looking statements. Forward-looking statements may be identified by words such as “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “goals,” “guidance,” “intend,” “plan,” “project,” “may,” “will,” “would”, “should” and similar expressions. These statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. These estimates and assumptions involve known and unknown risks, uncertainties, and other factors that are in some cases beyond our control. Factors that may cause our actual results to differ materially from any forward-looking statements include, but are not limited to:
•The COVID-19 pandemic has disrupted and may continue to disrupt our business, which has affected and could continue to materially affect our operations, financial condition, and results of operations for an extended period of time.
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
•Changes in the availability of and the cost of labor could adversely affect our business.
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
•Our highly-franchised business model presents a number of risks, and the failure of our franchisees to operate successful and profitable restaurants could negatively impact our business.
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
•Changes in tax laws, interpretations of existing tax law, or adverse determinations by tax authorities could adversely affect our income tax expense and income tax payments.
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
•We may not complete the acquisition of Del Taco within the time frame we anticipate or at all; the acquisition may cause our financial results to differ from our expectations or the expectations of the investment community; and we may not be able to achieve anticipated benefits of the acquisition.
These and other factors are identified and described in more detail in our filings with the Securities and Exchange Commission, including, but not limited to: the “Discussion of Critical Accounting Estimates,” and other sections in this Form 10-Q and the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended October 3, 2021 (“Form 10-K”). These documents may be read free of charge on the SEC’s website at www.sec.gov. Potential investors are urged to consider these factors, more fully described in our Form 10-K, carefully in evaluating any forward-looking statements, and are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements are made only as of the date issued, and we do not undertake any obligation to update any forward-looking statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative market risks set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2021.

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended January 23, 2022, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended January 23, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 1.        LEGAL PROCEEDINGS
See Note 12, Commitments and Contingencies, of the notes to the condensed consolidated financial statements for a discussion of our contingencies and legal matters.

ITEM 1A.    RISK FACTORS
The risk factors set forth below contain material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2021, which we filed with the SEC on November 23, 2021, as updated in this Item 1A. You should also consider the risks and uncertainties discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended October 3, 2021, including our financial statements and the related notes. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occurs, our business and financial results could be harmed. In that case, the market price of our common stock could decline.
We may not complete the acquisition of Del Taco within the time frame we anticipate or at all; the acquisition may cause our financial results to differ from our expectations or the expectations of the investment community; and we may not be able to achieve anticipated benefits of the acquisition.
The completion of the acquisition of Del Taco is subject to a number of conditions. The failure to satisfy all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring at all. In addition, the terms and conditions of the required regulatory authorizations and consents for the acquisition that are granted, if any, may impose requirements, limitations or costs or place restrictions on the conduct of our business after the transaction or may materially delay the completion of the acquisition. A delay in completing the acquisition could cause us to realize some or all of the benefits later than we otherwise expect to realize if the acquisition is successfully completed within the anticipated timeframe.
The success of the acquisition will depend, in part, on our ability to successfully combine and integrate the business of Del Taco and realize the anticipated benefits, including synergies, cost savings, and operational efficiencies, from the acquisition. If we are unable to successfully combine and integrate the business of Del Taco within the anticipated time frame, or at all, the anticipated benefits may not be fully realized.
Similar to our Series 2019-1 Class A-2-I Notes, the new securitized debt instruments issued by certain of our wholly-owned subsidiaries have restrictive terms, and any failure to comply with such terms could result in default, which could harm the value of our brand and adversely affect our business.
The Series 2022-1 Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Series 2022-1 Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Series 2022-1 Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Series 2022-1 Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to record keeping, access to information and similar matters. The Series 2022-1 Senior Notes are also subject to customary rapid amortization events provided for in the indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Series 2022-1 Class A-2 Notes on the applicable scheduled maturity date. The Series 2022-1 Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Series 2022-1 Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.

In the event that a rapid amortization event occurs under the indenture (including, without limitation, upon an event of default under the indenture or the failure to repay the securitized debt at the end of the applicable term) which would require repayment of the Series 2022-1 Senior Notes, the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate and/or grow our business. If our subsidiaries are not able to generate sufficient cash flow to service their debt obligations, they may need to refinance or restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If our subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet debt payment and other obligations which could have a material adverse effect on our financial condition.
We have a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of our Company or its subsidiaries, could adversely affect our business, financial condition and results of operations, as well as the ability of certain of our subsidiaries to meet debt payment obligations.
Upon completion of its refinancing transaction, as of February 11, 2022, the Master Issuer has outstanding debt of $1.82 billion.
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
•our ability to operate our business and our ability to repurchase stock or pay cash dividends to our stockholders may be restricted by the financial and other covenants set forth in the indenture;
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
Similar to the Series 2019-1 Class A-2-I Notes, the securitization transaction documents impose certain restrictions on our activities or the activities of our subsidiaries, and the failure to comply with such restrictions could adversely affect our business.
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

Changes in the availability of and the cost of labor could adversely affect our business.
Our business could be adversely impacted by increases in labor costs, including those increases triggered by regulatory actions regarding wages, scheduling and benefits; increased health care and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high quality employees with the right skill sets and increased wages, benefits and costs related to the COVID-19 pandemic and inflationary and other pressure on wages now being experienced. The growth of our business can make it increasingly difficult to locate and hire sufficient numbers of employees, to maintain an effective system of internal controls, and to train employees to deliver a consistently high-quality product and customer experience, which could materially harm our business and results of operations. Furthermore, we have experienced, and could continue to experience, a shortage of labor for restaurant positions, including due to concerns around and illnesses arising from COVID-19 and its various novel variants and other factors, which could decrease the pool of available qualified talent for key functions and require restaurants to operate on reduced hours. Such labor shortages could be further exacerbated by expanded federal, state and local COVID-19 vaccination requirements. In addition, our wages and benefits programs may be insufficient to attract and retain the top performing employees especially in a rising wage market.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — We did not repurchase any shares of our common stock in the first quarter of 2022. As of January 23, 2022, there was $200.0 million remaining under the Board-authorized stock buyback program which expires in November 2023.

ITEM 3.        DEFAULTS OF SENIOR SECURITIES
None.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Item 5.03.    None.

ITEM 6.        EXHIBITS

Number	Description	Form	Filed with SEC
2.1	Agreement and Plan of Merger, dated as of December 5, 2021, by and among Jack in the Box Inc, Epic Merger Sub Inc., and Del Taco Restaurants, Inc.	8-K	12/6/2022
10.1	Voting Agreement, dated as of December 5, 2021, by and among Jack in the Box Inc., Belfer Investment Partners LP and Lime Partners LLC	8-K	12/6/2022
10.2	Voting Agreement, dated as of December 5, 2021, by and among Jack in the Box Inc., Levy Family Partners LLC, Lawrence F. Levy, Ari Levy and certain other Del Taco stockholders party thereto	8-K	12/6/2022
10.3
2022-1 Class A-2 Note Purchase Agreement, dated as of February 2, 2022, by and among Jack in the Box Inc., the subsidiaries of Jack in the Box Inc. party thereto and Guggenheim Securities, LLC acting on behalf of itself and as the representative of the initial purchasers.
		8-K	2/3/2022
10.4
Series 2022-1 Supplement to Base Indenture, dated as of February 11, 2022, by and between Jack in the Box Funding, LLC, as Master Issuer of the Series 2022-1 fixed rate senior secured notes, Class A-2, and Series 2022-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2022-1 Securities Intermediary.
		8-K	2/15/2022
10.5	First Supplement to the Base Indenture, dated as of February 11, 2022, by and between Jack in the Box Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary.	8-K	2/15/2022
10.6
Class A-1 Note Purchase Agreement, dated as of February 11, 2022, by and among Jack in the Box Funding, LLC, as Master Issuer, each of Different Rules, LLC, Jack in the Box Properties, LLC and Jack in the Box SPV Guarantor, LLC, as Guarantors, Jack in the Box Inc. as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Coöperatieve Rabobank U.A., New York Branch, as L/C Provider, Swingline Lender and Administrative Agent.
		8-K	2/15/2022
10.7
First Amendment to the Management Agreement, dated as of February 11, 2022, by and among Jack in the Box Funding, LLC, as Master Issuer, certain subsidiaries of Jack in the Box Funding, LLC party thereto, Jack in the Box Inc., as Manager, and Citibank, N.A., as Trustee.
		8-K	2/15/2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema Document
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted in iXBRL

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ TIM MULLANY
Tim Mullany
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: February 23, 2022