Form 10-Q
period 2022-04-17
JACK IN THE BOX INC
filed 2022-05-27
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 17, 2022
or
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
Yes  ☐    No  ☑
As of the close of business May 20, 2022, 21,045,960 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	April 17, 2022	October 3, 2021
ASSETS
Current assets:
Cash	$55,719	$55,346
Restricted cash	28,914	18,222
Accounts and other receivables, net	52,461	74,335
Inventories	5,845	2,335
Prepaid expenses	20,486	12,682
Current assets held for sale	3,695	1,692
Other current assets	4,828	4,346
Total current assets	171,948	168,958
Property and equipment:
Property and equipment, at cost	1,282,161	1,133,038
Less accumulated depreciation and amortization	(819,037)	(810,124)
Property and equipment, net	463,124	322,914
Other assets:
Operating lease right-of-use assets	1,337,950	934,066
Intangible assets, net	12,726	470
Trademarks	283,500	—
Goodwill	329,758	47,774
Deferred tax assets	—	51,517
Other assets, net	224,747	224,438
Total other assets	2,188,681	1,258,265
	$2,823,753	$1,750,137
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$34,202	$894
Current operating lease liabilities	174,065	150,636
Accounts payable	48,559	29,119
Accrued liabilities	161,897	148,417
Total current liabilities	418,723	329,066
Long-term liabilities:
Long-term debt, net of current maturities	1,812,585	1,273,420
Long-term operating lease liabilities, net of current portion	1,172,708	809,191
Deferred tax liabilities	43,399	—
Other long-term liabilities	159,955	156,342
Total long-term liabilities	3,188,647	2,238,953
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,568,575 and 82,536,059 issued, respectively	826	825
Capital in excess of par value	505,002	500,441
Retained earnings	1,792,824	1,764,412
Accumulated other comprehensive loss	(72,963)	(74,254)
Treasury stock, at cost, 61,523,475 shares	(3,009,306)	(3,009,306)
Total stockholders’ deficit	(783,617)	(817,882)
	$2,823,753	$1,750,137

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	April 17, 2022	April 11, 2021	April 17, 2022	April 11, 2021
Revenues:
Company restaurant sales	$151,309	$85,962	$271,365	$200,240
Franchise rental revenues	76,556	77,901	179,655	181,650
Franchise royalties and other	47,101	47,231	107,856	106,879
Franchise contributions for advertising and other services	47,328	46,123	108,129	106,989
	322,294	257,217	667,005	595,758
Operating costs and expenses, net:
Food and packaging	46,871	23,938	84,408	56,315
Payroll and employee benefits	50,910	26,440	90,635	61,371
Occupancy and other	29,171	13,349	50,048	31,184
Franchise occupancy expenses	49,244	48,904	113,227	114,073
Franchise support and other costs	5,015	3,341	8,926	6,614
Franchise advertising and other services expenses	49,258	47,104	112,566	109,799
Selling, general and administrative expenses	28,479	18,861	53,818	39,360
Depreciation and amortization	11,545	10,696	24,041	25,267
Other operating expenses, net	14,367	1,228	18,210	776
Gains on the sale of company-operated restaurants	(810)	(1,532)	(858)	(2,815)
	284,050	192,329	555,021	441,944
Earnings from operations	38,244	64,888	111,984	153,814
Other pension and post-retirement expenses, net	70	203	163	474
Interest expense, net	26,481	15,227	46,668	35,962
Earnings before income taxes	11,693	49,458	65,153	117,378
Income taxes	3,897	13,524	18,087	30,585
Net earnings	$7,796	$35,934	$47,066	$86,793

Earnings per share:
Basic	$0.37	$1.58	$2.22	$3.80
Diluted	$0.37	$1.58	$2.21	$3.78

Cash dividends declared per common share	$0.44	$0.40	$0.88	$0.80

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	April 17, 2022	April 11, 2021	April 17, 2022	April 11, 2021
Net earnings	$7,796	$35,934	$47,066	$86,793
Other comprehensive income:
Actuarial losses and prior service costs reclassified to earnings	746	1,138	1,743	2,655
	746	1,138	1,743	2,655
Tax effect	(193)	(296)	(452)	(690)
Other comprehensive income, net of taxes	553	842	1,291	1,965

Comprehensive income	$8,349	$36,776	$48,357	$88,758

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	April 17, 2022	April 11, 2021
Cash flows from operating activities:
Net earnings	$47,066	$86,793
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	24,041	25,267
Amortization of franchise tenant improvement allowances and incentives	2,127	1,534
Deferred finance cost amortization	3,060	3,013
Loss on extinguishment of debt	7,700	—
Tax deficiency (excess tax benefit) from share-based compensation arrangements	49	(1,112)
Deferred income taxes	5,529	(882)
Share-based compensation expense	3,934	2,836
Pension and post-retirement expense	163	474
Losses (gains) on cash surrender value of company-owned life insurance	3,163	(9,352)
Gains on the sale of company-operated restaurants	(858)	(2,815)
Gains on the disposition of property and equipment, net	(286)	(1,931)
Impairment charges and other	1,109	1,340
Changes in assets and liabilities, excluding acquisitions:
Accounts and other receivables	26,257	(4,490)
Inventories	(277)	(288)
Prepaid expenses and other current assets	(6,716)	3,461
Operating lease right-of-use assets and lease liabilities	9,155	(19,075)
Accounts payable	1,297	(7,409)
Accrued liabilities	(52,286)	6,499
Pension and post-retirement contributions	(3,693)	(3,577)
Franchise tenant improvement allowance and incentive disbursements	(1,629)	(567)
Other	(1,077)	(1,175)
Cash flows provided by operating activities	67,828	78,544
Cash flows from investing activities:
Purchases of property and equipment	(20,781)	(22,928)
Acquisition of Del Taco, net of cash acquired	(580,792)	—
Proceeds from the sale of property and equipment	2,245	3,629
Proceeds from the sale and leaseback of assets	1,861	—
Proceeds from the sale of company-operated restaurants	600	965
Other	(1,315)	2,616
Cash flows used in investing activities	(598,182)	(15,718)
Cash flows from financing activities:
Borrowings on revolving credit facilities	63,000	—
Repayments of borrowings on revolving credit facilities	(9,000)	(107,875)
Proceeds from the issuance of debt	1,100,000	—
Principal repayments on debt	(572,958)	(415)
Payment of debt issuance and extinguishment costs	(20,274)	—
Dividends paid on common stock	(18,526)	(18,130)
Proceeds from issuance of common stock	51	4,340
Repurchases of common stock	—	(65,000)
Payroll tax payments for equity award issuances	(874)	(3,892)
Cash flows provided by (used in) financing activities	541,419	(190,972)
Net increase (decrease) in cash and restricted cash	11,065	(128,146)
Cash and restricted cash at beginning of period	73,568	236,920
Cash and restricted cash at end of period	$84,633	$108,774

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION
Nature of operations — Jack in the Box Inc. (the “Company”), together with its consolidated subsidiaries, develops, operates, and franchises quick-service restaurants under the Jack in the Box® and Del Taco® restaurant brands.
On March 8, 2022, the Company acquired Del Taco Restaurants, Inc. (“Del Taco”) for cash according to the terms and conditions of the Agreement and Plan of Merger, dated as of December 5, 2021. Del Taco is a nationwide operator and franchisor of restaurants featuring fresh and fast Mexican and American inspired cuisines. Refer to Note 3, Business Combination, for further details.
As of April 17, 2022, there were 172 company-operated and 2,035 franchise-operated Jack in the Box restaurants and 293 company-operated and 306 franchise-operated Del Taco restaurants.
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
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended October 3, 2021 (“2021 Form 10-K”). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our 2021 Form 10-K, with the exception of the significant accounting policies below that were adopted or applied upon the acquisition of Del Taco.
In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for these interim periods have been included. Operating results for one interim period are not necessarily indicative of the results for any other interim period or for the full year.
Fiscal year — The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Our Del Taco subsidiary operates on a fiscal year ending the Tuesday closest to September 30. Fiscal years 2022 and 2021 include 52 and 53 weeks, respectively. Our first quarter includes 16 weeks and all other quarters include 12 weeks, with the exception of the fourth quarter of fiscal 2021, which includes 13 weeks. All comparisons between 2022 and 2021 refer to the 12 weeks (“quarter”) and 28 weeks (“year-to-date”) ended April 17, 2022 and April 11, 2021, respectively, unless otherwise indicated.
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
Advertising costs — We administer marketing funds at each of our restaurant brands that include contractual contributions. In 2022 and 2021, marketing fund contributions from Jack in the Box franchise and company-operated restaurants were approximately 5.0% of sales. In 2022, marketing fund contributions from Del Taco franchise and company-operated restaurants were approximately 4.0% of sales.
Total contributions made by the Company are included in “Selling, general, and administrative expenses” in the accompanying condensed consolidated statements of earnings and for the quarter and year-to-date totaled $7.1 million and $13.1 million, respectively, in 2022 and $4.3 million and $10.1 million, respectively, in 2021.
Allowance for credit losses — The Company closely monitors the financial condition of our franchisees and estimates the allowance for credit losses based on the lifetime expected loss on receivables. These estimates are based on historical collection experience with our franchisees as well as other factors, including current market conditions and events. Credit quality is monitored through the timing of payments compared to predefined aging criteria and known facts regarding the financial condition of the franchisee or customer. Account balances are charged off against the allowance after recovery efforts have ceased.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the activity in our allowance for doubtful accounts (in thousands):

	Year-to-date
	April 17, 2022	April 11, 2021
Balance as of beginning of period	$(6,292)	$(5,541)
Provision for expected credit losses	(3,445)	(476)
Write-offs charged against the allowance	3,993	19
Balance as of end of period	$(5,744)	$(5,998)
Business combinations — We account for acquisitions using the acquisition method of accounting. Accordingly, assets acquired and liabilities assumed are recorded at their estimated fair values at the acquisition date. The excess of purchase price over fair value of net assets acquired, including the amount assigned to identifiable intangible assets, is recorded as goodwill.
Recent accounting pronouncements — In October 2021 the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, “Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805).” This standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under Accounting Standards Codification (“ASC”) Topic 606 in order to align the recognition of a contract liability with the definition of a performance obligation. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. We elected to early adopt this standard in the second quarter of 2022. The adoption of ASU 2021-08 did not have a material impact on our condensed consolidated financial statements.
The Company reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our condensed consolidated financial statements.

2.REVENUE
Nature of products and services — We derive revenue from retail sales at Jack in the Box and Del Taco company-operated restaurants and rental revenue, royalties, advertising, and franchise and other fees from franchise-operated restaurants.
Our franchise arrangements generally provide for an initial franchise fee per restaurant for a 20-year term, and generally require that franchisees pay royalty and marketing fees based upon a percentage of gross sales. The agreements also require franchisees to pay technology fees, as well as sourcing fees for Jack in the Box franchise agreements.
Disaggregation of revenue — The following table disaggregates revenue by segment and primary source (in thousands):

	12 Weeks Ended April 17, 2022
	Jack in the Box	Del Taco	Total
Sources of revenue:
Company restaurant sales	$94,250	$57,059	$151,309
Franchise rental revenues	75,692	864	76,556
Franchise royalties	42,933	2,645	45,578
Marketing fees	41,390	2,158	43,548
Technology and sourcing fees	3,575	205	3,780
Franchise fees and other services	1,497	26	1,523
Total revenue	$259,337	$62,957	$322,294

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	12 Weeks Ended April 11, 2021
	Jack in the Box	Del Taco	Total
Sources of revenue:
Company restaurant sales	$85,962	$—	$85,962
Franchise rental revenues	77,901	—	77,901
Franchise royalties	43,620	—	43,620
Marketing fees	42,317	—	42,317
Technology and sourcing fees	3,806	—	3,806
Franchise fees and other services	3,611	—	3,611
Total revenue	$257,217	$—	$257,217

	28 Weeks Ended April 17, 2022
	Jack in the Box	Del Taco	Total
Sources of revenue:
Company restaurant sales	$214,306	$57,059	$271,365
Franchise rental revenues	178,791	864	179,655
Franchise royalties	100,581	2,645	103,226
Marketing fees	97,191	2,158	99,349
Technology and sourcing fees	8,575	205	8,780
Franchise fees and other services	4,604	26	4,630
Total revenue	$604,048	$62,957	$667,005

	28 Weeks Ended April 11, 2021
	Jack in the Box	Del Taco	Total
Sources of revenue:
Company restaurant sales	$200,240	$—	$200,240
Franchise rental revenues	181,650	—	181,650
Franchise royalties	100,963	—	100,963
Marketing fees	98,093	—	98,093
Technology and sourcing fees	8,896	—	8,896
Franchise fees and other services	5,916	—	5,916
Total revenue	$595,758	$—	$595,758
Contract liabilities — Our contract liabilities consist of deferred revenue resulting from initial franchise and development fees received from franchisees for new restaurant openings or new franchise terms, which are recognized over the franchise term. We classify these contract liabilities as “Accrued liabilities” and “Other long-term liabilities” in our condensed consolidated balance sheets.
A summary of significant changes in our contract liabilities is presented below (in thousands):

	Year-to-date
	April 17, 2022	April 11, 2021
Deferred franchise and development fees at beginning of period	$41,520	$43,541
Changes due to business combinations	6,193	—
Revenue recognized	(2,995)	(3,075)
Additions	2,379	1,118
Deferred franchise and development fees at end of period	$47,097	$41,584

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As of April 17, 2022, approximately $4.9 million of development fees related to unopened stores are included in deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and are recognized over the franchise term at the date of opening.
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied as of April 17, 2022 (in thousands):

Remainder of 2022	$2,361
2023	4,977
2024	4,778
2025	4,543
2026	4,214
Thereafter	21,312
$42,185
We have applied the optional exemption, as provided for under ASC Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

3.BUSINESS COMBINATION
On March 8, 2022 (the “Closing Date”), the Company acquired 100% of the outstanding equity interest of Del Taco Restaurants, Inc. (“Del Taco”) for cash according to the terms and conditions of the Agreement and Plan of Merger, dated as of December 5, 2021 (the “Merger Agreement”). Del Taco is a nationwide operator and franchisor of restaurants featuring fresh and fast Mexican and American inspired cuisines. Jack in the Box acquired Del Taco as a part of the Company’s goal to gain greater scale and accelerate growth.
In connection with the transaction, the Company repaid Del Taco's existing debt of $115.2 million related to a syndicated credit facility and Del Taco entered into a new syndicated credit facility.
The total purchase consideration for Del Taco was $593.3 million. Each share of Del Taco common stock issued and outstanding was converted into the right to receive $12.51 in cash without interest, less any applicable withholding taxes (“Merger Consideration”). Additionally, in connection with the transaction, each Del Taco equity award granted under Del Taco’s equity compensation plans was either (i) converted into the right to receive Merger Consideration or (ii) converted into equity awards with respect to Jack in the Box common stock. Other components of purchase consideration include cash paid to settle Del Taco’s existing debt and $7.1 million of seller transaction costs funded by Jack in the Box.
As part of the Merger Agreement, on the Closing Date, the Company assumed Del Taco’s historical equity compensation plans. The awards under Del Taco’s historical equity compensation plans that were not subject to accelerated vesting were exchanged for replacement awards of the Company, which included Del Taco’s non-accelerating restricted stock awards (“non-accelerating RSAs”). Immediately following the Merger, these replacement awards were modified to accelerate the remaining vesting period to be one year following the Closing Date, other than the awards already scheduled to vest on June 30, 2022. The portion of the fair value of the replacement awards associated with pre-acquisition service of Del Taco’s employees represented a component of the total purchase consideration. The remaining fair value of these replacement awards are subject to the recipients’ continued service and thus were excluded from the purchase price. The awards which are subject to continued service will be recognized ratably as stock-based compensation expense over the requisite service period.
The acquisition of Del Taco was funded by cash on hand and borrowings under our 2022 Class A-2 Notes and 2022 Variable Funding Notes. The Company recognized transaction costs of $9.9 million and $11.2 million in the quarter and year-to-date of 2022, respectively. These costs were associated with advisory, legal, and consulting services and are presented in “Other operating expenses, net” in the condensed consolidated statement of earnings.
The acquisition of Del Taco has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with the Company treated as the accounting acquirer, which requires, among other things, that the assets acquired, and liabilities assumed be recognized at their acquisition date fair value.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Purchase consideration — The following summarizes the purchase consideration paid to Del Taco shareholders (in thousands, except per share data):

Amount
Del Taco shares outstanding as of March 8, 2022	36,442
Del Taco RSAs subject to accelerated vesting	805
Del Taco RSUs subject to accelerated vesting	70
Del Taco options subject to accelerated vesting	292
Total Del Taco shares outstanding	37,610
Merger Consideration (per Del Taco share)	$12.51
Total cash consideration paid to selling shareholders	$470,500
Del Taco transaction costs paid by Jack in the Box (1)	7,141
Del Taco closing indebtedness settled by Jack in the Box (2)	115,219
Replacement share-based payment awards pre-combination vesting expense	449
Preliminary aggregate purchase consideration	$593,309
____________________________
(1)Represents the portion of Del Taco merger-related transaction costs that were paid at the Closing Date by the Company.
(2)Represents the closing indebtedness of Del Taco’s existing debt that was paid at the Closing Date by the Company.
Purchase price allocation — The preliminary allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed is based on the estimated fair values and is as follows (in thousands):

Amount
Total preliminary aggregate purchase consideration, net of $12,068 cash acquired	$581,241
Assets:
Accounts and other receivables	3,809
Inventories	3,233
Prepaid expenses	2,950
Other current assets	105
Property and equipment	150,826
Operating lease right-of-use assets	349,489
Intangible assets	12,371
Trademarks	283,500
Other assets	5,128
Liabilities:
Current maturities of long-term debt	22
Current operating lease liabilities	21,991
Accounts payable	18,808
Accrued liabilities	66,739
Long-term debt, net of current maturities	349
Long-term operating lease liabilities, net of current portion	302,688
Deferred tax liabilities	88,203
Other long-term liabilities	13,080
Net assets acquired, excluding goodwill	$299,531
Goodwill	$281,710

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions regarding certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes, loss contingencies, and goodwill are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. The goodwill of $281.7 million arising from the acquisition is primarily attributable to the market position and future growth potential of Del Taco for both company-operated and franchised restaurants related to future store openings, expansion into new markets, and expected synergies. None of the goodwill resulting from the acquisition is deductible for tax purposes. We have not yet allocated goodwill related to the Del Taco acquisition to reporting units for goodwill impairment testing purposes. Goodwill will be allocated to reporting units when the purchase price allocation is finalized during the measurement period.
Identifiable intangible assets — The identifiable intangible assets acquired consist of trade name, franchise and development agreements, and favorable subleases. The Company amortizes the fair value of the franchise and development agreements and favorable and unfavorable sublease assets and liabilities on a straight-line basis over their respective useful lives.
The trade name was valued using the relief from royalty method of the income approach, which was applied by discounting the after-tax royalties avoided by owning the trade name to present value. The key inputs and assumptions included the Company's estimates of the projected system wide sales, royalty rate and discount rate applicable to the trade name.
The franchise and development agreements were valued using the income approach, which was applied by discounting the projected after-tax cash flows associated with the agreements to present value. The key inputs and assumptions included the Company's estimates of the projected royalties received under the existing franchise and development agreements (including the impact of franchise churn) and the applicable discount rate.
The favorable and unfavorable sublease assets and liabilities were valued using the income approach, which was applied by discounting the differential between the market rent and contract rent to present value. The key inputs and assumptions included the Company's estimates of the market rent, contract rent and discount rate applicable to the favorable and unfavorable subleases.
The preliminary values allocated to intangible assets and the useful lives are as follows (in thousands):

	Amount	Useful life (Years)
Trade name	$283,500	Indefinite
Franchise contracts	9,700	18
Sublease assets	2,671	13
Estimated fair value of acquired intangible assets	$295,871
Taxes — The preliminary allocation of the purchase price is based on preliminary valuations performed to determine the fair value of the net assets as of the Closing Date. The Company has conducted a preliminary assessment of the valuations, and has recognized provisional deferred income tax amounts in its preliminary allocation for the identified assets and liabilities. However, the Company is continuing its procedures to identify information pertaining to these matters during the measurement period. If new information is obtained about facts and circumstances that existed at the Closing Date, the Company will either adjust its measurement of provisional deferred income tax amounts or recognize and measure assets and liabilities not previously identified.
Unaudited pro forma results — The following unaudited pro forma combined financial information presents the Company’s results as though Del Taco and the Company had been combined as the beginning of fiscal year 2021.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The unaudited pro forma financial information for all periods presented includes the business combination accounting effects resulting from this acquisition, mainly including adjustments to reflect additional amortization expense from acquired intangibles, incremental depreciation expense from the fair value property and equipment, elimination of historical interest expense associated with both Del Taco’s and the Company’s historical indebtedness, additional interest expense associated with the new Del Taco revolving credit facility and the Company’s new borrowings as part of the refinancing to fund the acquisition, adjusted rent expense reflecting the acquired right-of-use assets and liabilities to their estimated acquisition-date values based upon preliminary valuation of related lease intangibles and remaining payments, as well as the fair value adjustments made to leasehold improvements, certain material non-recurring adjustments and the tax-related effects as though Del Taco was combined as of the beginning of fiscal 2021. The unaudited pro forma financial information as presented below is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2021, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.
The unaudited pro forma consolidated financial information has been prepared using the acquisition method of accounting in accordance with U.S. GAAP (in thousands):

	Quarter		Year-to-date
	April 17, 2022	April 11, 2021	April 17, 2022	April 11, 2021
Total revenue	$382,051	$377,864	$885,082	$869,778
Net earnings	$23,563	$33,758	$51,854	$59,814
For the periods subsequent to the acquisition that are included in the quarter and year-to-date of 2022, Del Taco had total revenues of $63.0 million and net earnings of $2.5 million.

4.SUMMARY OF REFRANCHISINGS AND FRANCHISE ACQUISITIONS
Refranchisings — In 2022 and 2021, no company-operated restaurants were sold to franchisees. Amounts included in “Gains on the sale of company-operated restaurants” in both periods related to resolutions of certain contingencies from the sale of Jack in the Box restaurants in prior years.
Franchise acquisitions — In 2022, we acquired thirteen Jack in the Box restaurants in two markets, and during 2021 we acquired four Jack in the Box franchise restaurants in one market. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). These acquisitions were not material to our condensed consolidated financial statements in either year.

5.GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill during fiscal 2022 and 2021 were as follows (in thousands):

Balance at September 27, 2020	$47,161
Acquisition of Jack in the Box franchise-operated restaurants	613
Balance at October 3, 2021	47,774
Acquisition of Del Taco Restaurants, Inc.	281,710
Acquisition of Jack in the Box franchise-operated restaurants	274
Balance at April 17, 2022	$329,758

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows (in thousands):

	April 17, 2022			October 3, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Sublease assets	$2,671	$(39)	$2,632	$—	$—	$—
Franchise contracts	9,700	(62)	9,638	—	—	—
Reacquired franchise rights	557	(101)	456	542	(72)	470
Total	$12,928	$(202)	$12,726	$542	$(72)	$470
The following table summarizes, as of April 17, 2022, the estimated amortization expense for each of the next five fiscal years (in thousands):

Remainder of 2022	$423
2023	$814
2024	$814
2025	$814
2026	$811

6.LEASES
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
As lessor, our leases and subleases primarily consist of restaurants that have been leased to franchisees in connection with refranchising transactions. Revenues from leasing arrangements with our franchisees are presented in “Franchise rental revenues” in the accompanying condensed consolidated statements of earnings, and the related expenses are presented in “Franchise occupancy expenses.”
The following table presents rental income (in thousands):

	Quarter		Year-to-date
	April 17, 2022	April 11, 2021	April 17, 2022	April 11, 2021
Operating lease income - franchise	$52,988	$54,142	$124,345	$126,384
Variable lease income - franchise	23,540	23,759	55,282	55,266
Amortization of favorable and unfavorable lease contracts, net	28	—	28	—
Franchise rental revenues	$76,556	$77,901	$179,655	$181,650
Operating lease income - closed restaurants and other (1)	$1,407	$1,360	$3,065	$3,225
____________________________
(1)Primarily relates to closed restaurant properties included in “Other operating expenses, net” in our condensed consolidated statements of earnings.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents as of April 17, 2022, the annual maturities of our lease liabilities (in thousands):

	Finance Leases	Operating Leases
Fiscal year:
Remainder of 2022	$491	$113,985
2023	979	221,635
2024	400	185,228
2025	38	178,781
2026	26	161,832
Thereafter	26	845,684
Total future lease payments (1)	$1,960	$1,707,145
Less imputed interest	(96)	(360,372)
Present value of lease liabilities	$1,864	$1,346,773
Less current portion	(930)	(174,065)
Long-term lease obligations	$934	$1,172,708
____________________________
(1)Total future lease payments include non-cancellable commitments of $2.0 million for finance leases and $1,479.2 million for operating leases.

7.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (2) (Level 1)	Significant Other Observable Inputs (2) (Level 2)	Significant Unobservable Inputs (2) (Level 3)
Fair value measurements as of April 17, 2022:
Non-qualified deferred compensation plan (1)	$15,728	$15,728	$—	$—
Total liabilities at fair value	$15,728	$15,728	$—	$—
Fair value measurements as of October 3, 2021:
Non-qualified deferred compensation plan (1)	$18,555	$18,555	$—	$—
Total liabilities at fair value	$18,555	$18,555	$—	$—
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
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of April 17, 2022 and October 3, 2021 (in thousands):

	April 17, 2022		October 3, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Series 2019 Class A-2 Notes	$717,750	$711,912	$1,290,251	$1,351,056
Series 2022 Class A-2 Notes	$1,100,000	$1,028,555	$—	$—
The fair value of the Class A-2 Notes was estimated using Level 2 inputs based on quoted market prices in markets that are not considered active markets. As of April 17, 2022, we had $50.0 million of outstanding borrowings under our Variable Funding Notes and $4.0 million under our revolving credit facility. The fair value of these loans approximates their carrying value due to the variable rate nature of these borrowings.

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
In connection with our impairment reviews performed during 2022, no material fair value adjustments were required.

8.INDEBTEDNESS

	April 17, 2022	October 3, 2021
Series 2019-1 Class A-2-I Notes	$—	$570,688
Series 2019-1 Class A-2-II Notes	272,250	272,938
Series 2019-1 Class A-2-III Notes	445,500	446,625
Series 2022-1 Class A-2-I Notes	550,000	—
Series 2022-1 Class A-2-II Notes	550,000	—
Series 2022-1 Class A-2-I Variable Funding Notes	50,000	—
Revolving Credit Facility	4,000	—
Finance lease obligations and other debt	2,233	2,275
Total debt	1,873,983	1,292,526
Less current maturities of long-term debt	(34,202)	(894)
Less unamortized debt issuance costs	(27,196)	(18,212)
Long-term debt	$1,812,585	$1,273,420
Securitization refinancing transaction — On February 11, 2022, the Company completed the sale of $550.0 million of its Series 2022-1 3.445% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) and $550.0 million of its Series 2022-1 4.136% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II” and, together with the Class A-2-I Notes, the “2022 Notes”). Interest payments on the 2022 Notes are payable on a quarterly basis. The anticipated repayment dates of the Class A-2-I Notes and the Class A-2-II Notes will be February 2027 and February 2032, respectively (the “Anticipated Repayment Dates”), unless earlier prepaid to the extent permitted under the indenture that will govern the 2022 Notes.
The Company also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. The Company’s existing revolving financing facility of Series 2019-1 Class A-1 Notes was terminated in connection with the transaction. As of April 17, 2022, we had outstanding borrowings of $50.0 million and available borrowing capacity of $58.0 million under our 2022 Variable Funding Notes, net of letters of credits issued of $42.0 million.
The net proceeds of the sale of the 2022 Notes were used to repay in full of $570.7 million in aggregate outstanding principal amount of the Company’s Series 2019-1 Class A-2-I Notes, together with the applicable make-whole premium and unpaid interest, and was used to fund a portion of the Company’s acquisition of Del Taco Restaurants, Inc. As a result, the Company recorded a loss on early extinguishment of debt of $5.6 million during the quarter ended April 17, 2022, which was comprised of the write-off of certain deferred financing costs and a specified make-whole premium payment, and is presented in “Interest expense, net” in the condensed consolidated statement of earnings. Additionally, in connection with the 2022 Notes, the Company capitalized $17.4 million of debt issuance costs, which are being amortized into interest expense over the Anticipated Repayment Dates, utilizing the effective interest rate method. The costs related to our Variable Funding Notes are presented within “Other assets, net” and are being amortized over the Anticipated Repayment Date of February 2027 using the straight-line method.
The 2022 Notes were issued in a privately placed securitization transaction pursuant to which certain of the Company’s revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly owned indirect subsidiaries of the Company that act as Guarantors of the Notes and that have pledged substantially all of their assets, excluding certain real estate assets and subject to certain limitations, to secure the Notes.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The quarterly principal payment on the Class A-2 Notes may be suspended when the specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. Exceeding the leverage ratio of 5.0x does not violate any covenant related to the Class A-2 Notes. Subsequent to closing the issuance of the 2022 Notes, the Company has a leverage ratio of greater than 5.0x and, accordingly, the Company resumed making the scheduled amortization payments on its 2022 Notes and Series 2019-1 Notes in the second quarter of 2022.
Revolving credit facility — In connection with the Del Taco acquisition, Del Taco’s existing debt of $115.2 million related to a Syndicated Credit Facility dated August 5, 2015, was repaid and extinguished on the Closing Date. On the Closing Date, Del Taco entered into a new syndicated credit facility with an aggregate principal amount of up to $75.0 million, maturing on March 7, 2023. The revolving credit facility, as amended, includes a limit of $20.0 million for letters of credit. As of April 17, 2022, we had outstanding borrowings of $4.0 million and available borrowing capacity of $58.2 million of under the facility, net of letters of credit of $12.8 million. The Company capitalized $0.3 million of debt issuance costs, which are being amortized into interest expense over the expected term of the credit facility.
Bridge commitment letter — In connection with the Merger Agreement, the Company secured commitments for a bridge financing facility in an amount of up to $600.0 million (the “Bridge Facility”). No amounts were drawn under the Bridge Facility, which was terminated as a result of our securitization refinancing transaction. The Company expensed approximately $2.1 million for the unamortized issuance costs associated with this commitment which is presented in “Interest expense, net” in the condensed consolidated statement of earnings.
Maturities of long-term debt — Assuming repayment by the Anticipated Repayment Dates and based on the leverage ratio as of April 17, 2022, principal payments on our long-term debt outstanding at April 17, 2022 for each of the next five fiscal years and thereafter are as follows (in thousands):

Remainder of 2022	$15,564
2023	34,095
2024	29,403
2025	29,338
2026	289,208
Thereafter	1,476,375
$1,873,983

9.OTHER OPERATING EXPENSE, NET
Other operating expenses, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 17, 2022	April 11, 2021	April 17, 2022	April 11, 2021
Acquisition, integration, and restructuring costs (1)	$13,098	$(2)	$16,111	$4
Costs of closed restaurants and other (2)	650	441	1,722	1,464
Accelerated depreciation	288	560	663	1,239
Losses (gains) on disposition of property and equipment, net	331	229	(286)	(1,931)
	$14,367	$1,228	$18,210	$776
____________________________
(1)Acquisition, integration, and restructuring costs include costs incurred by the Company, including integration costs and fees related to advisory, legal, investment banking, and other professional services, all of which are directly attributable to the Del Taco acquisition.
(2)Costs of closed restaurants primarily include impairment charges as a result of our decision to close restaurants, ongoing costs associated with closed restaurants, and canceled project costs.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10.SEGMENT REPORTING
Our principal business consists of developing, operating and franchising our Jack in the Box and Del Taco restaurant brands, each of which we consider a reportable operating segment. This segment reporting structure reflects our current management structure, internal reporting method and financial information used in deciding how to allocate our resources. Based upon certain quantitative thresholds, each operating segment is considered a reportable segment.
We measure and evaluate our segments based on segment revenues and segment profit. Our measure of segment profit excludes depreciation and amortization, share-based compensation, company-owned life insurance (“COLI”) gains/losses, net of changes in our non-qualified deferred compensation obligation supported by these policies, acquisition, integration, and restructuring expenses, gains on the sale of company-operated restaurants, and amortization of favorable and unfavorable leases and subleases, net. The following table provides information related to our operating segments in each period (in thousands):

	Quarter		Year-to-date
	April 17, 2022	April 11, 2021	April 17, 2022	April 11, 2021
Revenues by segment:
Jack in the Box	$259,337	$257,217	$604,048	$595,758
Del Taco	62,957	—	62,957	—
Consolidated revenues	$322,294	$257,217	$667,005	$595,758
Segment operating profit:
Jack in the Box	$61,321	$74,111	$151,984	$172,766
Del Taco	6,056	—	6,056	—
Total segment operating profit	$67,377	$74,111	$158,040	$172,766
Depreciation and amortization	11,545	10,696	24,041	25,267
Acquisition, integration, and restructuring costs	13,098	(2)	16,111	4
Share-based compensation	2,916	1,605	3,934	2,836
Cash surrender value of COLI policies, net	2,136	(1,544)	2,580	(6,340)
Gains on the sale of company-operated restaurants	(810)	(1,532)	(858)	(2,815)
Amortization of favorable and unfavorable leases and subleases, net	248	—	248	—
Earnings from operations	$38,244	$64,888	$111,984	$153,814
Total capital expenditures by segment:
Jack in the Box	$7,929	$15,852	$17,330	$22,928
Del Taco	3,451	—	3,451	—
Total capital expenditures	$11,380	$15,852	$20,781	$22,928
Total depreciation and amortization by segment:
Jack in the Box	$9,340	$10,696	$21,836	$25,267
Del Taco	2,205	—	2,205	—
Total depreciation and amortization	$11,545	$10,696	$24,041	$25,267
We do not evaluate, manage or measure performance of segments using asset, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.

11.INCOME TAXES
The income tax provisions reflect tax rates of 33.3% in the second quarter and 27.8% year-to-date, compared with 27.3% and 26.1%, respectively, in fiscal year 2021. The major components of the year-over-year increase in tax rates were non-deductible losses in the current year versus non-taxable gains in the prior year from the market performance of insurance products used to fund certain non-qualified retirement plans, a decrease in the impact of excess tax benefit on share-based compensation, and an increase in non-deductible transaction costs resulting from the Del Taco acquisition, partially offset by an adjustment related to state taxes recorded in the second quarter of fiscal year 2021.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.RETIREMENT PLANS
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
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-date
	April 17, 2022	April 11, 2021	April 17, 2022	April 11, 2021
Defined benefit pension plans:
Interest cost	$3,389	$3,398	$7,904	$7,930
Expected return on plan assets	(4,178)	(4,463)	(9,747)	(10,414)
Actuarial losses (1)	890	1,213	2,078	2,829
Amortization of unrecognized prior service costs (1)	4	4	10	10
Net periodic benefit cost	$105	$152	$245	$355
Post-retirement healthcare plans:
Interest cost	$113	$130	$263	$303
Actuarial gains (1)	(148)	(79)	(345)	(184)
Net periodic benefit cost	$(35)	$51	$(82)	$119
____________________________
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
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2021, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for the Qualified Plan. Details regarding 2022 contributions are as follows (in thousands):

	SERP	Post-Retirement Healthcare Plans
Net year-to-date contributions	$3,057	$636
Remaining estimated net contributions during fiscal 2022	$2,159	$496
We continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. We do not anticipate making any contributions to our Qualified Plan in fiscal 2022.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.STOCKHOLDERS’ DEFICIT
Summary of changes in stockholders’ deficit — A reconciliation of the beginning and ending amounts of stockholders’ deficit is presented below (in thousands):

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 3, 2021	82,536	$825	$500,441	$1,764,412	$(74,254)	$(3,009,306)	$(817,882)
Shares issued under stock plans, including tax benefit	28	1	48	—	—	—	49
Share-based compensation	—	—	1,018	—	—	—	1,018
Dividends declared	—	—	63	(9,320)	—	—	(9,257)
Net earnings	—	—	—	39,270	—	—	39,270
Other comprehensive income	—	—	—	—	738	—	738
Balance at January 23, 2022	82,564	$826	$501,570	$1,794,362	$(73,516)	$(3,009,306)	$(786,064)
Shares issued under stock plans, including tax benefit	5	—	2	—	—	—	2
Share-based compensation	—	—	2,916	—	—	—	2,916
Dividends declared	—	—	65	(9,334)	—	—	(9,269)
Fair value of assumed Del Taco RSAs attributable to pre-combination service	—	—	449	—	—	—	449
Net earnings	—	—	—	7,796	—	—	7,796
Other comprehensive income	—	—	—	—	553	—	553
Balance at April 17, 2022	82,569	$826	$505,002	$1,792,824	$(72,963)	$(3,009,306)	$(783,617)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 27, 2020	82,370	$824	$489,515	$1,636,211	$(110,605)	$(2,809,306)	$(793,361)
Shares issued under stock plans, including tax benefit	24	—	114	—	—	—	114
Share-based compensation	—	—	1,231	—	—	—	1,231
Dividends declared	—	—	53	(9,142)	—	—	(9,089)
Net earnings	—	—	—	50,859	—	—	50,859
Other comprehensive income	—	—	—	—	1,123	—	1,123
Balance at January 17, 2021	82,394	$824	$490,913	$1,677,928	$(109,482)	$(2,809,306)	$(749,123)
Shares issued under stock plans, including tax benefit	116	1	4,225	—	—	—	4,226
Share-based compensation	—	—	1,605	—	—	—	1,605
Dividends declared	—	—	55	(9,096)	—	—	(9,041)
Purchases of treasury stock	—	—	—	—	—	(65,000)	(65,000)
Net earnings	—	—	—	35,934	—	—	35,934
Other comprehensive income	—	—	—	—	842	—	842
Balance at April 11, 2021	82,510	$825	$496,798	$1,704,766	$(108,640)	$(2,874,306)	$(780,557)
Repurchases of common stock — There were no repurchases of common stock in fiscal 2022. As of April 17, 2022, there was $200.0 million remaining under share repurchase programs authorized by the Board of Directors which expires in November 2023.
Dividends — During 2022, the Board of Directors declared two cash dividends of $0.44 per common totaling $18.6 million. Future dividends are subject to approval by our Board of Directors.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14.AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	April 17, 2022	April 11, 2021	April 17, 2022	April 11, 2021
Weighted-average shares outstanding – basic	21,227	22,723	21,215	22,863
Effect of potentially dilutive securities:
Nonvested stock awards and units	34	50	39	72
Stock options	1	9	1	8
Performance share awards	—	2	—	2
Weighted-average shares outstanding – diluted	21,262	22,784	21,255	22,945
Excluded from diluted weighted-average shares outstanding:
Antidilutive	23	32	15	39
Performance conditions not satisfied at the end of the period	63	36	63	36

15.COMMITMENTS AND CONTINGENCIES
Legal matters — We assess contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. As of April 17, 2022 and October 3, 2021, the Company had recorded aggregate liabilities of $12.2 million and $7.5 million, respectively, within “Accrued liabilities” on our condensed consolidated balance sheets, for all matters including those described below, that were probable and reasonably estimable. As of April 17, 2022, we estimate the aggregate range of reasonably possible losses, in excess of amounts accrued for these matters as of such date, to be up to approximately $14 million. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure and the ultimate amount of loss may differ materially from these estimates in the near term.
In August 2010, five former Jack in the Box employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that Jack in the Box failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. The parties participated in a voluntary mediation on March 16, 2020, but the matter did not settle. The Company continues to dispute liability and the plaintiffs’ damages calculations and will continue to vigorously defend against the lawsuit.
In March 2014, a former Del Taco employee filed a purported Private Attorneys General Act claim and class action alleging various causes of action under California’s labor, wage, and hour laws. The plaintiff generally alleges Del Taco did not appropriately provide meal and rest breaks and failed to pay wages and reimburse business expenses to its California non-exempt employees. On November 12, 2021, the court granted, in part, the plaintiff's motion for class certification. The parties participated in a voluntary mediation on May 24, 2022, but the matter did not settle. The Company continues to dispute liability, the standing of a majority of the class members and plaintiff’s damages calculations.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Lease guarantees — We remain contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of April 17, 2022, the maximum potential liability of future undiscounted payments under these leases is approximately $25.4 million. The lease terms extend for a maximum of approximately 16 more years and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.

16.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	April 17, 2022	April 11, 2021
Non-cash investing and financing transactions:
Decrease in obligations for purchases of property and equipment	$1,009	$338
Increase in dividends accrued or converted to common stock equivalents	$128	$108
Right-of use assets obtained in exchange for operating lease obligations	$141,143	$92,723
Right-of use assets obtained in exchange for finance lease obligations	$45	$65

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
17.SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	April 17, 2022	October 3, 2021
Accounts and other receivables, net:
Trade	$49,972	$75,273
Notes receivable, current portion	1,363	1,467
Income tax receivable	907	1,157
Other	5,963	2,730
Allowance for doubtful accounts	(5,744)	(6,292)
	$52,461	$74,335
Prepaid expenses:
Prepaid income taxes	$8,942	$651
Other	11,544	12,031
	$20,486	$12,682
Property and equipment, net
Land	$103,222	$105,393
Buildings	998,155	907,792
Restaurant and other equipment	164,953	112,959
Construction in progress	15,831	6,894
	1,282,161	1,133,038
Less accumulated depreciation and amortization	(819,037)	(810,124)
	$463,124	$322,914
Other assets, net:
Company-owned life insurance policies	$120,403	$123,566
Deferred rent receivable	45,016	46,234
Franchise tenant improvement allowance	32,832	34,124
Notes receivable, less current portion	4,483	4,544
Other	22,013	15,970
	$224,747	$224,438
Accrued liabilities:
Payroll and related taxes	$40,561	$34,649
Insurance	32,918	21,218
Sales and property taxes	16,715	23,174
Deferred rent income	8,826	17,892
Advertising	4,004	13,097
Deferred franchise and development fees	5,304	4,949
Other	53,569	33,438
	$161,897	$148,417
Other long-term liabilities:
Defined benefit pension plans	$68,123	$70,354
Deferred franchise and development fees	41,793	36,571
Other	50,039	49,417
	$159,955	$156,342

18.SUBSEQUENT EVENTS
Dividends — On May 13, 2022, the Board of Directors declared a cash dividend of $0.44 per common share, to be paid on June 22, 2022, to shareholders of record as of the close of business on June 7, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2022 and 2021 refer to the 12 weeks (“quarter”) and 28 weeks (“year-to-date”) ended April 17, 2022 and April 11, 2021, respectively, unless otherwise indicated.
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
•Overview — a general description of our business.
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
•Adjusted EBITDA represents net earnings on a generally accepted accounting principles (“GAAP”) basis excluding income taxes, interest expense, net, gains on the sale of company-operated restaurants, other operating expenses, net, depreciation and amortization, amortization of favorable and unfavorable leases and subleases, net, and amortization of tenant improvement allowances and incentives. We are presenting Adjusted EBITDA because we believe that it provides a meaningful supplement to net earnings of the Company's core business operating results, as well as a comparison to those of other similar companies. Management believes that Adjusted EBITDA, when viewed with the Company's results of operations in accordance with GAAP and the accompanying reconciliations within MD&A, provides useful information about operating performance and period-over-period change, and provides additional information that is useful for evaluating the operating performance of the Company's core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA permits investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
Same-store sales, systemwide sales, franchised restaurant sales, AUVs, and Adjusted EBITDA are not measurements determined in accordance with GAAP and should not be considered in isolation, or as an alternative to earnings from operations, or other similarly titled measures of other companies.

OVERVIEW
Our Business
Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. As of April 17, 2022, we operated and franchised 2,207 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam. On March 8, 2022, we completed the acquisition of Del Taco Restaurants, Inc. (“Del Taco”), the nation’s second largest Mexican quick service restaurant chain by number of restaurants and has approximately 599 restaurants across 16 states, including one in Guam.
We derive revenue from retail sales at company-operated restaurants and rental revenue, royalties (based upon a percent of sales), franchise fees and contributions for advertising and other services from franchisees.
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
Other Developments
As previously announced, a franchisee that operated 68 restaurants in Missouri and Illinois filed for chapter 11 bankruptcy in February 2021. Of the 68 restaurants, we sublease 50 of the locations to the franchisee and own the land and building for the remaining 18 locations. Through the bankruptcy proceedings, the franchisee may reject the franchise agreements and leases for a number of these locations, resulting in potential impairment costs related to future lease obligations.
Since the inception of the bankruptcy proceedings, the franchisee has filed motions to reject 11 locations, which the court has authorized. No material impairment costs were recorded in the financial statements as a result of these locations being rejected near the expiration of our master lease agreements. We currently do not anticipate any additional locations being rejected.
During the second quarter of 2022, we agreed to the franchisee’s reorganization plan, which has been submitted to the bankruptcy court and is scheduled for a confirmation hearing in mid-July. The reorganization plan includes a waiver of a portion of damages associated with the rejected locations, reduced royalties following plan confirmation, and the settlement of the remaining cure costs via a secured note upon emergence from bankruptcy, in addition to deferring all amounts owed under the franchise agreements starting in February through the bankruptcy resolution date. The secured note provides for repayment based on a calculation of net free cash flows generated from the franchisee’s restaurants. To the extent future net free cash flows are insufficient to satisfy the secured note at a future specified date, then we agreed to waive any remaining balance due to the Company.
Based on the events above, we concluded that the collectability of the deferrals starting in February were doubtful and therefore no revenue has been recognized. Furthermore, we increased our bad debt reserve related to this matter to fully reserve the $3.5 million owed to the Company.

RESULTS OF OPERATIONS
The following table summarizes changes in same-store sales for Jack in the Box company-operated, franchised, and system restaurants:

	Quarter		Year-to-Date
Jack in the Box:	April 17, 2022 (1)	April 11, 2021	April 17, 2022 (1)	April 11, 2021
Company	1.7%	14.5%	0.6%	10.4%
Franchise	(1.1)%	21.3%	0.3%	16.5%
System	(0.8)%	20.6%	0.3%	15.9%
____________________________
(1)Due to the transition from a 53-week year to a 52-week year, year-over-year fiscal period comparisons are off by one week. The change in same store sales uses comparable calendar periods to balance with one week shift and to provide a clearer year over year comparison.
The following table summarizes changes in the number and mix of Jack in the Box company and franchise restaurants:

	2022			2021
Jack in the Box:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	163	2,055	2,218	144	2,097	2,241
New	—	7	7	—	6	6
Acquired from franchisees	13	(13)	—	4	(4)	—
Closed	(4)	(14)	(18)	—	(19)	(19)
End of period	172	2,035	2,207	148	2,080	2,228
% of system	8%	92%	100%	7%	93%	100%
The following table summarizes restaurant sales for Jack in the Box company-operated, franchised, and systemwide sales (in thousands):

	Quarter		Year-to-date
Jack in the Box:	April 17, 2022	April 11, 2021	April 17, 2022	April 11, 2021
Company-operated restaurant sales	$94,250	$85,962	$214,306	$200,240
Franchised restaurant sales (1)	840,468	847,363	1,958,144	1,963,189
Systemwide sales (1)	$934,718	$933,325	$2,172,450	$2,163,429
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

Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):

	Quarter		Year-to-date
Consolidated:	April 17, 2022	April 11, 2021	April 17, 2022	April 11, 2021
Net earnings - GAAP	$7,796	$35,934	$47,066	$86,793
Income tax expense	3,897	13,524	18,087	30,585
Interest expense, net	26,481	15,227	46,668	35,962
Gains on the sale of company-operated restaurants	(810)	(1,532)	(858)	(2,815)
Other operating expenses, net	14,367	1,228	18,210	776
Depreciation and amortization	11,545	10,696	24,041	25,267
Amortization of favorable and unfavorable leases and subleases, net	248	—	248	—
Amortization of franchise tenant improvement allowances and incentives	893	673	2,127	1,534
Adjusted EBITDA - Non-GAAP	$64,417	$75,750	$155,589	$178,102
Jack in the Box Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Quarter				Year-to-date
	April 17, 2022		April 11, 2021		April 17, 2022		April 11, 2021
Company restaurant sales	$94,250		$85,962		$214,306		$200,240
Company restaurant costs:
Food and packaging	$30,687	32.6%	$23,938	27.8%	$68,224	31.8%	$56,315	28.1%
Payroll and employee benefits	$32,007	34.0%	$26,440	30.8%	$71,732	33.5%	$61,371	30.6%
Occupancy and other	$17,384	18.4%	$13,349	15.5%	$38,261	17.9%	$31,184	15.6%
Company restaurant sales increased $8.3 million or 9.6% in the quarter and $14.1 million or 7.0% year-to-date compared to the prior year, primarily due to an increase in the number of company-operated restaurants, average check growth and partially offset by a decline in traffic. The following table presents the approximate impact of these items on company restaurant sales (in millions):

	Quarter	Year-to-Date
Increase in the average number of restaurants	$3.5	$7.2
AUV increase	4.8	6.9
Total change in company restaurant sales	$8.3	14.1
Same-store sales at company-operated restaurants increased 1.7% in the quarter and 0.6% year-to-date compared to a year ago. The following table summarizes the change versus a year ago:

	Quarter		Year-to-Date
	April 17, 2022	April 11, 2021	April 17, 2022	April 11, 2021
Average check (1)	3.7%	19.9%	3.6%	20.8%
Transactions	(2.0)%	(5.4)%	(3.0)%	(10.4)%
Change in same-store sales	1.7%	14.5%	0.6%	10.4%
____________________________
(1)Includes price increases of approximately 8.2% in the quarter and 6.7% year-to-date.
Food and packaging costs as a percentage of company restaurant sales increased 4.8% in the quarter, including 4.0% of higher commodity costs, and 3.5% of unfavorable menu item mix and other, partially offset by 2.7% of increased menu pricing. Food and packaging costs as a percentage of company restaurant sales increased 3.7% year-to-date, including 3.2% of higher commodity costs, and 2.4% of unfavorable menu item mix and other, partially offset by 1.9% of increased menu pricing.

Commodity costs increased in the quarter and year-to-date by approximately 16.4% and 13.1%, respectively, primarily due to higher beef, pork, sauces and oil costs, due to supply chain and inflationary pressures. For fiscal 2022, we expect annual commodity cost inflation to be up 12% to 14% compared with fiscal 2021.
Payroll and employee benefit costs as a percentage of company restaurant sales increased 3.2% in the quarter and 2.9% year-to-date, primarily due to labor inflation, a change in the mix of restaurants due to franchisee acquisitions, partially offset by lower incentive compensation. Labor inflation was approximately 14.2% in the quarter and 12.5% year-to-date for the current fiscal year. For fiscal 2022, we expect annual wage inflation to be up 12% to 13% compared with fiscal 2021.
Occupancy and other costs, as a percentage of company restaurant sales, increased 2.9% in the quarter and 2.3% year-to-date, primarily due to the acquisition of 29 restaurants since a year ago with lower than average sales volumes, and higher costs for maintenance and repair and utilities.
Jack in the Box Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	April 17, 2022	April 11, 2021	April 17, 2022	April 11, 2021
Franchise rental revenues	$75,692	$77,901	$178,791	$181,650

Royalties	42,932	43,620	100,580	100,963
Franchise fees and other	1,497	3,611	4,604	5,916
Franchise royalties and other	44,429	47,231	105,184	106,879
Franchise contributions for advertising and other services	44,965	46,123	105,766	106,989
Total franchise revenues	$165,086	$171,255	$389,741	$395,518

Franchise occupancy expenses	$48,403	$48,904	$112,386	$114,073
Franchise support and other costs	4,828	3,341	8,739	6,614
Franchise advertising and other services expenses	46,849	47,104	110,157	109,799
Total franchise costs	$100,080	$99,349	$231,282	$230,486
Franchise costs as a percentage of total franchise revenues	60.6%	58.0%	59.3%	58.3%

Average number of franchise restaurants	2,027	2,071	2,034	2,075
% decrease	(2.1)%		(2.0)%
Franchised restaurant sales	$840,468	$847,363	$1,958,144	$1,963,189
Franchised restaurant AUVs	$415	$409	$963	$946
Royalties as a percentage of total franchised restaurant sales	5.1%	5.1%	5.1%	5.1%
Franchise rental revenues decreased $2.2 million, or 2.8% in the quarter and $2.9 million, or 1.6% year-to-date, driven by a reduction in the number of franchise subleases compared to prior year, in addition to the impact of deferring $1.2 million in connection with a franchisee currently in bankruptcy proceedings for which revenue will be recognized upon payment.
Franchise royalties and other decreased $2.8 million, or 5.9% in the quarter and $1.7 million, or 1.6% year-to-date, primarily due to lower fees received in connection with the early termination of franchise agreements of $2.1 million and $1.3 million, respectively, the deferral of $0.8 million in connection with the franchisee bankruptcy matter and to a lesser extent a reduction in the number of franchise restaurants.
Franchise contributions for advertising and other services revenues decreased $1.2 million, or 2.5% in the quarter and $1.2 million, or 1.1% year-to-date compared to the prior year, primarily due to lower marketing contributions of $0.9 million driven by a decrease in the number of franchise restaurants and deferrals in connection with the franchisee bankruptcy matter.
Franchise occupancy expenses, primarily rent, decreased $0.5 million, or 1.0% in the quarter and $1.7 million, or 1.5% year-to-date compared to the prior year, primarily due to a reduction in the number of franchise subleases compared to prior year.

Franchise support and other costs increased $1.5 million in the quarter and $2.1 million year-to-date compared to the prior year, primarily due to an increase in franchisee bad debt expense as a result of developments in a franchisee’s ongoing bankruptcy proceedings.
Franchise advertising and other service expenses decreased $0.3 million, or 0.5% in the quarter and increased $0.4 million, or 0.3% year-to-date compared to the prior year. In the quarter, the decrease is primarily due to a reduction in the number of franchise restaurants. Year-to-date, the increase is due to higher technology costs in the current year and partially offset by a reduction in the number of franchise restaurants.
Del Taco Brand
As of April 17, 2022, there were 293 company-operated and 306 franchise-operated Del Taco restaurants. System same-store sales increased 1.3% for the period from March 8, 2022 through April 17, 2022 and total revenues and segment operating profit were $63.0 million and $6.1 million, respectively.
Depreciation and Amortization
Depreciation and amortization increased by $0.8 million in the quarter and decreased $1.2 million year-to-date. The acquisition of Del Taco in the quarter resulted in an increase of $2.2 million, which was partially offset in the quarter and more than offset year-to-date by a decrease in Jack in the Box depreciation and amortization primarily due to certain franchise building assets becoming fully depreciated.
Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in SG&A expenses compared with the prior year (in thousands):

	Increase/(Decrease)
	Quarter	Year-to-date
Advertising	$2,729	$3,023
Incentive compensation (including share-based compensation and related payroll taxes)	(1,378)	(4,185)
Cash surrender value of COLI policies, net	3,680	8,919
Insurance	1,049	1,199
Other	3,538	5,502
	$9,618	$14,458
Advertising costs represent company contributions to our marketing funds and are generally determined as a percentage of company-operated restaurant sales. Advertising costs increased $2.7 million in the quarter and $3.0 million year-to-date compared to the prior year primarily due to the acquisition of Del Taco which resulted in higher advertising costs of $2.3 million as well as an increase in the number of Jack in the Box company-operated restaurants.
Incentive compensation decreased by $1.4 million in the quarter and $4.2 million year-to-date compared to the prior year. In the quarter, the decrease is due to a $2.7 million decrease in the annual incentives mainly as a result of lower achievement levels compared to the prior year, partially offset by a $1.3 million increase in stock-based compensation mainly from timing of annual grants compared to the prior year. Year-to-date, the decrease is due to a $5.3 million decrease in the annual incentives, partially offset by a $1.1 million increase in stock-based compensation mainly from timing of annual grants compared to the prior year.
The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a negative impact of $3.7 million in the quarter and $8.9 million year-to-date versus the prior year.
Insurance costs increased by $1.0 million in the quarter and $1.2 million year-to-date compared to the prior year due to a more favorable change in the loss development factors related to our worker’s compensation liabilities a year ago.
The acquisition of Del Taco resulted in an increase of additional general and administrative costs of $4.3 million in both the quarter and year-to-date compared to the prior year.

Other Operating Expenses, Net
Other operating expenses, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 17, 2022	April 11, 2021	April 17, 2022	April 11, 2021
Acquisition, integration, and restructuring costs	$13,098	$(2)	$16,111	$4
Costs of closed restaurants and other	650	441	1,722	1,464
Accelerated depreciation	288	560	663	1,239
Losses (gains) on disposition of property and equipment, net	331	229	(286)	(1,931)
	$14,367	$1,228	$18,210	$776
Other operating expenses, net increased by $13.1 million in the quarter and $17.4 million year-to-date compared to the prior year, primarily due to $13.1 million, and $16.1 million of costs incurred in the quarter and year-to-date, respectively relating to the Del Taco acquisition.
Gains on the Sale of Company-Operated Restaurants
In 2022 and 2021, no company-operated restaurants were sold to franchisees. Amounts included in “Gains on the sale of company-operated restaurants” in both periods related to resolutions of certain contingencies from the sale of Jack in the Box restaurants in prior years.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 17, 2022	April 11, 2021	April 17, 2022	April 11, 2021
Interest expense	$26,562	$15,241	$46,835	$35,980
Interest income	(81)	(14)	(167)	(18)
Interest expense, net	$26,481	$15,227	$46,668	$35,962
Interest expense, net increased by $11.3 million in the quarter and $10.7 million year-to-date compared to the prior year, primarily due to a loss on early extinguishment of debt of $7.7 million during the quarter as well as higher average borrowings in the current quarter and year-to-date resulting in higher interest expense of $3.5 million and $2.8 million, respectively.
Income Tax Expense
The income tax provisions reflect tax rates of 33.3% in the second quarter and 27.8% year-to-date, compared with 27.3% and 26.1%, respectively, in fiscal year 2021. The major components of the year-over-year increase in tax rates were non-deductibles losses in the current year versus non-taxable gains in the prior year from the market performance of insurance products used to fund certain non-qualified retirement plans, a decrease in the impact of excess tax benefit on share-based compensation, and an increase in non-deductible transaction costs resulting from the Del Taco acquisition, partially offset by an adjustment related to state taxes recorded in the second quarter of fiscal year 2021.

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

Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our credit facilities. As of April 17, 2022, the Company had $84.6 million of cash and restricted cash on its consolidated balance sheet. The Company continually assesses the optimal sources and uses of cash for our business. Since closing the Del Taco acquisition, we have undertaken a process to review our balance sheet for any undervalued assets, and pursue opportunities for capital sources, including leasebacks for our owned Jack in the Box properties, and refranchising, primarily for Del Taco in the near term.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Year-to-date
	April 17, 2022	April 11, 2021
Total cash provided by (used in):
Operating activities	$67,828	$78,544
Investing activities	(598,182)	(15,718)
Financing activities	541,419	(190,972)
Net cash flows	$11,065	$(128,146)
Operating Activities. Operating cash flows decreased $10.7 million compared with a year ago, primarily due to lower net income adjusted for non-cash items of $8.4 million and an unfavorable change in working capital of $2.3 million.
Pension and post-retirement contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2021, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for our qualified pension plan. In 2022, we contributed $3.7 million to our non-qualified pension plan and post-retirement plans.
Investing Activities. Cash used in investing activities increased by $582.5 million compared with a year ago, primarily due to $580.8 million paid for the acquisition of Del Taco, net of cash acquired.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	April 17, 2022	April 11, 2021
Restaurants:
Remodel / refresh programs	$4,935	$5,582
Restaurant facility expenditures	8,689	2,860
Purchases of assets intended for sale and leaseback	1,877	10,343
Restaurant information technology	3,262	1,639
	18,763	20,424
Corporate Services:
Information technology	855	658
Corporate facilities	1,163	1,846
	2,018	2,504

Total capital expenditures	$20,781	$22,928
Financing Activities. Cash flows from financing activities increased by $732.4 million compared with a year ago, primarily as a result of an increase in net borrowings of $669.1 million, driven by the issuance of the 2022 Notes, and an increase of $65.0 million from lower share repurchases compared to prior year.

Repurchases of common stock — The Company did not repurchase any shares in 2022. On November 19, 2021, the Board of Directors authorized a $200.0 million stock buy-back program that expires on November 20, 2023.
Dividends — During 2022, the Board of Directors declared two cash dividends of $0.44 per common share totaling $18.6 million. On May 13, 2022, the Board of Directors declared a cash dividend of 0.44 per common share, to be paid on June 22, 2022, to shareholders of record as of the close of business on June 7, 2022.
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
The Company also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. The Company’s existing revolving financing facility of Series 2019-1 Class A-1 Notes was terminated in connection with the transaction. As of April 17, 2022, we had outstanding borrowings of $50.0 million and available borrowing capacity of $58.0 million under our 2022 Variable Funding Notes, net of letters of credits issued of $42.0 million.
The net proceeds of the sale of the 2022 Notes were used to repay in full of $570.7 million in aggregate outstanding principal amount of the Company’s Series 2019-1 Class A-2-I Notes, together with the applicable make-whole premium and unpaid interest, and was used to fund a portion of the Company’s acquisition of Del Taco Restaurants, Inc.
The 2022 Notes were issued in a privately placed securitization transaction pursuant to which certain of the Company’s revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly owned indirect subsidiaries of the Company that act as Guarantors of the Notes and that have pledged substantially all of their assets, excluding certain real estate assets and subject to certain limitations, to secure the Notes. The 2022 Notes are subject to the same covenants and restrictions as the Series 2019-1 Notes.
The quarterly principal payment on the Class A-2 Notes may be suspended when the specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. Exceeding the leverage ratio of 5.0x does not violate any covenant related to the Class A-2 Notes. Subsequent to closing the issuance of the 2022 Notes, the Company has a leverage ratio of greater than 5.0x and, accordingly, the Company resumed making the scheduled amortization payments on its 2022 Notes and Series 2019-1 Notes in the second quarter of 2022.
Restricted cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of April 17, 2022, the Company had restricted cash of $28.9 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-1 and A-2 Notes.
Covenants and restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of April 17, 2022, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.

Revolving credit facility — In connection with the Del Taco acquisition, Del Taco’s existing debt of $115.2 million related to a Syndicated Credit Facility dated August 5, 2015, was repaid and extinguished on the Closing Date. On the Closing Date, Del Taco entered into a new syndicated credit facility with an aggregate principal amount of up to $75.0 million, maturing on March 7, 2023. The revolving credit facility, as amended, includes a limit of $20.0 million for letters of credit. As of April 17, 2022, we had outstanding borrowings of $4.0 million and available borrowing capacity of $58.2 million of under the facility, net of letters of credit of $12.8 million.
Bridge commitment letter — In connection with the Merger Agreement, the Company secured commitments for a bridge financing facility in an amount of up to $600.0 million (the “Bridge Facility”). No amounts were drawn under the Bridge Facility, which was terminated as a result of our securitization refinancing transaction.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those that we believe are most important for the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. In addition to the critical accounting policies and estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2021, due to recent transactions and events, we also consider the following to be part of our critical accounting policies and estimates due to the high degree of judgment and complexity in its application:
Business Combinations — The Del Taco Acquisition was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with ASC Topic 805, Business Combinations. The acquisition method of accounting involved the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions made in connection with estimating the fair value of assets acquired and liabilities assumed including cash flows expected to be derived from the use of the asset, the timing of such cash flows, the remaining useful life of assets and applicable discount rates. Acquisition accounting allows for up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed at March 8, 2022. As of April 17, 2022, we have recorded a preliminary allocation of consideration to net tangible and intangible assets acquired, which is subject to revision as we obtain additional information necessary to complete the fair value studies and acquisition accounting.
In the event that actual results vary from the estimates or assumptions used in the valuation or allocation process, we may be required to record an impairment charge or an increase in depreciation or amortization in future periods, or both. Refer to Note 3, Business Combination, to the accompanying condensed consolidated financial statements for additional information about accounting for the Del Taco Acquisition.

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
•Our business and Del Taco’s business may not be integrated successfully, or such integration may be more difficult, time consuming, or costly than expected. Operating costs, customer loss, and business disruptions, including difficulties maintaining relationships with employees, customers, suppliers or vendors, may be greater than expected.
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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk on borrowings under our $150.0 million Variable Funding Notes and our $75.0 million revolving credit facility. As of April 17, 2022, we had outstanding variable rate borrowings of $54.0 million. A 100 basis point increase in the effective interest rate applied to these borrowings would result in additional interest expense of approximately $0.5 million on an annualized basis.
The Company is also exposed to the impact of commodity and utility price fluctuations. Many of the ingredients we use are commodities or ingredients that are affected by the price of other commodities, weather, seasonality, production, availability, and various other factors outside our control. In order to minimize the impact of fluctuations in price and availability, we monitor the primary commodities we purchase and may enter into purchasing contracts and pricing arrangements when considered to be advantageous. However, certain commodities remain subject to price fluctuations. We are exposed to the impact of utility price fluctuations related to unpredictable factors such as weather and various other market conditions outside our control. Our ability to recover increased costs for commodities and utilities through higher prices is limited by the competitive environment in which we operate.

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended April 17, 2022, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
On March 8, 2022, we completed our acquisition of Del Taco and have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. Given the significance of the Del Taco acquisition and the complexity of systems and business processes, we intend to exclude the acquired Del Taco business from our assessment and report on internal control over financial reporting for the year ended October 2, 2022. Other than discussed above, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 17, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 1.        LEGAL PROCEEDINGS
See Note 15, Commitments and Contingencies, of the notes to the condensed consolidated financial statements for a discussion of our contingencies and legal matters.

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
Our business and Del Taco’s business may not be integrated successfully, or such integration may be more difficult, time consuming, or costly than expected. Operating costs, customer loss, and business disruption, including difficulties maintaining relationships with employees, customers, suppliers or vendors, may be greater than expected.
The combination of two independent businesses can be complex, costly, and time-consuming, and it may divert significant management attention and resources to combining ours and Del Taco’s business practices and operations. This process may disrupt our business or otherwise impact our ability to compete. The failure to meet the challenges involved in combining ours and Del Taco’s business and to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.
The overall combination of ours and Del Taco’s business may also result in material unanticipated problems, expenses, liabilities, competitive responses and impacts, and loss of customer and other business relationships. The difficulties of combining the operations of the companies, include, among others:
•diversion of management attention to integration matters;
•difficulties in integrating operations and systems, including intellectual property and communications systems, administrative and information technology infrastructure, supplier and vendor arrangements and financial reporting and internal control systems;
•challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
•differences in control environments and cultures, and the potential identification of material weaknesses while we work to integrate and align policies, principles and practices;
•alignment of key performance measurements may result in a greater need to communicate and manage clear expectations while we work to integrate and align policies and practices;
•difficulties in integrating employees and attracting and retaining key personnel;
•the transition to a combined management team, and the need to address possible differences in corporate cultures and management philosophies;
•challenges in retaining existing customers and obtaining new customers;
•difficulties in achieving anticipated cost savings, synergies, accretion targets, business opportunities, financing plans and growth prospects from the combination; and
•difficulties in managing the expanded operations of a significantly larger and more complex company.
Additionally, uncertainties over the integration process could cause customers, suppliers, distributors, and others to seek to change or cancel our existing business relationships or to refuse to renew existing relationships. Competitors may also target our existing customers by highlighting potential uncertainties and integration difficulties.

Some of these factors are outside our control, and any one of them could result in lower revenues, higher costs, and diversion of management time and energy, which could materially impact our business, financial condition and results of operations.
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
As of April 17, 2022, the Company has debt outstanding of $1.87 billion. This level of debt could have certain material adverse effects on the Company, including but not limited to:
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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — We did not repurchase any shares of our common stock in the second quarter of 2022. As of April 17, 2022, there was $200.0 million remaining under the Board-authorized stock buyback program which expires in November 2023.

ITEM 3.        DEFAULTS OF SENIOR SECURITIES
None.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Item 5.03.    None.

ITEM 6.        EXHIBITS

Number	Description	Form	Filed with SEC
3.1	Amended and Restated Bylaws, dated May 12, 2022	8-K	5/18/2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema Document
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted in iXBRL

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ TIM MULLANY
Tim Mullany
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: May 27, 2022