Form 10-Q
period 2022-07-10
JACK IN THE BOX INC
filed 2022-08-10
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 10, 2022
or
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
Yes  ☐    No  ☑
As of the close of business August 4, 2022, 21,057,109 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	July 10, 2022	October 3, 2021
ASSETS
Current assets:
Cash	$65,857	$55,346
Restricted cash	27,058	18,222
Accounts and other receivables, net	78,490	74,335
Inventories	5,704	2,335
Prepaid expenses	15,529	12,682
Current assets held for sale	7,519	1,692
Other current assets	4,775	4,346
Total current assets	204,932	168,958
Property and equipment:
Property and equipment, at cost	1,270,362	1,133,038
Less accumulated depreciation and amortization	(828,723)	(810,124)
Property and equipment, net	441,639	322,914
Other assets:
Operating lease right-of-use assets	1,334,300	934,066
Intangible assets, net	12,544	470
Trademarks	283,500	—
Goodwill	367,507	47,774
Deferred tax assets	—	51,517
Other assets, net	219,350	224,438
Total other assets	2,217,201	1,258,265
	$2,863,772	$1,750,137
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$30,201	$894
Current operating lease liabilities	173,057	150,636
Accounts payable	49,286	29,119
Accrued liabilities	215,286	148,417
Total current liabilities	467,830	329,066
Long-term liabilities:
Long-term debt, net of current maturities	1,806,074	1,273,420
Long-term operating lease liabilities, net of current portion	1,166,977	809,191
Deferred tax liabilities	33,704	—
Other long-term liabilities	157,051	156,342
Total long-term liabilities	3,163,806	2,238,953
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,580,296 and 82,536,059 issued, respectively	826	825
Capital in excess of par value	506,674	500,441
Retained earnings	1,806,352	1,764,412
Accumulated other comprehensive loss	(72,410)	(74,254)
Treasury stock, at cost, 61,523,475 shares	(3,009,306)	(3,009,306)
Total stockholders’ deficit	(767,864)	(817,882)
	$2,863,772	$1,750,137

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	July 10, 2022	July 4, 2021	July 10, 2022	July 4, 2021
Revenues:
Company restaurant sales	$215,231	$91,892	$486,596	$292,132
Franchise rental revenues	80,068	80,598	259,723	262,248
Franchise royalties and other	52,059	48,582	159,915	155,461
Franchise contributions for advertising and other services	50,947	48,386	159,076	155,375
	398,305	269,458	1,065,310	865,216
Operating costs and expenses, net:
Food and packaging	65,755	27,061	150,163	83,376
Payroll and employee benefits	71,366	27,356	162,001	88,727
Occupancy and other	42,054	14,103	92,102	45,287
Franchise occupancy expenses	50,971	48,824	164,198	162,897
Franchise support and other costs	3,768	2,722	12,694	9,336
Franchise advertising and other services expenses	52,398	49,168	164,964	158,967
Selling, general and administrative expenses	40,086	21,796	93,904	61,156
Depreciation and amortization	16,713	10,389	40,754	35,656
Other operating expenses, net	4,129	922	22,339	1,698
Gains on the sale of company-operated restaurants	(802)	(264)	(1,660)	(3,079)
	346,438	202,077	901,459	644,021
Earnings from operations	51,867	67,381	163,851	221,195
Other pension and post-retirement expenses, net	70	204	233	678
Interest expense, net	19,703	15,158	66,371	51,120
Earnings before income taxes	32,094	52,019	97,247	169,397
Income taxes	9,237	11,991	27,324	42,576
Net earnings	$22,857	$40,028	$69,923	$126,821

Earnings per share:
Basic	$1.08	$1.80	$3.29	$5.59
Diluted	$1.08	$1.79	$3.29	$5.57

Cash dividends declared per common share	$0.44	$0.44	$1.32	$1.24

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	July 10, 2022	July 4, 2021	July 10, 2022	July 4, 2021
Net earnings	$22,857	$40,028	$69,923	$126,821
Other comprehensive income:
Actuarial losses and prior service costs reclassified to earnings	748	1,139	2,491	3,794
	748	1,139	2,491	3,794
Tax effect	(195)	(297)	(647)	(987)
Other comprehensive income, net of taxes	553	842	1,844	2,807

Comprehensive income	$23,410	$40,870	$71,767	$129,628

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	July 10, 2022	July 4, 2021
Cash flows from operating activities:
Net earnings	$69,923	$126,821
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	40,754	35,656
Amortization of franchise tenant improvement allowances and incentives	3,046	2,330
Deferred finance cost amortization	4,280	4,304
Loss on extinguishment of debt	7,700	—
Tax deficiency (excess tax benefit) from share-based compensation arrangements	123	(1,164)
Deferred income taxes	8,058	(2,599)
Share-based compensation expense	5,541	3,338
Pension and post-retirement expense	233	678
Losses (gains) on cash surrender value of company-owned life insurance	9,024	(12,561)
Gains on the sale of company-operated restaurants	(1,660)	(3,079)
Gains on the disposition of property and equipment, net	(1,746)	(1,754)
Impairment charges and other	3,863	1,951
Changes in assets and liabilities, excluding acquisitions:
Accounts and other receivables	571	14,485
Inventories	(137)	(250)
Prepaid expenses and other current assets	(3,261)	1,194
Operating lease right-of-use assets and lease liabilities	6,074	(23,735)
Accounts payable	2,627	(2,597)
Accrued liabilities	(42,701)	20,611
Pension and post-retirement contributions	(5,109)	(4,961)
Franchise tenant improvement allowance and incentive disbursements	(2,206)	(8,009)
Other	(1,185)	(778)
Cash flows provided by operating activities	103,812	149,881
Cash flows from investing activities:
Purchases of property and equipment	(34,349)	(35,157)
Acquisition of Del Taco, net of cash acquired	(580,792)	—
Proceeds from the sale of property and equipment	4,691	5,272
Proceeds from the sale and leaseback of assets	5,968	—
Proceeds from the sale of company-operated restaurants	1,402	1,229
Other	(1,315)	2,616
Cash flows used in investing activities	(604,395)	(26,040)
Cash flows from financing activities:
Borrowings on revolving credit facilities	68,000	—
Repayments of borrowings on revolving credit facilities	(18,000)	(107,875)
Proceeds from the issuance of debt	1,100,000	—
Principal repayments on debt	(580,518)	(640)
Payment of debt issuance and extinguishment costs	(20,599)	—
Dividends paid on common stock	(27,789)	(27,886)
Proceeds from issuance of common stock	51	6,646
Repurchases of common stock	—	(124,399)
Payroll tax payments for equity award issuances	(1,215)	(4,166)
Cash flows provided by (used in) financing activities	519,930	(258,320)
Net increase (decrease) in cash and restricted cash	19,347	(134,479)
Cash and restricted cash at beginning of period	73,568	236,920
Cash and restricted cash at end of period	$92,915	$102,441

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
As of July 10, 2022, there were 171 company-operated and 2,036 franchise-operated Jack in the Box restaurants and 291 company-operated and 303 franchise-operated Del Taco restaurants.
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
Certain reclassifications have been made to the prior year presentation to conform to the current year presentation.
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
Fiscal year — The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Our Del Taco subsidiary operates on a fiscal year ending the Tuesday closest to September 30. Fiscal years 2022 and 2021 include 52 and 53 weeks, respectively. Our first quarter includes 16 weeks and all other quarters include 12 weeks, with the exception of the fourth quarter of fiscal 2021, which includes 13 weeks. All comparisons between 2022 and 2021 refer to the 12 weeks (“quarter”) and 40 weeks (“year-to-date”) ended July 10, 2022 and July 4, 2021, respectively, unless otherwise indicated.
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
Total contributions made by the Company are included in “Selling, general, and administrative expenses” in the accompanying condensed consolidated statements of earnings and for the quarter and year-to-date totaled $9.8 million and $22.9 million, respectively, in 2022 and $4.6 million and $14.8 million, respectively, in 2021.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the activity in our allowance for doubtful accounts (in thousands):

	Year-to-date
	July 10, 2022	July 4, 2021
Balance as of beginning of period	$(6,292)	$(5,541)
Provision for expected credit losses	(4,162)	(502)
Write-offs charged against the allowance	5,226	19
Balance as of end of period	$(5,228)	$(6,024)
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
Disaggregation of revenue — The following table disaggregates revenue by segment and primary source for the period ended July 10, 2022 (in thousands):

	Quarter			Year-to-date
	Jack in the Box	Del Taco	Total	Jack in the Box	Del Taco	Total
Company restaurant sales	$100,899	$114,332	$215,231	$315,205	$171,391	$486,596
Franchise rental revenues	78,278	1,790	80,068	257,069	2,654	259,723
Franchise royalties	44,291	5,361	49,652	144,872	8,006	152,878
Marketing fees	42,620	4,359	46,979	139,811	6,517	146,328
Technology and sourcing fees	3,548	420	3,968	12,123	625	12,748
Franchise fees and other services	2,340	67	2,407	6,944	93	7,037
Total revenue	$271,976	$126,329	$398,305	$876,024	$189,286	$1,065,310

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table disaggregates revenue by segment and primary source for the period ended July 4, 2021 (in thousands):

	Quarter			Year-to-date
	Jack in the Box	Del Taco	Total	Jack in the Box	Del Taco	Total
Company restaurant sales	$91,892	$—	$91,892	$292,132	$—	$292,132
Franchise rental revenues	80,598	—	80,598	262,248	—	262,248
Franchise royalties	45,950	—	45,950	146,913	—	146,913
Marketing fees	44,305	—	44,305	142,398	—	142,398
Technology and sourcing fees	4,081	—	4,081	12,977	—	12,977
Franchise fees and other services	2,632	—	2,632	8,548	—	8,548
Total revenue	$269,458	$—	$269,458	$865,216	$—	$865,216
Contract liabilities — Our contract liabilities consist of deferred revenue resulting from initial franchise and development fees received from franchisees for new restaurant openings or new franchise terms, which are recognized over the franchise term. We classify these contract liabilities as “Accrued liabilities” and “Other long-term liabilities” in our condensed consolidated balance sheets.
A summary of significant changes in our contract liabilities is presented below (in thousands):

	Year-to-date
	July 10, 2022	July 4, 2021
Deferred franchise and development fees at beginning of period	$41,520	$43,541
Changes due to business combinations	6,193	—
Revenue recognized	(4,238)	(4,415)
Additions	3,023	1,718
Deferred franchise and development fees at end of period	$46,498	$40,844
As of July 10, 2022, approximately $5.2 million of development fees related to unopened stores are included in deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and are recognized over the franchise term at the date of opening.
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied as of July 10, 2022 (in thousands):

Remainder of 2022	$1,202
2023	5,003
2024	4,792
2025	4,555
2026	4,228
Thereafter	21,553
$41,333
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
The acquisition of Del Taco was funded by cash on hand and borrowings under our 2022 Class A-2 Notes and 2022 Variable Funding Notes. The Company recognized transaction costs of $1.2 million and $12.4 million in the quarter and year-to-date of 2022, respectively. These costs were associated with advisory, legal, and consulting services and are presented in “Other operating expenses, net” in the condensed consolidated statement of earnings.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Purchase price allocation — The preliminary allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed is based on the estimated fair values and is as follows (in thousands):

	Initial Allocation of Consideration	Measurement Period Adjustments (1)	July 10, 2022
Total preliminary aggregate purchase consideration, net of $12,068 cash acquired	$581,241	$—	$581,241
Assets:
Accounts and other receivables	3,809	—	3,809
Inventories	3,233	—	3,233
Prepaid expenses	2,950	—	2,950
Other current assets	105	—	105
Property and equipment	150,826	(5,341)	145,485
Operating lease right-of-use assets	349,489	—	349,489
Intangible assets	12,371	—	12,371
Trademarks	283,500	—	283,500
Other assets	5,128	—	5,128
Liabilities:
Current maturities of long-term debt	22	—	22
Current operating lease liabilities	21,991	—	21,991
Accounts payable	18,808	—	18,808
Accrued liabilities	66,739	45,076	111,815
Long-term debt, net of current maturities	349	—	349
Long-term operating lease liabilities, net of current portion	302,688	—	302,688
Deferred tax liabilities	88,203	(12,668)	75,535
Other long-term liabilities	13,080	—	13,080
Net assets acquired, excluding goodwill	$299,531	$(37,749)	$261,782
Goodwill	$281,710	$37,749	$319,459
____________________________
(1)The Company recorded measurement period adjustments in the third quarter of fiscal 2022 attributable to the Company’s review of inputs and assumptions utilized in valuation models, in addition to new information obtained during the quarter surrounding the settlement of a litigation matter which existed at the date of acquisition. Refer to Note 15, Commitments and Contingencies, for further details regarding the litigation matter.
The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions regarding certain tangible assets acquired and liabilities assumed, the valuation of intangible assets acquired, income taxes, loss contingencies, and goodwill are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. The goodwill of $319.5 million arising from the acquisition is primarily attributable to the market position and future growth potential of Del Taco for both company-operated and franchised restaurants related to future store openings, expansion into new markets, and expected synergies. None of the goodwill resulting from the acquisition is deductible for tax purposes. We have not yet allocated goodwill related to the Del Taco acquisition to reporting units for goodwill impairment testing purposes. Goodwill will be allocated to reporting units when the purchase price allocation is finalized during the measurement period.
Identifiable intangible assets — The identifiable intangible assets acquired consist of trademarks, franchise and development agreements, and favorable subleases. The Company amortizes the fair value of the franchise and development agreements and favorable and unfavorable sublease assets and liabilities on a straight-line basis over their respective useful lives.
The trademarks were valued using the relief from royalty method of the income approach, which was applied by discounting the after-tax royalties avoided by owning the trade name to present value. The key inputs and assumptions included the Company's estimates of the projected system wide sales, royalty rate and discount rate applicable to the trade name.
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
The preliminary values allocated to intangible assets and the useful lives are as follows (in thousands):

	Amount	Useful life (Years)
Trademarks	$283,500	Indefinite
Franchise contracts	9,700	18
Sublease assets	2,671	13
Estimated fair value of acquired intangible assets	$295,871
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
Unaudited pro forma results — The following unaudited pro forma combined financial information presents the Company’s results as though Del Taco and the Company had been combined as the beginning of fiscal year 2021 (in thousands):

	Quarter	Year-to-date
	July 4, 2021	July 10, 2022	July 4, 2021
Total revenue	$393,521	$1,283,387	$1,263,299
Net earnings	$42,491	$74,711	$102,305
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
For the periods subsequent to the acquisition that are included in the quarter and year-to-date of 2022, Del Taco had total revenues of $189.3 million and net earnings of $5.2 million.

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
Assets held for sale — Assets classified as held for sale on our condensed consolidated balance sheets as of July 10, 2022 and October 3, 2021, primarily relate to closed restaurant properties and owned properties which we are actively marketing for sale and/or sales and leaseback within the next 12 months with carrying amounts of $7.5 million and $1.7 million, respectively.

5.GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill during fiscal 2022 and 2021 were as follows (in thousands):

Balance at September 27, 2020	$47,161
Acquisition of Jack in the Box franchise-operated restaurants	613
Balance at October 3, 2021	47,774
Acquisition of Del Taco Restaurants, Inc.	319,459
Acquisition of Jack in the Box franchise-operated restaurants	274
Balance at July 10, 2022	$367,507
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows (in thousands):

	July 10, 2022			October 3, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Sublease assets	$2,671	$(83)	$2,588	$—	$—	$—
Franchise contracts	9,700	(187)	9,513	—	—	—
Reacquired franchise rights	557	(114)	443	542	(72)	470
Total	$12,928	$(384)	$12,544	$542	$(72)	$470
The following table summarizes, as of July 10, 2022, the estimated amortization expense for each of the next five fiscal years (in thousands):

Remainder of 2022	$198
2023	$839
2024	$836
2025	$836
2026	$835

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents rental income (in thousands):

	Quarter		Year-to-date
	July 10, 2022	July 4, 2021	July 10, 2022	July 4, 2021
Operating lease income - franchise	$53,703	$53,762	$178,048	$180,146
Variable lease income - franchise	26,274	26,836	81,556	82,102
Amortization of favorable and unfavorable lease contracts, net	91	—	119	—
Franchise rental revenues	$80,068	$80,598	$259,723	$262,248
Operating lease income - closed restaurants and other (1)	$1,663	$1,377	$4,728	$4,602
____________________________
(1)Primarily relates to closed restaurant properties included in “Other operating expenses, net” in our condensed consolidated statements of earnings.
The following table presents as of July 10, 2022, the annual maturities of our lease liabilities (in thousands):

	Finance Leases	Operating Leases
Fiscal year:
Remainder of 2022	$244	$55,942
2023	972	227,605
2024	399	191,112
2025	39	185,347
2026	27	168,451
Thereafter	26	874,345
Total future lease payments (1)	$1,707	$1,702,802
Less imputed interest	(84)	(362,768)
Present value of lease liabilities	$1,623	$1,340,034
Less current portion	(929)	(173,057)
Long-term lease obligations	$694	$1,166,977
____________________________
(1)Total future lease payments include non-cancellable commitments of $1.7 million for finance leases and $1,468.4 million for operating leases.

7.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (2) (Level 1)	Significant Other Observable Inputs (2) (Level 2)	Significant Unobservable Inputs (2) (Level 3)
Fair value measurements as of July 10, 2022:
Non-qualified deferred compensation plan (1)	$14,481	$14,481	$—	$—
Total liabilities at fair value	$14,481	$14,481	$—	$—
Fair value measurements as of October 3, 2021:
Non-qualified deferred compensation plan (1)	$18,555	$18,555	$—	$—
Total liabilities at fair value	$18,555	$18,555	$—	$—
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of July 10, 2022 and October 3, 2021 (in thousands):

	July 10, 2022		October 3, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Series 2019 Class A-2 Notes	$715,938	$667,207	$1,290,251	$1,351,057
Series 2022 Class A-2 Notes	$1,094,500	$959,220	$—	$—
The fair value of the Class A-2 Notes was estimated using Level 2 inputs based on quoted market prices in markets that are not considered active markets. As of July 10, 2022, we had $50.0 million of outstanding borrowings under our Variable Funding Notes. The fair value of these loans approximates their carrying value due to the variable rate nature of these borrowings.
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
In connection with our impairment reviews performed during 2022, no material fair value adjustments were required.

8.INDEBTEDNESS
Our long-term debt obligations consist of the following (in thousands):

	July 10, 2022	October 3, 2021
Series 2019-1 Class A-2-I Notes	$—	$570,688
Series 2019-1 Class A-2-II Notes	271,563	272,938
Series 2019-1 Class A-2-III Notes	444,375	446,625
Series 2022-1 Class A-2-I Notes	547,250	—
Series 2022-1 Class A-2-II Notes	547,250	—
Series 2022-1 Class A-2-I Variable Funding Notes	50,000	—
Revolving Credit Facility	—	—
Finance lease obligations and other debt	1,986	2,275
Total debt	1,862,424	1,292,526
Less current maturities of long-term debt	(30,201)	(894)
Less unamortized debt issuance costs	(26,149)	(18,212)
Long-term debt	$1,806,074	$1,273,420
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
The Company also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. The Company’s existing revolving financing facility of Series 2019-1 Class A-1 Notes was terminated in connection with the transaction. As of July 10, 2022, we had outstanding borrowings of $50.0 million and available borrowing capacity of $58.0 million under our 2022 Variable Funding Notes, net of letters of credits issued of $42.0 million.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The net proceeds of the sale of the 2022 Notes were used to repay in full of $570.7 million in aggregate outstanding principal amount of the Company’s Series 2019-1 Class A-2-I Notes, together with the applicable make-whole premium and unpaid interest, and was used to fund a portion of the Company’s acquisition of Del Taco Restaurants, Inc. As a result, the Company recorded a loss on early extinguishment of debt of $5.6 million during the second quarter of 2022, which was comprised of the write-off of certain deferred financing costs and a specified make-whole premium payment, and is presented in “Interest expense, net” in the condensed consolidated statement of earnings. Additionally, in connection with the 2022 Notes, the Company capitalized $17.4 million of debt issuance costs, which are being amortized into interest expense over the Anticipated Repayment Dates, utilizing the effective interest rate method. The costs related to our Variable Funding Notes are presented within “Other assets, net” and are being amortized over the Anticipated Repayment Date of February 2027 using the straight-line method.
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
The quarterly principal payment on the Class A-2 Notes may be suspended when the specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. Exceeding the leverage ratio of 5.0x does not violate any covenant related to the Class A-2 Notes. Subsequent to closing the issuance of the 2022 Notes, the Company has had a leverage ratio of greater than 5.0x and, accordingly, the Company resumed making the scheduled amortization payments on its 2022 Notes and Series 2019-1 Notes beginning in the second quarter of 2022.
Revolving credit facility — In connection with the Del Taco acquisition, Del Taco’s existing debt of $115.2 million related to a Syndicated Credit Facility dated August 5, 2015, was repaid and extinguished on the Closing Date. On the Closing Date, Del Taco entered into a new syndicated credit facility with an aggregate principal amount of up to $75.0 million, maturing on March 7, 2023. The revolving credit facility, as amended, includes a limit of $20.0 million for letters of credit. As of July 10, 2022, we had no outstanding borrowings and available borrowing capacity of $61.9 million under the facility, net of letters of credit of $13.1 million. The Company capitalized $0.3 million of debt issuance costs, which are being amortized into interest expense over the expected term of the credit facility.
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
Maturities of long-term debt — Assuming repayment by the Anticipated Repayment Dates and based on the leverage ratio as of July 10, 2022, principal payments on our long-term debt outstanding at July 10, 2022 for each of the next five fiscal years and thereafter are as follows (in thousands):

Remainder of 2022	$8,246
2023	29,891
2024	29,373
2025	29,338
2026	289,204
Thereafter	1,476,372
$1,862,424

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9.OTHER OPERATING EXPENSE, NET
Other operating expenses, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 10, 2022	July 4, 2021	July 10, 2022	July 4, 2021
Acquisition, integration, and restructuring costs (1)	$2,753	$—	$18,864	$4
Costs of closed restaurants and other (2)	837	622	2,559	2,086
Operating restaurant impairment charges (3)	1,653	—	1,653	—
Accelerated depreciation	346	123	1,009	1,362
(Gains) losses on disposition of property and equipment, net	(1,460)	177	(1,746)	(1,754)
	$4,129	$922	$22,339	$1,698
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
(3)In 2022, restaurant impairment charges included $1.7 million related to the impairment of five under-performing Jack in the Box company-operated restaurants which are currently held for use.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quarter		Year-to-date
	July 10, 2022	July 4, 2021	July 10, 2022	July 4, 2021
Revenues by segment:
Jack in the Box	$271,976	$269,458	$876,024	$865,216
Del Taco	126,329	—	189,286	—
Consolidated revenues	$398,305	$269,458	$1,065,310	$865,216
Segment operating profit:
Jack in the Box	$64,951	$75,397	$216,935	$248,163
Del Taco	12,209	—	18,265	—
Total segment operating profit	$77,160	$75,397	$235,200	$248,163
Depreciation and amortization	16,713	10,389	40,754	35,656
Acquisition, integration, and restructuring costs	2,753	—	18,864	4
Share-based compensation	1,607	502	5,541	3,338
Net COLI losses (gains)	4,585	(2,611)	7,165	(8,951)
Gains on the sale of company-operated restaurants	(802)	(264)	(1,660)	(3,079)
Amortization of favorable and unfavorable leases and subleases, net	437	—	685	—
Earnings from operations	$51,867	$67,381	$163,851	$221,195
Total capital expenditures by segment:
Jack in the Box	$7,603	$12,229	$24,933	$35,157
Del Taco	5,965	—	9,416	—
Total capital expenditures	$13,568	$12,229	$34,349	$35,157
Total depreciation and amortization by segment:
Jack in the Box	$9,202	$10,389	$31,038	$35,656
Del Taco	7,511	—	9,716	—
Total depreciation and amortization	$16,713	$10,389	$40,754	$35,656
We do not evaluate, manage or measure performance of segments using asset, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.

11.INCOME TAXES
The income tax provisions reflect tax rates of 28.8% in the third quarter and 28.1% year-to-date, compared with 23.1% and 25.1%, respectively, in fiscal year 2021. The major components of the year-over-year increase in tax rates were non-deductibles losses in the current year versus non-taxable gains in the prior year from the market performance of insurance products used to fund certain non-qualified retirement plans, a decrease in the impact of excess tax benefit on share-based compensation, and an increase in non-deductible transaction costs resulting from the Del Taco acquisition, partially offset by an adjustment related to state taxes recorded in the second quarter of fiscal year 2021.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-date
	July 10, 2022	July 4, 2021	July 10, 2022	July 4, 2021
Defined benefit pension plans:
Interest cost	$3,388	$3,398	$11,292	$11,328
Expected return on plan assets	(4,179)	(4,463)	(13,926)	(14,877)
Actuarial losses (1)	890	1,212	2,968	4,041
Amortization of unrecognized prior service costs (1)	5	5	15	15
Net periodic benefit cost	$104	$152	$349	$507
Post-retirement healthcare plans:
Interest cost	$113	$130	$376	$433
Actuarial gains (1)	(147)	(78)	(492)	(262)
Net periodic benefit cost	$(34)	$52	$(116)	$171
____________________________
(1)Amounts were reclassified from accumulated other comprehensive income into net earnings as a component of “Other pension and post-retirement expenses, net.”
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2021, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for the Qualified Plan. Details regarding 2022 contributions are as follows (in thousands):

	SERP	Post-Retirement Healthcare Plans
Net year-to-date contributions	$4,366	$743
Remaining estimated net contributions during fiscal 2022	$850	$389
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.STOCKHOLDERS’ DEFICIT
Summary of changes in stockholders’ deficit — A reconciliation of the beginning and ending amounts of stockholders’ deficit is presented below (in thousands):

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 3, 2021	82,536	$825	$500,441	$1,764,412	$(74,254)	$(3,009,306)	$(817,882)
Shares issued under stock plans, including tax benefit	28	1	48	—	—	—	49
Share-based compensation	—	—	1,018	—	—	—	1,018
Dividends declared	—	—	63	(9,320)	—	—	(9,257)
Net earnings	—	—	—	39,270	—	—	39,270
Other comprehensive income	—	—	—	—	738	—	738
Balance at January 23, 2022	82,564	$826	$501,570	$1,794,362	$(73,516)	$(3,009,306)	$(786,064)
Shares issued under stock plans, including tax benefit	5	—	2	—	—	—	2
Share-based compensation	—	—	2,916	—	—	—	2,916
Dividends declared	—	—	65	(9,334)	—	—	(9,269)
Fair value of assumed Del Taco RSAs attributable to pre-combination service	—	—	449	—	—	—	449
Net earnings	—	—	—	7,796	—	—	7,796
Other comprehensive income	—	—	—	—	553	—	553
Balance at April 17, 2022	82,569	$826	$505,002	$1,792,824	$(72,963)	$(3,009,306)	$(783,617)
Shares issued under stock plans, including tax benefit	11	—	—	—	—	—	—
Share-based compensation	—	—	1,607	—	—	—	1,607
Dividends declared	—	—	65	(9,329)	—	—	(9,264)
Net earnings	—	—	—	22,857	—	—	22,857
Other comprehensive income	—	—	—	—	553	—	553
Balance at July 10, 2022	82,580	$826	$506,674	$1,806,352	$(72,410)	$(3,009,306)	$(767,864)

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 27, 2020	82,370	$824	$489,515	$1,636,211	$(110,605)	$(2,809,306)	$(793,361)
Shares issued under stock plans, including tax benefit	24	—	114	—	—	—	114
Share-based compensation	—	—	1,231	—	—	—	1,231
Dividends declared	—	—	53	(9,142)	—	—	(9,089)
Net earnings	—	—	—	50,859	—	—	50,859
Other comprehensive income	—	—	—	—	1,123	—	1,123
Balance at January 17, 2021	82,394	$824	$490,913	$1,677,928	$(109,482)	$(2,809,306)	$(749,123)
Shares issued under stock plans, including tax benefit	116	1	4,225	—	—	—	4,226
Share-based compensation	—	—	1,605	—	—	—	1,605
Dividends declared	—	—	55	(9,096)	—	—	(9,041)
Purchases of treasury stock	—	—	—	—	—	(65,000)	(65,000)
Net earnings	—	—	—	35,934	—	—	35,934
Other comprehensive income	—	—	—	—	842	—	842
Balance at April 11, 2021	82,510	$825	$496,798	$1,704,766	$(108,640)	$(2,874,306)	$(780,557)
Shares issued under stock plans, including tax benefit	26	—	2,306	—	—	—	2,306
Share-based compensation	—	—	502	—	—	—	502
Dividends declared	—	—	62	(9,818)	—	—	(9,756)
Purchases of treasury stock	—	—	—	—	—	(64,967)	(64,967)
Net earnings	—	—	—	40,028	—	—	40,028
Other comprehensive income	—	—	—	—	842	—	842
Balance at July 4, 2021	82,536	$825	$499,668	$1,734,976	$(107,798)	$(2,939,273)	$(811,602)
Repurchases of common stock — There were no repurchases of common stock in fiscal 2022. As of July 10, 2022, there was $200.0 million remaining under share repurchase programs authorized by the Board of Directors which expires in November 2023.
Dividends — During 2022, the Board of Directors declared three cash dividends of $0.44 per common totaling $28.0 million. Future dividends are subject to approval by our Board of Directors.

14.AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	July 10, 2022	July 4, 2021	July 10, 2022	July 4, 2021
Weighted-average shares outstanding – basic	21,236	22,263	21,221	22,683
Effect of potentially dilutive securities:
Nonvested stock awards and units	24	52	42	66
Stock options	—	9	1	10
Performance share awards	—	2	—	2
Weighted-average shares outstanding – diluted	21,260	22,326	21,264	22,761
Excluded from diluted weighted-average shares outstanding:
Antidilutive	32	—	23	33
Performance conditions not satisfied at the end of the period	63	30	63	30

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15.COMMITMENTS AND CONTINGENCIES
Legal matters — We assess contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. As of July 10, 2022, we estimate the aggregate range of reasonably possible losses, in excess of amounts accrued for these matters as of such date, to be up to approximately $10 million, excluding interest and attorney fees. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure and the ultimate amount of loss may differ materially from these estimates in the near term.
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
In March 2014, a former Del Taco employee filed a purported Private Attorneys General Act claim and class action alleging various causes of action under California’s labor, wage, and hour laws. The plaintiff generally alleges Del Taco did not appropriately provide meal and rest breaks and failed to pay wages and reimburse business expenses to its California non-exempt employees. On November 12, 2021, the court granted, in part, the plaintiff's motion for class certification. The parties participated in a voluntary mediation on May 24, 2022 and June 3, 2022. On June 4, 2022, we entered into a Settlement Memorandum of Understanding (the “Agreement”) which obligates the Company to pay a gross settlement amount of $50.0 million, for which in exchange we will be released from all claims by the parties. The Agreement contains no admission of wrongdoing and is contingent upon various conditions, including, but not limited to, court approvals. There can be no assurance that the Agreement will be approved by the court nor upheld if challenged on appeal. As of July 10, 2022, the Company has accrued the settlement amount, included within “Accrued liabilities” on our condensed consolidated balance sheet.
On April 17, 2019, the trustee for a bankrupt former franchisee filed a complaint seeking to recover assets in the form of actual and exemplary damages for the bankruptcy trust and generally alleging the Company wrongfully terminated the franchise agreements and unreasonably denied two perspective purchasers that the former franchisee presented. The parties participated in a mediation in April 2021, but the matter did not settle. Trial in this matter is currently set for January 2023, with the court ordering the parties to participate in another mediation.
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
Lease guarantees — We remain contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of July 10, 2022, the maximum potential liability of future undiscounted payments under these leases is approximately $24.8 million. The lease terms extend for a maximum of approximately 16 more years and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	July 10, 2022	July 4, 2021
Non-cash investing and financing transactions:
Increase in obligations for treasury stock repurchases	$—	$5,568
Increase (decrease) in obligations for purchases of property and equipment	$(3,371)	$258
Increase in dividends accrued or converted to common stock equivalents	$193	$170
Right-of use assets obtained in exchange for operating lease obligations	$179,726	$138,163
Right-of use assets obtained in exchange for finance lease obligations	$45	$103

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
17.SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	July 10, 2022	October 3, 2021
Accounts and other receivables, net:
Trade	$73,653	$75,273
Notes receivable, current portion	1,662	1,467
Income tax receivable	919	1,157
Other	7,484	2,730
Allowance for doubtful accounts	(5,228)	(6,292)
	$78,490	$74,335
Prepaid expenses:
Prepaid income taxes	$4,767	$651
Other	10,762	12,031
	$15,529	$12,682
Property and equipment, net
Land	$97,102	$105,393
Buildings	989,452	907,792
Restaurant and other equipment	166,764	112,959
Construction in progress	17,044	6,894
	1,270,362	1,133,038
Less accumulated depreciation and amortization	(828,723)	(810,124)
	$441,639	$322,914
Other assets, net:
Company-owned life insurance policies	$114,542	$123,566
Deferred rent receivable	44,649	46,234
Franchise tenant improvement allowance	32,819	34,124
Notes receivable, less current portion	4,525	4,544
Other	22,815	15,970
	$219,350	$224,438
Accrued liabilities:
Legal accruals	$58,553	$7,540
Payroll and related taxes	39,008	34,649
Insurance	32,340	21,218
Sales and property taxes	22,662	23,174
Deferred rent income	13,677	17,892
Advertising	4,357	13,097
Deferred franchise and development fees	5,588	4,949
Other	39,101	25,898
	$215,286	$148,417
Other long-term liabilities:
Defined benefit pension plans	$67,314	$70,354
Deferred franchise and development fees	40,910	36,571
Other	48,827	49,417
	$157,051	$156,342

18.SUBSEQUENT EVENTS
Dividends — On August 5, 2022, the Board of Directors declared a cash dividend of $0.44 per common share, to be paid on September 9, 2022, to shareholders of record as of the close of business on August 24, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2022 and 2021 refer to the 12 weeks (“quarter”) and 40 weeks (“year-to-date”) ended July 10, 2022 and July 4, 2021, respectively, unless otherwise indicated.
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

OVERVIEW
Our Business
Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. As of July 10, 2022, we operated and franchised 2,207 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam. On March 8, 2022, we completed the acquisition of Del Taco Restaurants, Inc. (“Del Taco”), the nation’s second largest Mexican quick service restaurant chain by number of restaurants and has approximately 594 restaurants across 16 states, including one in Guam.
We derive revenue from retail sales at company-operated restaurants and rental revenue, royalties (based upon a percent of sales), franchise fees and contributions for advertising and other services from franchisees.
Impact of COVID-19
The COVID-19 pandemic has continued to have varying degrees of disruption on our business. Our business has continued to be challenged by availability and cost of labor resulting in occasional temporarily closed restaurants and reduced operating hours. We have continued to have limited shortages in our supply chain; however, inflationary pressures have continued to have a significant impact on our business.
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
On July 18, 2022, the Court approved the franchisee’s plan of reorganization with the same terms we previously agreed to in May 2022. The reorganization plan includes a waiver of a portion of damages associated with the rejected locations, reduced royalties following plan confirmation, and the settlement of the remaining cure costs via a secured note upon emergence from bankruptcy, in addition to deferring all amounts owed under the franchise agreements starting in February through the bankruptcy resolution date. The secured note provides for repayment based on a calculation of net free cash flows generated from the franchisee’s restaurants. To the extent future net free cash flows are insufficient to satisfy the secured note at a future specified date, then we agreed to waive any remaining balance due to the Company.
Based on the events above, we concluded that the collectability of the deferrals starting in February 2022 were doubtful and therefore no revenue has been recognized. Furthermore, we increased our bad debt reserve related to this matter to fully reserve the $3.8 million owed to the Company.

RESULTS OF OPERATIONS
The following table summarizes changes in same-store sales for Jack in the Box company-operated, franchised, and system restaurants:

	Quarter		Year-to-date
Jack in the Box:	July 10, 2022 (1)	July 4, 2021	July 10, 2022 (1)	July 4, 2021
Company	3.5%	9.0%	1.5%	10.0%
Franchise	(1.0)%	10.3%	(0.1)%	14.5%
System	(0.6)%	10.2%	—%	14.0%
____________________________
(1)Due to the transition from a 53-week year to a 52-week year, year-over-year fiscal period comparisons are off by one week. The change in same store sales uses comparable calendar periods to balance a one week shift and to provide a clearer year over year comparison.

The following table summarizes changes in the number and mix of Jack in the Box company and franchise restaurants:

	2022			2021
Jack in the Box:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	163	2,055	2,218	144	2,097	2,241
New	—	10	10	—	10	10
Acquired from franchisees	13	(13)	—	4	(4)	—
Closed	(5)	(16)	(21)	—	(32)	(32)
End of period	171	2,036	2,207	148	2,071	2,219
% of system	8%	92%	100%	7%	93%	100%
The following table summarizes restaurant sales for Jack in the Box company-operated, franchised, and systemwide sales (in thousands):

	Quarter		Year-to-date
Jack in the Box:	July 10, 2022	July 4, 2021	July 10, 2022	July 4, 2021
Company-operated restaurant sales	$100,899	$91,892	$315,205	$292,132
Franchised restaurant sales (1)	867,210	889,558	2,825,353	2,852,746
Systemwide sales (1)	$968,109	$981,450	$3,140,558	$3,144,878
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
Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):

	Quarter		Year-to-date
Consolidated:	July 10, 2022	July 4, 2021	July 10, 2022	July 4, 2021
Net earnings - GAAP	$22,857	$40,028	$69,923	$126,821
Income tax expense	9,237	11,991	27,324	42,576
Interest expense, net	19,703	15,158	66,371	51,120
Gains on the sale of company-operated restaurants	(802)	(264)	(1,660)	(3,079)
Other operating expenses, net	4,129	922	22,339	1,698
Depreciation and amortization	16,713	10,389	40,754	35,656
Amortization of favorable and unfavorable leases and subleases, net	437	—	685	—
Amortization of franchise tenant improvement allowances and incentives	919	796	3,046	2,330
Adjusted EBITDA - Non-GAAP	$73,193	$79,020	$228,782	$257,122

Jack in the Box Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Quarter				Year-to-date
	July 10, 2022		July 4, 2021		July 10, 2022		July 4, 2021
Company restaurant sales	$100,899		$91,892		$315,205		$292,132
Company restaurant costs:
Food and packaging	$33,319	33.0%	$27,061	29.4%	$101,543	32.2%	$83,376	28.5%
Payroll and employee benefits	$33,699	33.4%	$27,356	29.8%	$105,431	33.4%	$88,727	30.4%
Occupancy and other	$17,959	17.8%	$14,103	15.3%	$56,220	17.8%	$45,287	15.5%
Company restaurant sales increased $9.0 million or 9.8% in the quarter and $23.1 million or 7.9% year-to-date compared to the prior year, primarily due to an increase in the number of company-operated restaurants, average check growth and partially offset by a decline in traffic. The following table presents the approximate impact of these items on company restaurant sales (in millions):

	Quarter	Year-to-date
Increase in the average number of restaurants	$4.3	$11.4
AUV increase	4.7	11.7
Total change in company restaurant sales	$9.0	$23.1
Same-store sales at company-operated restaurants increased 3.5% in the quarter and 1.5% year-to-date compared to a year ago. The following table summarizes the change versus a year ago:

	Quarter		Year-to-date
	July 10, 2022	July 4, 2021	July 10, 2022	July 4, 2021
Average check (1)	5.6%	4.8%	4.2%	16.4%
Transactions	(2.1)%	4.2%	(2.7)%	(6.4)%
Change in same-store sales	3.5%	9.0%	1.5%	10.0%
____________________________
(1)Includes price increases of approximately 9.7% in the quarter and 7.6% year-to-date.
Food and packaging costs as a percentage of company restaurant sales increased 3.6% in the quarter, including 4.0% of higher commodity costs, and 2.5% of unfavorable menu item mix and other, partially offset by 2.9% of increased menu pricing. Food and packaging costs as a percentage of company restaurant sales increased 3.7% year-to-date, including 3.5% of higher commodity costs, and 2.4% of unfavorable menu item mix and other, partially offset by 2.2% of increased menu pricing.
Commodity costs increased in the quarter and year-to-date by approximately 16.8% and 14.2%, respectively. The inflation we have experienced is across all categories with the greatest impact seen in proteins, sauces, oils, and beverages. For fiscal 2022, we expect annual commodity cost inflation to be up 12% to 14% compared with fiscal 2021.
Payroll and employee benefit costs as a percentage of company restaurant sales increased 3.6% in the quarter and 3.0% year-to-date, primarily due to labor inflation, a change in the mix of restaurants due to franchisee acquisitions, partially offset by lower incentive compensation. Labor inflation was approximately 13.2% in the quarter and 12.8% year-to-date for the current fiscal year. For fiscal 2022, we expect annual wage inflation to be up 12% to 13% compared with fiscal 2021.
Occupancy and other costs, as a percentage of company restaurant sales, increased 2.5% in the quarter and 2.3% year-to-date, primarily due to the acquisition of 29 restaurants since a year ago with lower than average sales volumes, and higher costs for maintenance and repair and utilities.

Jack in the Box Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	July 10, 2022	July 4, 2021	July 10, 2022	July 4, 2021
Franchise rental revenues	$78,278	$80,598	$257,069	$262,248

Royalties	44,291	45,950	144,872	146,913
Franchise fees and other	2,340	2,632	6,944	8,548
Franchise royalties and other	46,631	48,582	151,816	155,461
Franchise contributions for advertising and other services	46,168	48,386	151,934	155,375
Total franchise revenues	$171,077	$177,566	$560,819	$573,084

Franchise occupancy expenses	$49,216	$48,824	$161,602	$162,897
Franchise support and other costs	3,422	2,722	12,161	9,336
Franchise advertising and other services expenses	47,622	49,168	157,779	158,967
Total franchise costs	$100,260	$100,714	$331,542	$331,200
Franchise costs as a percentage of total franchise revenues	58.6%	56.7%	59.1%	57.8%

Average number of franchise restaurants	2,028	2,063	2,032	2,072
% decrease	(1.7)%		(1.9)%
Franchised restaurant sales	$867,210	$889,558	$2,825,353	$2,852,746
Franchised restaurant AUVs	$428	$431	$1,391	$1,377
Royalties as a percentage of total franchised restaurant sales	5.1%	5.2%	5.1%	5.1%
Franchise rental revenues decreased $2.3 million, or 2.9% in the quarter and $5.2 million, or 2.0% year-to-date, driven by a reduction in the number of franchise subleases compared to prior year in addition to the impact of deferring $1.4 million and $2.6 million respectively, in connection with a franchisee currently in bankruptcy proceedings for which revenue will be recognized upon payment.
Franchise royalties and other decreased $2.0 million, or 4.0% in the quarter and $3.6 million, or 2.3% year-to-date, primarily due to lower fees received in connection with the early termination of franchise agreements as well as the deferral of $0.9 million and $1.7 million respectively, in connection with the franchisee bankruptcy matter.
Franchise contributions for advertising and other services revenues decreased $2.2 million, or 4.6% in the quarter and $3.4 million, or 2.2% year-to-date compared to the prior year, primarily due to lower marketing contributions of $1.7 million and $2.6 million respectively, driven by a decrease in the number of franchise restaurants as well as deferrals in connection with the franchisee bankruptcy matter.
Franchise occupancy expenses, primarily rent, increased $0.4 million, or 0.8% in the quarter and decreased $1.3 million, or 0.8% year-to-date compared to the prior year. In the quarter, the increase is due to higher property tax assessments in the current year. Year-to-date, the decrease is primarily due to a reduction in the number of franchise subleases compared to prior year.
Franchise support and other costs increased $0.7 million in the quarter and $2.8 million year-to-date compared to the prior year, primarily due to an increase in franchisee bad debt expense as a result of developments in a franchisee’s ongoing bankruptcy proceedings.
Franchise advertising and other service expenses decreased $1.5 million, or 3.1% in the quarter and $1.2 million, or 0.7% year-to-date compared to the prior year primarily due to a reduction in the number of franchise restaurants.
Del Taco Brand
As of July 10, 2022, there were 291 company-operated and 303 franchise-operated Del Taco restaurants. System same-store sales increased 3.5% and total revenues and segment operating profit were $126.3 million and $12.2 million in the quarter and $189.3 million and $18.3 million year-to-date.

Company-Wide Results
Depreciation and Amortization
Depreciation and amortization increased by $6.3 million in the quarter and $5.1 million year-to-date primarily due to the acquisition of Del Taco, contributing an additional $7.5 million and $9.7 million of depreciation in the quarter and year-to-date; more than offsetting lower Jack in the Box depreciation as a result of certain franchise buildings becoming fully depreciated.
Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in SG&A expenses compared with the prior year (in thousands):

	Increase/(Decrease)
	Quarter	Year-to-date
Advertising	$5,123	$8,145
Incentive compensation (including share-based compensation and related payroll taxes)	(150)	(4,335)
Cash surrender value of COLI policies, net	7,198	16,117
Litigation matters	(2,125)	(2,141)
Insurance	465	1,665
Other	7,779	13,297
	$18,290	$32,748
Advertising costs represent company contributions to our marketing funds and are generally determined as a percentage of company-operated restaurant sales. Advertising costs increased $5.1 million in the quarter and $8.1 million year-to-date compared to the prior year primarily due to the acquisition of Del Taco which resulted in higher advertising costs of $4.7 million in the quarter and $7.0 million year-to-date.
Incentive compensation decreased by $0.2 million in the quarter and $4.3 million year-to-date compared to the prior year. Year-to-date, the decrease is primarily due to a $6.2 million decrease in the annual incentives, partially offset by a $2.2 million increase in stock-based compensation mainly from timing of annual grants compared to the prior year.
The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a negative impact of $7.2 million in the quarter and $16.1 million year-to-date versus the prior year.
Insurance costs increased by $0.5 million in the quarter and $1.7 million year-to-date compared to the prior year due to a more favorable change in the loss development factors related to our worker’s compensation liabilities a year ago.
The increase in other is primarily due to the acquisition of Del Taco in the second quarter which resulted in an increase of additional general and administrative costs of $8.5 million in the quarter and $12.8 million year-to-date compared to the prior year.
Other Operating Expenses, Net
Other operating expenses, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 10, 2022	July 4, 2021	July 10, 2022	July 4, 2021
Acquisition, integration, and restructuring costs	$2,753	$—	$18,864	$4
Costs of closed restaurants and other	837	622	2,559	2,086
Operating restaurant impairment charges	1,653	—	1,653	—
Accelerated depreciation	346	123	1,009	1,362
(Gains) losses on disposition of property and equipment, net	(1,460)	177	(1,746)	(1,754)
	$4,129	$922	$22,339	$1,698
Other operating expenses, net increased by $3.2 million in the quarter and $20.6 million year-to-date compared to the prior year, primarily due to $2.8 million, and $18.9 million of costs incurred in the quarter and year-to-date, respectively, relating to the acquisition and integration of Del Taco.

Gains on the Sale of Company-Operated Restaurants
In 2022 and 2021, no company-operated restaurants were sold to franchisees. Amounts included in “Gains on the sale of company-operated restaurants” in both periods related to resolutions of certain contingencies from the sale of Jack in the Box restaurants in prior years.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 10, 2022	July 4, 2021	July 10, 2022	July 4, 2021
Interest expense	$19,792	$15,206	$66,627	$51,186
Interest income	(89)	(48)	(256)	(66)
Interest expense, net	$19,703	$15,158	$66,371	$51,120
Interest expense, net increased by $4.5 million in the quarter and $15.3 million year-to-date compared to the prior year. In the quarter, the increase is due to higher average borrowings resulting in higher interest expense of $5.5 million, partially offset by lower average borrowing rates. Year-to-date, the increase is primarily due to a loss on early extinguishment of debt of $7.7 million during the second quarter as well as higher average borrowings resulting in higher interest expense of $8.6 million.
Income Tax Expense
The income tax provisions reflect tax rates of 28.8% in the third quarter and 28.1% year-to-date, compared with 23.1% and 25.1%, respectively, in fiscal year 2021. The major components of the year-over-year increase in tax rates were non-deductibles losses in the current year versus non-taxable gains in the prior year from the market performance of insurance products used to fund certain non-qualified retirement plans, a decrease in the impact of excess tax benefit on share-based compensation, and an increase in non-deductible transaction costs resulting from the Del Taco acquisition, partially offset by an adjustment related to state taxes recorded in the second quarter of fiscal year 2021.

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
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our credit facilities. As of July 10, 2022, the Company had $92.9 million of cash and restricted cash on its consolidated balance sheet and available borrowings of $120.0 million under our $150.0 million Variable Funding Notes and our $75.0 million revolving credit facility. The Company continually assesses the optimal sources and uses of cash for our business. Since closing the Del Taco acquisition, we have undertaken a process to review our balance sheet for any undervalued assets, and pursue opportunities for capital sources, including leasebacks for our owned Jack in the Box properties, and refranchising, primarily for Del Taco in the near term.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.

Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Year-to-date
	July 10, 2022	July 4, 2021
Total cash provided by (used in):
Operating activities	$103,812	$149,881
Investing activities	(604,395)	(26,040)
Financing activities	519,930	(258,320)
Net cash flows	$19,347	$(134,479)
Operating Activities. Operating cash flows decreased $46.1 million compared with a year ago, primarily due to an unfavorable change in working capital of $41.3 million as a result of higher advertising spend compared to prior year, timing of deferred rent driven by collections of October rent in the 53rd week in fiscal 2021, and higher annual incentive payments compared to the prior year.
Pension and post-retirement contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2021, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for our qualified pension plan. In 2022, we contributed $5.1 million to our non-qualified pension plan and post-retirement plans.
Investing Activities. Cash used in investing activities increased by $578.4 million compared with a year ago, primarily due to $580.8 million paid for the acquisition of Del Taco, net of cash acquired.
Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	July 10, 2022	July 4, 2021
Restaurants:
Remodel / refresh programs	$7,406	$7,877
Restaurant facility expenditures	14,962	4,984
Purchases of assets intended for sale and leaseback	1,877	15,528
Restaurant information technology	6,016	2,482
	30,261	30,871
Corporate Services:
Information technology	2,863	1,250
Corporate facilities	1,225	3,036
	4,088	4,286

Total capital expenditures	$34,349	$35,157
Financing Activities. Cash flows from financing activities increased by $778.3 million compared with a year ago, primarily as a result of an increase in net borrowings of $657.4 million, driven by the issuance of the 2022 Notes, and an increase of $124.4 million from lower share repurchases compared to prior year.
Repurchases of common stock — The Company did not repurchase any shares in 2022. On November 19, 2021, the Board of Directors authorized a $200.0 million stock buy-back program that expires on November 20, 2023.
Dividends — During 2022, the Board of Directors declared three cash dividends of $0.44 per common share totaling $28.0 million. On August 5, 2022, the Board of Directors declared a cash dividend of 0.44 per common share, to be paid on September 9, 2022, to shareholders of record as of the close of business on August 24, 2022.
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
The Company also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. The Company’s existing revolving financing facility of Series 2019-1 Class A-1 Notes was terminated in connection with the transaction. As of July 10, 2022, we had outstanding borrowings of $50.0 million and available borrowing capacity of $58.0 million under our 2022 Variable Funding Notes, net of letters of credits issued of $42.0 million.
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
The quarterly principal payment on the Class A-2 Notes may be suspended when the specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. Exceeding the leverage ratio of 5.0x does not violate any covenant related to the Class A-2 Notes. Subsequent to closing the issuance of the 2022 Notes, the Company has had a leverage ratio of greater than 5.0x and, accordingly, the Company resumed making the scheduled amortization payments on its 2022 Notes and Series 2019-1 Notes beginning in the second quarter of 2022.
Restricted cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of July 10, 2022, the Company had restricted cash of $27.1 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-1 and A-2 Notes.
Covenants and restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of July 10, 2022, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
Revolving credit facility — In connection with the Del Taco acquisition, Del Taco’s existing debt of $115.2 million related to a Syndicated Credit Facility dated August 5, 2015, was repaid and extinguished on the Closing Date. On the Closing Date, Del Taco entered into a new syndicated credit facility with an aggregate principal amount of up to $75.0 million, maturing on March 7, 2023. The revolving credit facility, as amended, includes a limit of $20.0 million for letters of credit. As of July 10, 2022, we had no outstanding borrowings and available borrowing capacity of $61.9 million of under the facility, net of letters of credit of $13.1 million.
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
Business Combinations — The Del Taco Acquisition was accounted for using the acquisition method of accounting, or acquisition accounting, in accordance with ASC Topic 805, Business Combinations. The acquisition method of accounting involved the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions made in connection with estimating the fair value of assets acquired and liabilities assumed including cash flows expected to be derived from the use of the asset, the timing of such cash flows, the remaining useful life of assets and applicable discount rates. Acquisition accounting allows for up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed at March 8, 2022. As of July 10, 2022, we have recorded a preliminary allocation of consideration to net tangible and intangible assets acquired, which is subject to revision as we obtain additional information necessary to complete the fair value studies and acquisition accounting.
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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk on borrowings under our $150.0 million Variable Funding Notes and our $75.0 million revolving credit facility. As of July 10, 2022, we had outstanding variable rate borrowings of $50.0 million. A 100 basis point increase in the effective interest rate applied to these borrowings would result in additional interest expense of approximately $0.5 million on an annualized basis.
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

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended July 10, 2022, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 10, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As of July 10, 2022, the Company has debt outstanding of $1.86 billion. This level of debt could have certain material adverse effects on the Company, including but not limited to:
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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — We did not repurchase any shares of our common stock in the third quarter of 2022. As of July 10, 2022, there was $200.0 million remaining under the Board-authorized stock buyback program which expires in November 2023.

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
Tim Mullany
Executive Vice President and Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: August 10, 2022