Form 10-K
period 2022-10-02
JACK IN THE BOX INC
filed 2022-11-22
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 2, 2022

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
Large accelerated filer ☑        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price reported on the NASDAQ Global Select Market — Composite Transactions as of April 15, 2022, was approximately $1.9 billion.
Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 16, 2022 — 20,782,173.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

PART I
ITEM 1.    BUSINESS
The Company
Overview. Jack in the Box Inc. (NASDAQ: JACK), founded and headquartered in San Diego, California, is a restaurant company that operates and franchises Jack in the Box®, one of the nation's largest hamburger chains with approximately 2,200 restaurants across 21 states, and Del Taco®, the second largest Mexican-American quick service restaurants (“QSR”) chain by units in the U.S. with approximately 600 restaurants across 15 states.
As previously disclosed, on December 5, 2021, Jack in the Box Inc., a Delaware corporation (the “Company” or “Jack in the Box”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Del Taco Restaurants, Inc., a Delaware corporation (“Del Taco”). On March 8, 2022, Epic Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company, merged with and into Del Taco (the “Merger”), with Del Taco continuing as the surviving corporation. As a result of the Merger, Del Taco became a wholly-owned subsidiary of Jack in the Box.
References to the Company throughout this Annual Report on Form 10-K are made using the first person notations of “we,”, “us” and “our.”
Restaurant Brands
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
Jack in the Box opened its first restaurant in 1951 and has since become one of the nation’s largest hamburger chains. Based on number of restaurants, our top 10 major markets comprise approximately 70% of the total system, and Jack in the Box is at least the second largest QSR hamburger chain in seven of those major markets. As of October 2, 2022, we operated and franchised 2,181 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including two in Guam. Of the 2,181 restaurants at fiscal year-end, 2,035, or 93%, were franchised.
Del Taco. Del Taco offers a unique variety of both Mexican and American favorites such as burritos and fries, prepared fresh in every restaurant's working kitchen with the value and convenience of a drive-thru. Del Taco's menu items taste better because they are made with quality ingredients like freshly grilled chicken and carne asada steak, fresh house-made guacamole, freshly grated cheddar cheese, slow-cooked beans made from scratch, and creamy Queso Blanco.
Founded in 1964, today Del Taco serves more than three million guests each week at its approximately 600 restaurants. Del Taco’s commitment to providing guests with the best quality and value for their money originates from cooking, chopping, shredding, and grilling menu items from scratch. As of October 2, 2022, we operated and franchised 591 Del Taco restaurants across 15 states, including one in Guam. Of the 591 restaurants at fiscal year-end, 301, or 51%, were franchised.
Business Strategy
Our strategies are rooted in two foundational principles:
•Shape a High-Performance Culture - When we serve our people and our franchisees well, we will maximize the guest experience for all who interact with the brand.
•Leverage Innovation and Technology Platforms - Taking our history of strong innovation on menu and operations and placing that same forward thinking on digital and technology development.
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
•Expand Our Brands Reach by creating modular and flexible restaurant designs, building company-operated stores to help seed growth, fostering growth capital, and increasing franchise candidate and restaurant site lead generations.

This strategy builds on our historical strengths with our Jack in the Box and Del Taco differentiated, challenger brands. Those strengths include our uniquely broad menu, operational capabilities, passionate and loyal guests, committed team members and franchisees, and ability to invest in development and innovation that will deliver long term growth.
Del Taco Refranchising Strategy
On November 2, 2022, we announced that we have partnered with a leading restaurant and franchise investment banking firm, to manage the sale of certain company-owned Del Taco restaurants with three main intentions. First, to create a company-wide asset-light model that will benefit from mitigating exposure to macroeconomic pressures; second, to generate incremental development agreements throughout the refranchising process that provide a more robust unit growth pipeline than otherwise achievable; and third, to provide a more efficient capital structure.
Our objective is to be asset light as we navigate market forces in the near term. We will adjust the rate, pace and sequence of refranchising efforts to balance impact to earnings, as we await accelerated new unit openings from incremental development and natural general and administrative reductions. We plan on executing deals with existing Jack in the Box franchisees early in the upcoming year and will provide updates throughout 2023.
Franchising Program
Jack in the Box. The franchise agreement generally provides for an initial franchise fee of $50,000 per restaurant for a 20-year term, and royalty and marketing payments generally set at 5.0% of gross sales. Royalty rates are typically 5.0% of gross sales but may range as high as 15.0% of gross sales. Some existing agreements provide for lower royalties for a limited time and may have variable rates. We may offer development agreements to franchisees (referred to in this context as “Developers”) for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers may be required to pay fees for certain company-sourced new sites. Developers may lose their rights to future development if they do not maintain the required opening schedule. To stimulate growth, we have offered an incentive program that provides discounted royalty fees for new franchisees who maintain development compliance and sign at least three franchise agreements by March 2023.
Del Taco. The franchise agreement provides for an initial franchise fee of $35,000 per restaurant for a 20-year term, and royalty and marketing payments generally set at 5.0% and 4.0%, respectively, of gross sales. Some existing agreements provide for lower royalties for a limited time and may have variable rates. We may offer development agreements to franchisees for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers may be required to pay fees for certain company-sourced new sites. Developers may lose their rights to future development if they do not maintain the required opening schedule.
Site Selection and Design
Site selection for all new Jack in the Box and Del Taco restaurants is made after an economic analysis and a review of demographic data and other information relating to population density, traffic, competition, restaurant visibility and access, available parking, surrounding businesses, and opportunities for market penetration. New restaurants developed by franchisees are built to brand standards that we have approved.
Jack in the Box. Jack in the Box offers multiple new restaurant prototype designs that feature different configurations and dining room sizes to provide maximum flexibility when considering properties for development. This flexibility enables the Company and franchisees to optimize the layout and configuration of a new restaurant with the property’s specific economic, demographic, geographic, or physical characteristics. In September 2022, we unveiled our new off-premise-only restaurant prototype with the opening of a new location in Tulsa, Oklahoma. The new prototype was designed to meet the continued increasing demand for drive-thru service and digital ordering. At only 1,350 square feet, the restaurant features a double y-lane drive-thru, a walk-up window for ordering, dual assembly kitchens and a dedicated pick-up window for mobile and third-party delivery orders. The goal of the new prototype is to reduce buildout costs by around 20%, while also increasing real estate flexibility. The new model is designed for free-standing locations but can be adapted to fit in a variety of spaces such as C-stores, travel plazas, and end-cap locations.

Del Taco. A typical Del Taco restaurant is a free-standing building with drive-thru service that ranges in size from 2,000 to 2,600 square feet. In December 2021, we unveiled the new “Fresh Flex” restaurant prototype with the opening of a new location in Orlando, Florida. The new Fresh Flex design offers multiple buildout options, including small footprint drive-thru only sites with no dining rooms, that range in size from 1,200 to 2,400 square feet. With innovative additions like third-party pick-up stations and double drive-thru lanes with a dedicated lane for mobile orders and delivery pickups, the future-focused model optimizes operational efficiencies and caters to modern consumers' expectations.
Restaurant Management and Operations
Jack in the Box and Del Taco restaurants are operated by a company manager or franchise operator who is directly responsible for the operations of the restaurant, including product quality, service, food safety, cleanliness, inventory, cash control, and the conduct and appearance of employees. We focus on attracting, selecting, engaging, and retaining employees and franchisees who share our passion for creating long-lasting, successful restaurants.
At both brands, company-operated restaurant managers are supervised by district managers, who are overseen by director of operations, who report to vice president of operations.
Jack in the Box. Restaurant managers are required to complete an extensive management training program involving a combination of in-restaurant instruction and on-the-job training in specially designated training restaurants. Restaurant managers and supervisory personnel train other restaurant employees in accordance with detailed procedures and guidelines using training aids available at each location.
Del Taco. On the first day of employment, every team member receives the first of three training modules focused on helping the team member clearly understand the brand and their role. Subsequent modules focus on the specifics of how to provide a consistent customer experience. The training program is a blended learning approach including self-paced reading, hands-on exercises, and written knowledge validation tests.
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
Supply Chain
At both brands, we contract with a single primary foodservice distributor for substantially all of our food and supplies. In fiscal 2022, Jack in the Box entered into a new long-term contract with this distributor. Under the contract, this distributor will provide distribution services to our Jack in the Box restaurants through July 2027. Our Del Taco brand contract with this distributor provides distribution services to our Del Taco restaurants through September 2023.
The primary commodities purchased by Jack in the Box restaurants are beef, poultry, pork, cheese, and produce. Taco meat is the largest commodity purchased by Del Taco. We monitor and purchase commodities in order to minimize the impact of fluctuations in price and supply. Contracts are entered into and commodity market positions may be secured when we consider them to be advantageous. However, certain commodities remain subject to price fluctuations. Most, if not all essential food and beverage products are available or can be made available upon short notice from alternative qualified suppliers.
Information Systems
Our Jack in the Box and Del Taco restaurant software allows for daily polling of sales, inventory, and other data from the restaurants directly. Our company restaurants and traditional-site franchise restaurants use standardized Windows-based touch screen point-of-sale (“POS”) platforms. These platforms allow the restaurants to accept cash, credit cards, and our re-loadable gift cards. The single POS system for all restaurants helps franchisees and brand managers adapt more quickly to meet consumer demands and introduce new products, pricing, promotions, and technologies such as the Jack in the Box and Del Taco mobile apps, third party delivery, or any other business-driving initiative while maintaining a secure, PCI-compliant payment system.

We have business intelligence systems that provide us with visibility to the key metrics in the operation of Jack in the Box and Del Taco company and franchise restaurants. These systems play an integral role in enabling us to accumulate and analyze market information. Our restaurants use labor scheduling systems to assist managers in managing labor hours based on forecasted sales volumes. We also have inventory management systems that enable timely and accurate deliveries of food and packaging to our restaurants. To support order accuracy and speed of service, our drive-thru restaurants use order confirmation screens.
Advertising and Promotion
Jack in the Box. At Jack in the Box, we build brand awareness and drive sales through our marketing and advertising programs. These activities are supported primarily by financial contributions to a marketing fund from all company and franchise restaurants based on a percentage of gross sales. Activities to build brand equity, advertise products, and attract customers include, but are not limited to, system-wide and regional campaigns on television, digital and social media, radio, and print media, as well as reaching consumers through our branded mobile app and delivery partnerships. In October 2022, we launched a brand-new ordering website and integrated mobile app featuring a full array of capabilities including full menu ordering, customization options, location finder, product and restaurant information, flexible delivery or pickup options and an integrated loyalty program.
Del Taco. At Del Taco, we run a highly coordinated marketing and advertising campaign to create customer awareness, engage fans, and maximize positive brand associations. These activities are supported primarily by financial contributions to a marketing fund from all company and franchise restaurants based on a percentage of gross sales. We use multiple marketing channels, including television, radio, outdoor and direct mail to broadly drive brand awareness. We advertise on local TV/Cable and local radio in our primary markets, and utilize local radio, print, internet advertising, and billboards for some of the less developed markets. In September 2021, we launched our new Del Taco Mobile App, featuring enhanced marketing capabilities including a loyalty program and targeted promotional offers to drive guest frequency.
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
Each Jack in the Box and Del Taco restaurant competes directly and indirectly with a large number of national and regional restaurant chains, some of which have significantly greater financial resources, as well as with locally-owned or independent restaurants in the quick-service and the fast-casual segments, and with other consumer options including grocery and specialty stores, catering, and delivery services. In selling franchises, we compete with many other restaurant franchisors, some of whom have substantially greater financial resources than we do.
Human Capital Management
Jack in the Box recognizes and takes care of its employees by offering a wide range of competitive pay, recognition, and benefit programs. We are proud to provide our employees, many who begin their career in our restaurants as their first entry-level job, the opportunity to grow and advance as we invest in their education and career development.
As of October 2, 2022, we had 12,083 employees, of whom 11,448 were restaurant employees, 546 were corporate management and staff, and 89 were field operations management. Most of our employees are paid on an hourly basis, except manager, field operations management, and certain corporate positions. We employ both full-time and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations and meet the individual needs of our employees. As of the end of fiscal 2022, approximately 91% of our restaurant employees were part-time. We have not experienced any significant work stoppages.
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

We regularly review the pay of our female and male employees to ensure pay equity for performing equal or substantially similar work. We share the median pay of our male and female employees in various position classifications with the Board of Directors, and we take remedial action as appropriate to ensure pay equity is maintained.
We are committed to providing market-competitive, high-quality, and affordable benefits to meet the changing needs of our employees. We offer a robust benefits package that includes medical, dental, and vision insurance with health savings account (HSA) employer contributions and an HMO plan; company-paid basic term life insurance; wellness programs; an employee assistance program (EAP); life and disability insurance; flexible spending accounts (FSA); legal services; pet insurance; and a 401(k) with company matching contributions. In addition, we recognize and support the growth and development of our employees and offer opportunities to participate in internal and external learning programs. We also hold regular restaurant level talent and development planning reviews to assist us with growing our internal restaurant teams.
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
Trademarks and Service Marks
The JACK IN THE BOX® and DEL TACO® names and logos are of material importance to us and are registered trademarks and service marks in the United States and elsewhere. In addition, we have registered or applied to register numerous service marks and trade names for use in our businesses, including the Jack in the Box and Del Taco design marks and various product names and designs. Our policy is to pursue registration of our important service marks and trademarks and to vigorously oppose any infringement of them. Generally, with the appropriate renewal and use, the registration of our service marks and trademarks will continue indefinitely.
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
We are subject to certain guidelines under the Americans with Disabilities Act of 1990 and various state codes and regulations, which require restaurants and our brands to provide full and equal access to persons with physical disabilities.
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
Risks Related to Macroeconomic and Industry Conditions
The COVID-19 pandemic has disrupted and may continue to disrupt our business, which has affected and could continue to materially affect our operations, financial condition, and results of operations for an extended period of time.
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
We seek to manage food and commodity costs, including through extended fixed price contracts, strong category and commodity management, and purchasing fundamentals. However, certain commodities such as beef and pork do not lend themselves to fixed price contracts. We cannot assure you that we will successfully enter into fixed price contracts on a timely basis or on commercially favorable pricing terms. In addition, although our produce contracts contain predetermined price limits, we are subject to force majeure clauses resulting from weather or acts of God that may result in temporary spikes in costs.

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
Risks Related to Human Capital
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
The enactment of additional state or local minimum wage increases above federal wage rates or regulations related to non-exempt employees has increased and could continue to increase labor costs for employees across our system-wide operations, especially considering our concentration of restaurants in California. In September 2022, California passed legislation establishing a council to set sector-wide standards on wages, hours and working conditions related to the health, safety, and welfare of fast-food restaurant workers. This law and other labor related laws enacted at the federal, state, provincial or local level could increase our and our franchisees’ labor costs and decrease profitability.
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

Risks Related to the Restaurant Industry
We face significant competition in the food service industry and our inability to compete may adversely affect our business.
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
Our business can be materially and adversely affected by widespread negative publicity of any type, particularly regarding food quality, food safety, nutritional content, safety or public health issues (such as outbreaks, pandemics, epidemics, or the prospect of any of these), obesity or other health concerns, animal welfare issues, and employee relations issues, among other things. Adverse publicity in these areas could damage the trust customers place in our brands. The increasingly widespread use of mobile devices and social media platforms has amplified the speed and scope of adverse publicity and could hamper our ability to promptly correct misrepresentations or otherwise respond effectively to negative publicity, whether or not accurate. Any widespread negative publicity regarding the Company, our brands, our vendors and suppliers, and our franchisees, or negative publicity about the restaurant industry in general, whether or not accurate, could cause a decline in restaurant sales, and could have a material adverse effect on our financial results.
Additionally, employee or customer claims against us or our franchisees based on, among other things, wage and hour violations, discrimination, harassment, or wrongful termination may also create negative publicity that could adversely affect us and divert financial and management resources that would otherwise be focused on the future performance of our operations. Consumer demand for our products could decrease significantly if any such incidents or other matters create negative publicity or otherwise erode consumer confidence in us, our brands or our products, or in the restaurant industry in general.
We are also subject to the risk of negative publicity associated with animal welfare regulations and campaigns. Our restaurants utilize ingredients manufactured from beef, poultry, and pork. Our policies require that our approved food suppliers and their raw material providers engage in proper animal welfare practices. Despite our policies and efforts, media reports and portrayals of inhumane acts toward animals by participants in the food supply chain, whether by our suppliers or not, can create a negative opinion or perception of the food industry’s animal welfare efforts. Such media reports and negative publicity could impact guest perception of our brands or industry and can have a material adverse effect on our financial results.

We may not have the same resources as our competitors for marketing, advertising, and promotion.
Some of our competitors have greater financial resources, which enable them to: invest significantly more than us in advertising, particularly television and radio ads, as well as endorsements and sponsorships; have a presence across more media channels; and support multiple system and regional product launches at one time. Should our competitors increase spending on marketing, advertising, and promotion, or should the cost of advertising increase or our advertising funds decrease for any reason (including reduced sales, implementation of reduced spending strategies, or a decrease in the percentage contribution to our marketing funds for any reason), our results of operations and financial condition may be materially impacted.
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

Risks Relating to Health and Safety
Food safety and food-borne illness concerns may have an adverse effect on our business by reducing demand and increasing costs.
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
Risks Related to Our Business Model and Strategy
We may not achieve our development goals.
We intend to grow Jack in the Box and Del Taco primarily through new restaurant development by franchisees, both in existing markets and in new markets. Development involves substantial risks, including the risk of:
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
•in new geographic markets where we have limited or no existing locations, the inability to successfully expand or acquire critical market presence for our brands, acquire name recognition, successfully market our products, or attract new customers;
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
As of October 2, 2022, approximately 93% of our Jack in the Box restaurants and 51% of Del Taco restaurants were franchised restaurants; therefore, our success increasingly relies on the financial success and cooperation of our franchisees, yet we have limited influence over their operations. Our income arises from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, profit from our remaining Company-operated restaurants. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. If our franchisees do not experience sales growth, our revenues and margins could be negatively affected as a result. Also, if sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, franchisee bankruptcies, restaurant closures, or delayed or reduced payments to us. Our success also increasingly depends on the willingness and ability of our independent franchisees to implement shared strategies and major initiatives, which may include financial investment, and to remain aligned with us on operating and promotional plans. Franchisees’ ability to contribute to the achievement of our plans is dependent in large part on the availability to them of funding at reasonable interest rates and may be negatively impacted by the financial markets in general or by the credit worthiness of our franchisees or the Company. As small businesses, some of our franchise operators may be negatively and disproportionately impacted by strategic initiatives, capital requirements, inflation, labor costs, employee relations issues, or other causes. In addition, franchisees’ business obligations may not be limited to the operation of restaurants, making them subject to business and financial risks unrelated to the operation of our restaurants. These unrelated risks could adversely affect a franchisee’s ability to make payments to us or to make payments on a timely basis. We cannot assure you that our franchisees will successfully participate in our strategic or marketing initiatives or operate their restaurants in a manner consistent with our requirements, standards, and expectations. As compared to some of our competitors, our brands have relatively fewer franchisees who, on average, operate more restaurants per franchisee. There are significant risks to our business if a franchisee, particularly one who operates a large number of restaurants, encounters financial difficulties, including bankruptcy, or fails to adhere to our standards, projecting an image inconsistent with our brands or negatively impacting our financial results.
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
Risks Related to Legal and Regulatory Risks
Increasing regulatory and legal complexity may adversely affect restaurant operations and our financial results.
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
States in which we operate may adopt new immigration laws or enforcement programs, and the U.S. Congress and the Department of Homeland Security from time to time consider and may implement changes to federal immigration laws, regulations, or enforcement programs. Such changes and enforcement programs may increase our obligations for compliance and oversight, which could subject us to additional costs and make our hiring process more cumbersome. Although we require all workers to provide us with government-specified documentation evidencing their employment eligibility, some of our employees may, without our knowledge, be unauthorized workers. All of our Company employees currently participate in the “E-Verify” program, an Internet-based, free program run by the United States government to verify employment eligibility. However, use of the “E-Verify” program does not guarantee that we will successfully identify all applicants who are ineligible for employment. Unauthorized workers are subject to deportation and may subject us to fines or penalties, and if any of our employees or our franchisees’ employees are found to be unauthorized, we could experience adverse publicity that negatively impacts our brands and may make it more difficult to hire and keep qualified employees. Termination of a significant number of employees who are found to be unauthorized workers may disrupt operations, cause temporary increases in labor costs to train new employees, and result in additional adverse publicity. We could also become subject to fines, penalties, and other costs related to claims that we did not fully comply with all record keeping obligations of federal and state immigration compliance laws. These factors could materially adversely affect our financial results.

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
Our ability to successfully implement our business strategy depends, in part, on our ability to further build brand recognition using our trademarks, service marks, trade dress, and other proprietary intellectual property, including our name and logos, our strategy, and the ambiance of our restaurants. If our efforts to protect our intellectual property are inadequate, or if any third party misappropriates or infringes our intellectual property, either in print or on the Internet or a social media platform, the value of our brands may be harmed, which could have a material adverse effect on our business and might prevent our brands from achieving or maintaining market acceptance.
We franchise our brands to various franchisees. While we try to ensure that the quality of our brands are maintained by all franchisees, we cannot assure that all franchisees will uphold brand standards so as not to harm the value of our intellectual property or our reputation.
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
We may be subject to risk associated with disagreements with key stakeholders, such as franchisees.
In addition to its shareholders, we have several key stakeholders, including its independent franchise operators. Third parties such as franchisees are not subject to the control of the Company and may take actions or behave in ways that are adverse to the Company. Because the ultimate interests of franchisees and the Company are largely aligned around maximizing restaurant profits, the Company does not believe that any areas of disagreement between the company and franchisees are likely to create material risk to the Company or its shareholders. Nevertheless, it is possible that conflict and disagreements with these or other critical stakeholders could distract management or otherwise have a material adverse effect on the Company’s business.

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
Restaurants and other retailers have faced, and we could in the future become subject to, claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit or debit card information or the loss of personally identifiable information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Any such proceedings could distract our management from running our business and cause us to incur significant unplanned losses and expenses. Consumer perception of our brands could also be negatively affected by these events, which could further adversely affect our financial results.
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
Risks Related to Our Capital Structure
The securitized debt instruments issued by certain of our wholly-owned subsidiaries have restrictive terms, and any failure to comply with such terms could result in default, which could harm the value of our brand and adversely affect our business.
The Series 2019-1 and Series 2022-1 Senior Notes (“Senior Notes”) are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to record keeping, access to information and similar matters. The Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.
In the event that a rapid amortization event occurs under the Indenture (including, without limitation, upon an event of default under the Indenture or the failure to repay the securitized debt at the end of the applicable term) which would require repayment of the Senior Notes, the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate and/or grow our business. If our subsidiaries are not able to generate sufficient cash flow to service their debt obligations, they may need to refinance or restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If our subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet debt payment and other obligations which could have a material adverse effect on our financial condition.

We have a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of our Company or its subsidiaries, could adversely affect our business, financial condition and results of operations, as well as the ability of certain of our subsidiaries to meet debt payment obligations.
Under the Indenture, the Master Issuer has approximately $1.9 billion of outstanding debt as of October 2, 2022.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
The following table sets forth information about our restaurant locations (by segment, by state) for all restaurants in operation as of October 2, 2022:

	Del Taco			Jack in the Box
	Company- Operated	Franchise	Total	Company- Operated	Franchise	Total
Alabama	—	1	1	—	—	—
Arizona	—	39	39	5	170	175
California	228	135	363	101	843	944
Colorado	—	20	20	—	17	17
Florida	1	3	4	—	—	—
Georgia	14	10	24	—	—	—
Hawaii	—	—	—	—	28	28
Idaho	—	10	10	—	34	34
Illinois	—	—	—	—	11	11
Indiana	—	—	—	—	3	3
Kansas	—	—	—	5	—	5
Louisiana	—	—	—	—	16	16
Michigan	—	10	10	—		—
Missouri	—	—	—	3	36	39
Nevada	37	9	46	—	78	78
New Mexico	—	12	12	—	8	8
North Carolina	—	—	—	—	18	18
Ohio	—	3	3	—	2	2
Oklahoma	10	—	10	8	7	15
Oregon	—	9	9	—	41	41
South Carolina	—	—	—	—	8	8
Tennessee	—	—	—	2	2	4
Texas	—	—	—	22	561	583
Utah	—	34	34	—	3	3
Washington	—	5	5	—	147	147
Guam	—	1	1	—	2	2
	290	301	591	146	2,035	2,181
Of the total 591 Del Taco and 2,181 Jack in the Box restaurants, our interest in restaurant properties consists of the following:

	Del Taco			Jack in the Box
	Company- Operated	Franchise	Total	Company- Operated	Franchise	Total
Company-owned restaurant buildings:
On company-owned land	—	—	—	10	179	189
On leased land	1	—	1	51	546	597
Subtotal	1	—	1	61	725	786
Company-leased restaurant buildings on leased land	289	50	339	85	996	1,081
Franchise directly-owned or directly-leased restaurant buildings	—	251	251	—	314	314
Total restaurant buildings	290	301	591	146	2,035	2,181
Our restaurant leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance, and other expenses. In addition, approximately 17% of our leases provide for contingent rental payments between 1% and 12% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates.

In addition to the restaurant locations, we own our corporate headquarters located in San Diego, California, which consists of approximately 70,000 square feet and approximately four acres of undeveloped land directly adjacent to it. We lease our Del Taco office, consisting of approximately 40,000 square feet in Lake Forest, California.
ITEM 3.    LEGAL PROCEEDINGS
See Note 16, Commitments and Contingencies, of the notes to the consolidated financial statements for a discussion of our legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
Information about our Executive Officers
The following table sets forth the name, age, position, and years with the Company of each person who is an executive officer of Jack in the Box Inc. as of October 2, 2022:

Name	Age	Positions	Years with the Company
Darin Harris	53	Chief Executive Officer	2
Tim Mullany	47	Executive Vice President, Chief Financial Officer	1
Ryan Ostrom	47	Executive Vice President, Chief Marketing Officer	1
Doug Cook	49	Senior Vice President, Chief Technology Officer	—
Tony Darden	52	Senior Vice President, Chief Operating Officer	1
Dean Gordon	60	Senior Vice President, Chief Supply Chain Officer	13
Tim Linderman	53	Senior Vice President, Chief Franchise and Corporate Development	1
Steven Piano	57	Senior Vice President, Chief People Officer	1
Sarah Super	46	Senior Vice President, Chief Legal and Risk Officer	9
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

Mr. Cook has been Senior Vice President and Chief Technology Officer since October 2021. He has more than 20 years of industry experience leading guest and employee-facing platforms. Mr. Cook served as interim CTO of Jack in the Box from July 2021 to October 2021, leading the technology team and strategy. Prior to that, Mr. Cook served as Chief Information Officer at Pizza Hut from July 2019 to December 2020. From 1999 to June 2019, Mr. Cook held several positions at Sonic, applying leading-edge technologies and analytics to grow the company’s innovation and market position.
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
Mr. Linderman has been Senior Vice President, Chief Development Officer since April 2022, and previously held the position of Senior Vice President, Chief Franchise and Corporate Development Officer since August 2021. He held the position of Senior Vice President, Franchise and Corporate Development from October 2020 through July 2021. He has over 18 years of experience in the franchise industry. He most recently served as Chief Development Officer of Ascent Hospitality Management, LLC, a restaurant management company, from July 2019 to October 2020. Prior to that, from January 2014 until July 2019, he was the Chief Development Officer at Global Franchise Group, LLC, where he oversaw franchise sales, real estate, and construction for Great American Cookies, Marble Slab Creamery, Pretzelmaker, MaggieMoo’s Ice Cream and Treatery and Hot Dog on a Stick. Before that, he was the Director of Franchise Development for Primrose School Franchising Company and held that same position at Arby’s.
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
Dividends. In fiscal 2022, the Board of Directors declared four cash dividends of $0.44. Our dividend is subject to the discretion and approval of our Board of Directors and our compliance with applicable law, and depends upon, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, and other factors that our Board of Directors may deem relevant.
Stock Repurchases. The following table sets forth information on our share repurchases of our common stock during the fourth quarter of 2022 (dollars in thousands, except per share data).

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$200,000
July 11, 2022 - August 7, 2022	—	$—	—	$200,000
August 8, 2022 - September 4, 2022	275,746	$90.66	275,746	$175,000
September 5, 2022 - October 2, 2022	—	$—	—	$175,000
Total	275,746		275,746
Stockholders. As of November 16, 2022, there were 533 stockholders of record.
Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes the equity compensation plans under which Company common stock may be issued as of October 2, 2022. Stockholders of the Company have approved all plans requiring such approval.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	455,382	$92.80	1,796,504
________________________
(1)Includes shares issuable in connection with our outstanding stock options, performance share awards, nonvested stock units, and non-management director deferred stock equivalents. The weighted-average exercise price in column (b) includes the weighted-average exercise price of stock options.
(2)For a description of our equity compensation plans, refer to Note 13, Share-Based Employee Compensation, of the notes to the consolidated financial statement

Performance Graph. The following graph compares the cumulative return to holders of the Company’s common stock at September 30th of each year to the yearly weighted cumulative return of a Peer Group Index and to the Standard & Poor’s (“S&P”) 500 Index for the same period. The below comparison assumes $100 was invested on September 30, 2017 in the Company’s common stock and in the comparison groups and assumes reinvestment of dividends. The Company uses a Peer Group to assess the competitive pay levels of our senior executives, and to evaluate program design elements. In its annual review of the Peer Group Index used to benchmark executive compensation for our executive officers, the Compensation Committee of the Board of Directors, in consultation with its independent compensation consultant, approved changes to the Peer Group Index to include companies that more closely aligned with our financial selection criteria and are highly-franchised.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Jack in the Box Inc., the S&P 500 Index,
2021 Peer Group and 2022 Peer Group

$250
$200
$150
$100
$50
$0
9/17
9/18
9/19
9/20
9/21
9/22
Jack in the Box Inc.
S&P 500
2021 Peer Group
2022 Peer Group

	2017	2018	2019	2020	2021	2022
Jack in the Box Inc.	$100	$84	$93	$82	$102	$80
S&P 500 Index	$100	$118	$123	$142	$184	$156
2021 Peer Group (1)	$100	$135	$131	$155	$194	$138
2022 Peer Group (2)	$100	$119	$144	$164	$209	$166
________________________
(1)The 2021 Peer Group Index comprises the following companies: BJ's Restaurants Inc.; The Cheesecake Factory Inc.; Chuy's Holdings Inc.; Cracker Barrel Old Country Store, Inc.; Denny's Corp.; Dine Brands Global Inc.; Domino's Pizza, Inc.; El Pollo Loco Holdings Inc.; Noodles & Co; Papa John's Int’l Inc.; Red Robin Gourmet Burgers, Inc.; Ruth's Hospitality Group Inc.; Shake Shack Inc.; Texas Roadhouse, Inc.; The Wendy’s Company; and Wingstop Inc.
(2)The 2022 Peer Group Index comprises the following companies: BJ's Restaurants Inc.; Carrols Restaurant Group, Inc.; The Cheesecake Factory Inc.; Chipotle Mexican Grill, Inc.; Cracker Barrel Old Country Store, Inc.; Denny's Corp.; Dine Brands Global Inc.; Domino's Pizza, Inc.; El Pollo Loco Holdings Inc.; Krispy Kreme, Inc.; Papa John's Int’l Inc.; Red Robin Gourmet Burgers, Inc.; Restaurant Brands Int’l Inc.; Shake Shack Inc.; Texas Roadhouse, Inc.; The Wendy’s Company; and Wingstop Inc.
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
Comparisons under this heading refer to the 52-week period ended October 2, 2022 for the fiscal year 2022 and 53-week period ended October 3, 2021 for the fiscal year 2021. A comparison of our results of operations and cash flows for fiscal 2021 compared to fiscal 2020 can be found under Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 3, 2021.
Our MD&A consists of the following sections:
•Overview — a general description of our business.
•Results of Operations — an analysis of our consolidated statements of earnings for fiscal 2022 compared to fiscal 2021.
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
•Adjusted EBITDA represents net earnings on a generally accepted accounting principles (“GAAP”) basis excluding income taxes, interest expense, net, gains on the sale of company-operated restaurants, other operating expense (income), net, depreciation and amortization, amortization of favorable and unfavorable leases and subleases, net, and amortization of franchise tenant improvement allowances and incentives. We are presenting Adjusted EBITDA because we believe that it provides a meaningful supplement to net earnings of the Company's core business operating results, as well as a comparison to those of other similar companies. Management believes that Adjusted EBITDA, when viewed with the Company's results of operations in accordance with GAAP and the accompanying reconciliations within MD&A, provides useful information about operating performance and period-over-period change, and provides additional information that is useful for evaluating the operating performance of the Company's core business without regard to potential distortions. Additionally, management believes that Adjusted EBITDA permits investors to gain an understanding of the factors and trends affecting our ongoing cash earnings, from which capital investments are made and debt is serviced.
Same-store sales, system restaurant sales, franchised restaurant sales, AUVs, and Adjusted EBITDA are not measurements determined in accordance with GAAP and should not be considered in isolation, or as an alternative to earnings from operations, or other similarly titled measures of other companies.
OVERVIEW
Our Business
Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. As of October 2, 2022, we operated and franchised 2,181 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including two in Guam. On March 8, 2022, we completed the acquisition of Del Taco Restaurants, Inc. (“Del Taco”), the nation’s second largest Mexican quick service restaurant chain by number of restaurants and as of October 2, 2022 has 591 restaurants across 15 states, including one in Guam.
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
We expect these operating margin pressures due to labor and supply chain challenges to continue in fiscal 2023.
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
RESULTS OF OPERATIONS FOR FISCAL 2022 AND 2021
The following table summarizes changes in same-store sales for Jack in the Box company-operated, franchised, and system restaurants:

Jack in the Box:	2022	2021
Company	3.7%	6.1%
Franchise	0.6%	10.7%
System	0.9%	10.3%
The following table summarizes changes in the number and mix of Jack in the Box company and franchise restaurants:

	2022			2021
Jack in the Box:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	163	2,055	2,218	144	2,097	2,241
New	—	17	17	—	14	14
Acquired from franchisees	13	(13)	—	20	(20)	—
Refranchised	(15)	15	—	—	—	—
Closed	(15)	(39)	(54)	(1)	(36)	(37)
End of year	146	2,035	2,181	163	2,055	2,218
% of system	7%	93%	100%	7%	93%	100%

The following table summarizes restaurant sales for Jack in the Box company-operated, franchised, and systemwide sales (in thousands):

Jack in the Box:	2022	2021
Company-operated restaurant sales	$414,225	$387,766
Franchised restaurant sales (1)	3,696,817	3,767,574
Systemwide sales (1)	$4,111,042	$4,155,340
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
Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):

Consolidated:	2022	2021
Net earnings - GAAP	$115,781	$165,755
Income taxes	46,111	55,852
Interest expense, net	86,075	67,458
Gains on the sale of company-operated restaurants	(3,878)	(4,203)
Other operating expense (income), net	889	(3,382)
Depreciation and amortization	56,100	46,500
Amortization of favorable and unfavorable leases and subleases, net	1,120	—
Amortization of franchise tenant improvement allowances and other	4,446	3,450
Adjusted EBITDA - Non-GAAP	$306,644	$331,430
Jack in the Box Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	2022		2021
Company restaurant sales	$414,225		$387,766
Company restaurant costs:
Food and packaging	$133,815	32.3%	$113,006	29.1%
Payroll and employee benefits	$138,038	33.3%	$119,033	30.7%
Occupancy and other	$74,337	17.9%	$61,743	15.9%
Company restaurant sales increased $26.5 million, or 6.8%, in 2022 as compared with the prior year. In 2022, the increase was primarily menu price increases and an increase in the average number of restaurants, partially offset by the impact of the 53rd week and a decline in traffic and average check. The following table presents the approximate impact of these items on company restaurant sales in 2022 (in millions):

2022 vs 2021
AUV increase	$22.7
Increase in the average number of restaurants	11.1
53rd week	(7.3)
Total change in company restaurant sales	$26.5

Same-store sales at company-operated restaurants increased 3.7% in 2022 compared to a year ago. The following table summarizes the increases (decreases) in company-operated same-store sales:

2022 vs. 2021
Transactions	(1.7)%
Average check (1)	5.4%
Change in same-store sales	3.7%
________________________
(1)Includes price increases of 8.4% in 2022.
Food and packaging costs as a percentage of company restaurant sales increased by 3.2% to 32.3% in 2022 from 29.1% a year ago, primarily due to an increase in commodities of 3.5% and unfavorable sales mix of 2.2%; partially offset by a 2.5% menu price increase.
Commodity costs increased in the current fiscal year by approximately 14.4%. The inflation we have experienced is across all categories with the greatest impact seen in proteins, sauces, and oils. For fiscal 2023, we expect annual commodity cost inflation on a company-wide basis to be up 9% to 11% compared with fiscal 2022.
Payroll and employee benefit costs as a percentage of company restaurant sales increased to 33.3% in 2022 compared with 30.7% a year ago primarily due to labor inflation and a change in the mix of restaurants due to franchisee acquisitions. Labor inflation was approximately 12.3% in the current fiscal year. For fiscal 2023, we expect annual wage inflation on a company-wide basis to be up 3% to 6% compared with fiscal 2022.
Occupancy and other costs as a percentage of company restaurant sales increased to 17.9% in 2022 from 15.9% a year ago primarily due to the acquisition of 13 restaurants since a year ago with lower than average sales volumes, and higher costs for maintenance and repair and utilities.
Jack in the Box Franchise Operations
The following table presents franchise revenues and costs in each fiscal year and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	2022	2021
Franchise rental revenues	$335,936	$346,634

Royalties	188,902	193,908
Franchise fees and other	14,309	10,817
Franchise royalties and other	203,211	204,725
Franchise contributions for advertising and other services	197,816	204,545
Total franchise revenues	$736,963	$755,904

Franchise occupancy expenses	$211,260	$214,913
Franchise support and other costs	15,622	13,052
Franchise advertising and other services expenses	206,192	210,328
Total franchise costs	$433,074	$438,293
Franchise costs as a percentage of total franchise revenues	58.8%	58.0%

Average number of franchise restaurants	2,031	2,066
Franchised restaurant sales	$3,696,817	$3,767,574
Franchise restaurant AUV (1)	$1,820	$1,790
Royalties as a percentage of total franchise restaurant sales	5.1%	5.1%
________________________
(1)    2021 AUV is adjusted to exclude the 53rd week for comparison purposes.
Franchise rental revenues decreased $10.7 million, or 3.1%, in 2022 compared to the prior year, primarily due to additional rent revenue of approximately $6.5 million from a 53rd week in the prior year as well as a decrease of $3.3 million in connection with a franchisee in bankruptcy proceedings for which revenue will be recognized upon payment.

Franchise royalties and other decreased $1.5 million, or 0.7%, primarily due to additional royalties in the prior year of approximately $3.6 million from a 53rd week and a deferral of $1.0 million in connection with a franchisee bankruptcy matter; partially offset by higher termination fees of $3.9 million in the current year.
Franchise contributions for advertising and other services decreased $6.7 million, or 3.3%, primarily due to higher contributions in the prior year of approximately $3.5 million from a 53rd week, a decrease in the number of franchise restaurants and deferrals in connection with the franchisee bankruptcy matter.
Franchise occupancy expenses, primarily rent, decreased $3.7 million, or 1.7% in 2022, primarily due to higher costs of $4.0 million in the prior year from the 53rd week; partially offset by higher property taxes in the current year.
Franchise support and other costs increased $2.6 million, or 19.7% in 2022, primarily due to an increase in franchise bad debt expense of $4.1 million as a result of two specific franchise matters; partially offset by lower costs for outside services in the current year.
Franchise advertising and other service expenses decreased $4.1 million, or 2.0% in 2022 primarily due to marketing contributions of $4.0 million from the 53rd week in the prior year.
Del Taco Brand
As of October 2, 2022, there were 290 company-operated and 301 franchise-operated Del Taco restaurants. For the periods subsequent to the acquisition that are included in our 2022 results, system same-store sales increased 3.7% and total revenues and segment operating profit were $316.9 million and $28.0 million, respectively.
Company-Wide Results
Depreciation and Amortization
Depreciation and amortization increased $9.6 million in 2022 as compared with the prior year, primarily due to the acquisition of Del Taco, contributing an additional $16.2 million of depreciation in the year; partially offset by lower Jack in the Box depreciation as a result of certain franchise buildings becoming fully depreciated.
Selling, General and Administrative (“SG&A”) Expenses
The following table presents the increase (decrease) in SG&A expenses in 2022 compared with the prior year (in thousands):

2022 vs. 2021
Advertising (excluding 53rd week)	$12,443
Incentive compensation (including share-based compensation and related payroll taxes)	(2,011)
Cash surrender value of COLI policies, net	19,053
Litigation matters	(4,881)
Insurance	1,963
53rd week	(1,844)
Other	24,141
$48,864
Advertising costs represent company contributions to our marketing funds and are generally determined as a percentage of company-operated restaurant sales. Advertising costs, on a comparable 52-week basis, increased $12.4 million primarily due to the acquisition of Del Taco which resulted in higher advertising costs of $11.6 million during the year.
Incentive compensation decreased by $2.0 million in 2022 primarily due to a $5.1 million decrease from lower achievement levels compared to the prior year for the Company’s annual incentive plan; partially offset by an increase in stock-based compensation of $3.1 million due to a higher number of executive stock awards outstanding compared to the prior year.
The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a negative impact of $19.1 million versus the prior year.
Litigation matters decreased by $4.9 million in 2022 primarily due to a $2.6 million favorable settlement received in the current year as well as lower costs on certain employee and other litigation matters compared to the prior year. Refer to Note 16, Commitments and Contingencies, of the notes to the consolidated financial statements for additional information.
Insurance costs increased $2.0 million in 2022 versus the prior year primarily due to more favorable trends in the prior year related to expected losses associated with workers’ compensation claims.

The increase in other is primarily due to the acquisition of Del Taco in the second quarter which resulted in an increase of additional general and administrative costs of $21.4 million in 2022 compared to the prior year.
Other Operating Expense (Income), Net
Other operating expense (income), net is comprised of the following (in thousands):

	2022	2021
Acquisition, integration, and restructuring costs	20,081	7
Costs of closed restaurants and other	4,290	1,907
Restaurant impairment charges	5,927	—
Accelerated depreciation	1,124	1,592
Gains on disposition of property and equipment, net	$(30,533)	$(6,888)
	$889	$(3,382)
Other operating expense (income), net increased $4.3 million in 2022 versus the prior year primarily due to $20.1 million of costs incurred during the year relating to the acquisition and integration of Del Taco, higher restaurant impairment charges of $5.9 million primarily due to closures of certain Jack in the Box company and franchise restaurants; partially offset by higher gains on the disposition of property and equipment of $23.6 million from the sale of Jack in the Box restaurant properties to franchisees. Refer to Note 9, Other Operating Expense (Income), Net, of the notes to the consolidated financial statements for additional information.
Gains on the Sale of Company-Operated Restaurants
In 2022, gains on the sale of company-operated restaurants included additional proceeds of $1.4 million related to Jack in the Box restaurants sold in prior year, in addition to gains of $2.5 million on the sale of 15 Jack in the Box restaurants during the year. In 2021, gains recognized pertained to Jack in the Box restaurants sold in a prior year. Refer to Note 4, Summary of Refranchisings and Franchise Acquisitions, of the notes to the consolidated financial statements for additional information.
Interest Expense, Net
Interest expense, net, is comprised of the following (in thousands):

	2022	2021
Interest expense	$86,524	$67,600
Interest income	(449)	(142)
Interest expense, net	$86,075	$67,458
Interest expense, net, increased $18.6 million in 2022 primarily due to a loss on early extinguishment of debt of $7.7 million recognized during the current year as well as higher average borrowings resulting in higher interest expense of $14.1 million; partially offset by a lower average borrowing rate in the current year resulting in a $3.0 million decrease.
Income Taxes
The income tax provisions reflect effective tax rates of 28.5% and 25.2%, in fiscal years 2022 and 2021, respectively. The major components of the year-over-year change in tax rates were non-deductibles losses in the current year versus non-taxable gains in the prior year from the market performance of insurance products used to fund certain non-qualified retirement plans, a decrease in the impact of excess tax benefit on stock compensation, and an increase in non-deductible transaction costs resulting from the Del Taco acquisition, partially offset by an adjustment related to state taxes recorded in the second quarter of fiscal year 2021.

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
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our credit facilities. As of October 2, 2022, the Company had $136.0 million of cash and restricted cash on its consolidated balance sheet and available borrowings of $117.9 million under our $150.0 million Variable Funding Notes and our $75.0 million revolving credit facility.
The Company continually assesses the optimal sources and uses of cash for our business. Since closing the Del Taco acquisition, we have undertaken a process to review our balance sheet for any undervalued assets, and to pursue opportunities for capital sources, including sales of Jack in the Box real estate assets identified in its portfolio, and refranchising, primarily for Del Taco in the near term. The Company intends to use the net proceeds from these transactions to pay down debt, provide additional liquidity and, when market conditions normalize, for other corporate purposes including investments in growth initiatives and potential share repurchases.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
Cash Flows
The table below summarizes our cash flows from continuing operations activities for each of the last two fiscal years (in thousands):

	2022	2021
Total cash provided by (used in):
Operating activities	$162,882	$201,122
Investing activities	(578,588)	(20,929)
Financing activities	478,178	(343,545)
Net cash flows	$62,472	$(163,352)
Operating Activities. Operating cash flows decreased $38.2 million compared with a year ago, primarily due to lower net income adjusted for non-cash items of $20.7 million and an unfavorable change in working capital of $17.5 million, primarily due to favorable collections in the prior year from the repayment of franchise marketing and rent payment deferrals provided in 2020 in response to the economic burden associated with the COVID-19 pandemic.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of the date of our last actuarial funding valuation for our qualified pension plan, there was no minimum contribution funding requirement. In 2022 and 2021, we contributed $6.7 million and $6.1 million, respectively, to our pension and postretirement plans. We do not anticipate making any contributions to our qualified defined benefit pension plan in fiscal 2023. For additional information, refer to Note 12, Retirement Plans, of the notes to the consolidated financial statements.
Investing Activities. Cash flows used in investing activities increased $557.7 million in 2022 compared to 2021, primarily due to $580.8 million paid for the acquisition of Del Taco, partially offset by $19.4 million higher proceeds received on the sale of property and equipment, primarily due to the sale of restaurant properties to franchisees in 2022.

Capital Expenditures — The composition of capital expenditures in each fiscal year is summarized in the table below (in thousands):

	2022	2021
Restaurants:
Remodel / refresh programs	$8,823	$9,018
New restaurants	2,887	—
Restaurant facility expenditures	21,469	7,491
Purchases of assets intended for sale and leaseback	1,986	15,538
Restaurant information technology	6,350	3,503
	41,515	35,550
Corporate Services:
Information technology	3,524	1,485
Corporate facilities	1,436	3,973
	4,960	5,458

Total capital expenditures	$46,475	$41,008
In 2022, capital expenditures increased by $5.5 million compared to a year ago, primarily due to Del Taco capital expenditures of $14.9 million, partially offset by a decrease in purchases of assets intended for sale and leaseback of $13.6 million.
Sale and Sale-leaseback Transactions — To optimize our balance sheet and capital structure, we use sales and leaseback financing and provide our franchisees the opportunity to purchase the property that we currently lease to them. In 2022, we completed sales-leaseback transactions involving four restaurant properties with proceeds of $10.8 million and completed the sale of properties to franchisees and other third parties during the year with proceeds of $31.2 million.
Financing Activities. Cash flows provided by financing activities increased by $821.7 million compared with a year ago, primarily as a result of an increase in net borrowings of $650.0 million, driven by the issuance of the 2022 Notes, and lower share repurchases of $175.0 million compared to prior year.
Repurchases of Common Stock — In fiscal 2022, the Company purchased 0.3 million shares of its common stock for an aggregate cost of $25.0 million. As of October 2, 2022, there was $175.0 million remaining under share repurchase programs authorized by the Board of Directors.
Dividends — In fiscal 2022, the Board of Directors declared four quarterly cash dividends of $0.44 per share, totaling $37.2 million. Future dividends are subject to approval by our Board of Directors.
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
The Company also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. The Company’s existing revolving financing facility of Series 2019-1 Class A-1 Notes was terminated in connection with the transaction. As of October 2, 2022, we had outstanding borrowings of $50.0 million and available borrowing capacity of $58.0 million under our 2022 Variable Funding Notes, net of letters of credits issued of $42.0 million.
The net proceeds from the sale of the 2022 Notes were used to repay in full $570.7 million in aggregate outstanding principal amount of the Company’s Series 2019-1 Class A-2-I Notes, together with the applicable make-whole premium and unpaid interest, and was used to fund a portion of the Company’s acquisition of Del Taco Restaurants, Inc.

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
The quarterly principal payment on the Class A-2 Notes may be suspended when the specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. Exceeding the leverage ratio of 5.0x does not violate any covenant related to the Class A-2 Notes. Subsequent to closing the issuance of the 2022 Notes, the Company has had a leverage ratio of greater than 5.0x and, accordingly, the Company resumed making the scheduled principal payments on its 2022 Notes and Series 2019-1 Notes beginning in the second quarter of 2022.
Restricted Cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of October 2, 2022, the Master Issuer had restricted cash of $27.2 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-2 Notes and Variable Funding Notes.
Covenants and Restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of October 2, 2022, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
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
Goodwill and Indefinite-Lived Intangible Assets — We evaluate goodwill and indefinite-lived intangibles for impairment in the fourth quarter, or more frequently, if indicators of impairment are present. Goodwill is evaluated for impairment by determining whether the fair value of our reporting units exceed their carrying values. Our reporting units are our two restaurant brands, Jack in the Box and Del Taco.
Our impairment analyses first include a qualitative assessment to determine whether events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Significant factors considered in this assessment include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, the competitive environment, share price fluctuations, overall financial performance, and results of past impairment tests. If the qualitative factors indicate that it is more likely than not that the fair value is less than the carrying value, we perform a quantitative impairment test.
In performing a quantitative test for impairment of goodwill, we primarily use the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of the reporting unit. Significant assumptions made by management to estimate fair value under the discounted cash flow method include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions, or changes in operating performance. The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit. We believe the discount rate is commensurate with the risk and uncertainty inherent in the forecasted cash flows. Significant assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied.
In the process of a quantitative test, if necessary, of the Del Taco trademark intangible asset, we primarily use the relief from royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief from royalty method include future trends in sales, a royalty rate, an estimated income tax rate, and a discount rate to be applied to the forecast revenue stream.
In the fourth quarter of 2022, we performed quantitative tests using the approaches described above. The fair value of our Jack in the Box reporting unit was substantially in excess of its respective carrying value as of the testing date. The fair value of our Del Taco reporting unit and indefinite-lived trademarks were in excess of their carrying values by approximately 8% and 7%, respectively, as of the testing date.
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
In the event that actual results vary from the estimates or assumptions used in the valuation or allocation process, we may be required to record an impairment charge or an increase in depreciation or amortization in future periods, or both. Refer to Note 3, Business Combination, to the accompanying consolidated financial statements for additional information about accounting for the Del Taco acquisition.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the notes to the consolidated financial statements for a discussion of the impact of new accounting pronouncements on our consolidated financial statements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk — We are exposed to interest rate risk on borrowings under our $150.0 million Variable Funding Notes and our $75.0 million revolving credit facility. As of October 2, 2022, we had outstanding variable rate borrowings of $50.0 million. A 100 basis point increase in the effective interest rate applied to these borrowings would result in additional interest expense of approximately $0.5 million on an annualized basis.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
a.Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended October 2, 2022, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
b.Changes in Internal Control Over Financial Reporting
There have been no significant changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended October 2, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Based on those guidelines, management’s assessment of the effectiveness of the Company’s internal control over financial reporting excluded Del Taco Restaurants, Inc. (“Del Taco”), which the Company acquired in the second quarter of 2022. See Note 3, Business Combination, to the consolidated financial statements for additional information on the Company’s acquisition of Del Taco. We have included the financial results of this acquisition in the consolidated financial statements from the date of acquisition. Del Taco represented approximately 39% of consolidated total assets as of October 2, 2022, and 22% of consolidated total revenues for the fiscal year ended October 2, 2022.
Management, under the oversight of our principal executive officer, principal financial officer, and Audit Committee, assessed the effectiveness of the Company’s internal control over financial reporting as of October 2, 2022. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of October 2, 2022, the Company’s internal control over financial reporting was effective, at a reasonable assurance level, based on these criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which follows.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Jack in the Box Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Jack in the Box Inc. and subsidiaries’ (the Company) internal control over financial reporting as of October 2, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 2, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 2, 2022 and October 3, 2021, the related consolidated statements of earnings, comprehensive income, stockholders’ deficit, and cash flows for the fifty-two week period ended October 2, 2022, for the fifty-three week period ended October 3, 2021, and for the fifty-two week period ended September 27, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated November 22, 2022 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Del Taco Restaurants, Inc. during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of October 2, 2022, Del Taco Restaurants Inc.’s internal control over financial reporting associated with 39% of total assets and 22% of total revenues included in the consolidated financial statements of the Company as of and for the year ended October 2, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Del Taco Restaurants, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
November 22, 2022

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
That portion of our definitive Proxy Statement appearing under the captions “Election of Directors,” “Director Qualifications and Biographical Information,” and “Committees of the Board” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 2022 and to be used in connection with our 2023 Annual Meeting of Stockholders is hereby incorporated by reference.
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
We have adopted a Code of Ethics, which applies to all Jack in the Box Inc. directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Controller, and all of the financial team. The Code of Ethics is posted on the Company’s corporate website, www.jackintheboxinc.com (under the “Investors — Governance — Governance Documents — Code of Conduct” caption) and is available in print free of charge to any stockholder upon request. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Controller or persons performing similar functions, by posting such information on our corporate website. No such waivers have been issued during fiscal 2022.
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
ITEM 11.    EXECUTIVE COMPENSATION
That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation,” “Director Compensation and Stock Ownership Requirements,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 2022 and to be used in connection with our 2023 Annual Meeting of Stockholders is hereby incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 2022 and to be used in connection with our 2023 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which Company common stock may be issued as of October 2, 2022 is set forth in Item 5 of this Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
That portion of our definitive Proxy Statement appearing under the caption “Certain Relationships and Related Transactions” and “Directors’ Independence,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 2022 and to be used in connection with our 2023 Annual Meeting of Stockholders is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
That portion of our definitive Proxy Statement appearing under the caption “Independent Registered Public Accountants Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 2, 2022 and to be used in connection with our 2023 Annual Meeting of Stockholders is hereby incorporated by reference.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
ITEM 15(a) (1)    Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this Report.
ITEM 15(a) (2)    Financial Statement Schedules. None.
ITEM 15(a) (3)    Exhibits.

Number	Description	Form	Filed with SEC
2.1	Agreement and Plan of Merger, dated as of December 5, 2021, by and among Jack in the Box Inc, Epic Merger Sub Inc., and Del Taco Restaurants, Inc.[1]	8-K	12/6/2021
3.1	Certificate of Amendment of Restated Certificate of Incorporation dated September 21, 2007	8-K	9/24/2007
3.1.1	Restated Certificate of Incorporation, dated March 6, 1992	10-Q	5/14/2020
3.3	Amended and Restated Bylaws, dated May 12, 2022	10-Q	5/27/2022
4.1	Base Indenture, dated as of July 8, 2019, by and between Jack in the Box Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary.	8-K	7/8/2019
4.2
Series 2019-1 Supplement to Base Indenture, dated as of July 8, 2019, by and between Jack in the Box Funding, LLC, as Master Issuer of the Series 2019-1 fixed rate senior secured notes, Class A-2, and Series 2019-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2019-1 Securities Intermediary.
		8-K	7/8/2019
4.3
Series 2022-1 Supplement to Base Indenture, dated as of February 11, 2022, by and between Jack in the Box Funding, LLC, as Master Issuer of the Series 2022-1 fixed rate senior secured notes, Class A-2, and Series 2022-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2022-1 Securities Intermediary.
		8-K	2/15/2022
4.4	First Supplement to the Base Indenture, dated as of February 11, 2022, by and between Jack in the Box Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary.	8-K	2/15/2022
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
		8-K	7/8/2019
10.1.23	Voting Agreement, dated as of December 5, 2021, by and among Jack in the Box Inc., Belfer Investment Partners LP and Lime Partners LLC	8-K	12/6/2021

Number	Description	Form	Filed with SEC
10.1.24	Voting Agreement, dated as of December 5, 2021, by and among Jack in the Box Inc., Levy Family Partners LLC, Lawrence F. Levy, Ari Levy and certain other Del Taco stockholders party thereto	8-K	12/6/2021
10.1.25
2022-1 Class A-2 Note Purchase Agreement, dated as of February 2, 2022, by and among Jack in the Box Inc., the subsidiaries of Jack in the Box Inc. party thereto and Guggenheim Securities, LLC acting on behalf of itself and as the representative of the initial purchasers.
		8-K	2/3/2022
10.1.26
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
10.1.27
First Amendment to the Management Agreement, dated as of February 11, 2022, by and among Jack in the Box Funding, LLC, as Master Issuer, certain subsidiaries of Jack in the Box Funding, LLC party thereto, Jack in the Box Inc., as Manager, and Citibank, N.A., as Trustee.
		8-K	2/15/2022
10.2*	Form of Compensation and Benefits Assurance Agreement for Executives	10-Q	2/20/2008
10.2.1*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers	10-Q	5/17/2012
10.2.2*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers, dated May 8, 2014	10-K	11/21/2014
10.2.3*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers, dated June 15, 2020	10-K	11/18/2020
10.2.20*	Offer Letter by and between Tim Mullany and Jack in the Box Inc., dated December 11, 2020	8-K	12/17/2020
10.2.21*	Offer Letter by and between Ryan Ostrom and Jack in the Box Inc., dated December 30, 2020	10-Q	2/17/2021
10.2.22*	Offer Letter by and between Steven Piano and Jack in the Box Inc., dated March 23, 2021	10-Q	5/12/2021
10.2.26*	Offer Letter by and between Tony Darden and Jack in the Box Inc., dated May 11, 2021	8-K	5/17/2021
10.3*	Amended and Restated Supplemental Executive Retirement Plan	10-Q	2/18/2009
10.3.1 *	First Amendment to Jack in the Box Inc. Supplemental Executive Retirement Plan, As Amended and Restated Effective January 1, 2009	8-K	9/22/2015
10.4*	Amended and Restated Executive Deferred Compensation Plan	10-Q	2/18/2009
10.4.1 *	Jack in the Box Inc. Executive Deferred Compensation Plan, As Amended and Restated Effective January 1, 2016	8-K	9/22/2015
10.5*	Amended and Restated Deferred Compensation Plan for Non-Management Directors	10-K	11/22/2006
10.8*	Jack in the Box Inc. 2004 Stock Incentive Plan, Amended and Restated Effective February 17, 2012	DEF 14A	1/25/2017
10.8.1*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan	10-Q	8/5/2009
10.8.2*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan	8-K	11/15/2005
10.8.3*	Form of Restricted Stock Unit Award Agreement for Non-Employee Director under the 2004 Stock Incentive Plan	_____	Filed herewith
10.8.4*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	5/14/2015
10.8.5*	Form of Stock Option and Performance Share Awards Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013
10.8.6*	Form of Time-Vested Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013
10.8.7*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/19/2015
10.8.8*	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/19/2015

Number	Description	Form	Filed with SEC
10.8.9*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2016
10.8.10*	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2016
10.8.11*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	5/12/2016
10.8.12*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/21/2019
10.8.13*	Jack in the Box Inc. Special Time-Vesting Restricted Stock Unit Award Agreement Under the 2004 Stock Incentive Plan	10-Q	2/20/2020
10.8.14*	Jack in the Box Inc. Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-K	11/23/2021
10.8.15*	Jack in the Box Inc. Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/23/2021
10.10.2*	Jack in the Box Inc. Performance Incentive Plan, Effective February 13, 2016	DEF 14A	1/11/2016
10.11*	Form of Amended and Restated Indemnification Agreement between the registrant and individual directors, officers and key employees	10-Q	8/10/2012
21.1	Subsidiaries of the Registrant	_____	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	_____	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema Document
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted in iXBRL
* Management contract or compensatory plan
1 Certain of the exhibits and schedules in this Exhibit have been omitted pursuant to Item 601(a)(5) and 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
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
November 22, 2022
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

Signature	Title	Date

/s/ DARIN HARRIS	Chief Executive Officer and Director (principal executive officer)	November 22, 2022
Darin Harris

/s/ TIM MULLANY	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	November 22, 2022
Tim Mullany

/s/ DAVID L. GOEBEL	Director and Chairman of the Board	November 22, 2022
David L. Goebel

/s/ GUILLERMO DIAZ, JR.	Director	November 22, 2022
Guillermo Diaz, Jr.

/s/ SHARON P. JOHN	Director	November 22, 2022
Sharon P. John

/s/ MADELEINE A. KLEINER	Director	November 22, 2022
Madeleine A. Kleiner

/s/ MICHAEL W. MURPHY	Director	November 22, 2022
Michael W. Murphy

/s/ JAMES M. MYERS	Director	November 22, 2022
James M. Myers

/s/ DAVID M. TEHLE	Director	November 22, 2022
David M. Tehle

/s/ VIVIEN M. YEUNG	Director	November 22, 2022
Vivien M. Yeung

Schedules not filed: All schedules have been omitted as the required information is inapplicable, immaterial, or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Jack in the Box Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries (the Company) as of October 2, 2022 and October 3, 2021, the related consolidated statements of earnings, comprehensive income, stockholders’ deficit, and cash flows for the fifty-two week period ended October 2, 2022, the fifty-three week period ended October 3, 2021, and the fifty-two week period ended September 27, 2020 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 2, 2022 and October 3, 2021, and the results of its operations and its cash flows for the fifty-two week period ended October 2, 2022, for the fifty-three week period ended October 3, 2021, and for the fifty-two week period ended September 27, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 2, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 22, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Fair Value of the Del Taco Trademarks
As discussed in Note 3 to the consolidated financial statements, on March 8, 2022, the Company acquired Del Taco Restaurants, Inc. (Del Taco) in a business combination. The purchase price was allocated to the fair value of the tangible and intangible assets acquired and liabilities assumed, with the excess recorded as goodwill. For the trademarks specifically, the Company used the relief from royalty method of the income approach, which involved the use of key inputs and assumptions such as estimates of projected systemwide sales. As a result of the transaction, the Company recorded trademarks with an acquisition-date fair value of $283.5 million.
We identified the evaluation of the acquisition-date fair value of the Del Taco trademarks as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the revenue growth rates used to value the trademarks. Changes in this assumption could have a significant impact on the acquisition-date fair value of the trademarks.

The following are the primary audit procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the development of the revenue growth rates. We evaluated the Company’s revenue growth rates by comparing forecasted growth assumptions to those of Del Taco’s peers and industry reports, as well as historical results of Del Taco. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the terminal growth rate. In addition, we performed sensitivity analyses over the Company’s revenue growth rates to assess the impact of the changes in those assumptions on the Company’s determination of fair value of the trademarks.
Identification of Potential Impairment Events of the Del Taco Long-Lived Assets
As discussed in Note 1 to the consolidated financial statements, the Company evaluates long-lived assets, such as property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable. As of October 2, 2022, the Company had consolidated property and equipment, net and operating lease right of use assets of $418.2 million and $1,332.1 million, respectively, inclusive of the Del Taco long-lived assets.
We identified the identification of potential impairment events associated with the Del Taco brand restaurants long-lived assets as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate management’s identification of indicators of potential impairment including restaurant level operating results as well as other events or changes in circumstances of the restaurant.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of an internal control related to the Company’s identification of impairment events of the Del Taco brand long-lived assets. We assessed the Company’s identification of impairment indicators by:
•Inspecting operating results by restaurant to identify operating losses
•Testing the underlying restaurant-level operating results used in the impairment indicator assessment for a selection of restaurants
•Considering market conditions and economic trends
•Reading the board of directors meeting minutes for changes to the Company’s current operations and future operating plans.

/s/ KPMG LLP
We have served as the Company’s auditor since 1986.
San Diego, California
November 22, 2022

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 2, 2022	October 3, 2021
ASSETS
Current assets:
Cash	$108,890	$55,346
Restricted cash	27,150	18,222
Accounts and other receivables, net	103,803	74,335
Inventories	5,264	2,335
Prepaid expenses	16,095	12,682
Current assets held for sale	17,019	1,692
Other current assets	4,772	4,346
Total current assets	282,993	168,958
Property and equipment, at cost:
Land	86,134	105,393
Buildings	960,984	907,792
Restaurant and other equipment	163,527	112,959
Construction in progress	18,271	6,894
	1,228,916	1,133,038
Less accumulated depreciation and amortization	(810,752)	(810,124)
Property and equipment, net	418,164	322,914
Other assets:
Operating lease right-of-use assets	1,332,135	934,066
Intangible assets, net	12,324	470
Trademarks	283,500	—
Goodwill	366,821	47,774
Deferred tax assets	—	51,517
Other assets, net	226,569	224,438
Total other assets	2,221,349	1,258,265
	$2,922,506	$1,750,137
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$30,169	$894
Current operating lease liabilities	171,311	150,636
Accounts payable	66,271	29,119
Accrued liabilities	253,932	148,417
Total current liabilities	521,683	329,066
Long-term liabilities:
Long-term debt, net of current maturities	1,799,540	1,273,420
Long-term operating lease liabilities, net of current portion	1,165,097	809,191
Deferred tax liabilities	37,684	—
Other long-term liabilities	134,694	156,342
Total long-term liabilities	3,137,015	2,238,953
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,580,599 and 82,536,059 issued, respectively	826	825
Capital in excess of par value	508,323	500,441
Retained earnings	1,842,947	1,764,412
Accumulated other comprehensive loss	(53,982)	(74,254)
Treasury stock, at cost, 61,799,221 and 61,523,475 shares, respectively	(3,034,306)	(3,009,306)
Total stockholders’ deficit	(736,192)	(817,882)
	$2,922,506	$1,750,137
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Fiscal Year
	2022	2021	2020
Revenues:
Company restaurant sales	$701,070	$387,766	$348,987
Franchise rental revenues	340,391	346,634	320,647
Franchise royalties and other	216,821	204,725	178,319
Franchise contributions for advertising and other services	209,801	204,545	173,553
	1,468,083	1,143,670	1,021,506
Operating costs and expenses, net:
Food and packaging	216,345	113,006	102,449
Payroll and employee benefits	232,250	119,033	106,540
Occupancy and other	135,803	61,743	54,157
Franchise occupancy expenses	215,609	214,913	210,038
Franchise support and other costs	16,490	13,052	13,059
Franchise advertising and other services expenses	218,272	210,328	180,794
Selling, general, and administrative expenses	130,823	81,959	80,675
Depreciation and amortization	56,100	46,500	52,798
Pre-opening costs	1,110	775	166
Other operating expense (income), net	889	(3,382)	(6,493)
Gains on the sale of company-operated restaurants	(3,878)	(4,203)	(3,261)
	1,219,813	853,724	790,922
Earnings from operations	248,270	289,946	230,584
Other pension and post-retirement expenses, net	303	881	41,720
Interest expense, net	86,075	67,458	66,743
Earnings from continuing operations and before income taxes	161,892	221,607	122,121
Income taxes	46,111	55,852	32,727
Earnings from continuing operations	115,781	165,755	89,394
Earnings from discontinued operations, net of income taxes	—	—	370
Net earnings	$115,781	$165,755	$89,764

Net earnings per share — basic:
Earnings from continuing operations	$5.46	$7.40	$3.87
Earnings from discontinued operations	—	—	0.02
Net earnings per share (1)	$5.46	$7.40	$3.88
Net earnings per share — diluted:
Earnings from continuing operations	$5.45	$7.37	$3.84
Earnings from discontinued operations	—	—	0.02
Net earnings per share (1)	$5.45	$7.37	$3.86

Cash dividends declared per common share	$1.76	$1.68	$1.20
________________________
(1)    Earnings per share may not add due to rounding.
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year
	2022	2021	2020
Net earnings	$115,781	$165,755	$89,764
Other comprehensive income:
Actuarial gains (losses) arising during the period	24,249	44,134	(4,875)
Actuarial losses and prior service cost reclassified to earnings	3,238	4,931	44,616
	27,487	49,065	39,741
Tax effect	(7,215)	(12,714)	(10,340)
Other comprehensive income, net of taxes	20,272	36,351	29,401

Comprehensive income	$136,053	$202,106	$119,165
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year
	2022	2021	2020
Cash flows from operating activities:
Net earnings	$115,781	$165,755	$89,764
Earnings from discontinued operations	—	—	370
Earnings from continuing operations	115,781	165,755	89,394
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	56,100	46,500	52,798
Amortization of franchise tenant improvement allowances and incentives	4,446	3,450	3,028
Amortization of debt issuance costs	5,496	5,595	5,628
Loss on extinguishment of debt	7,700	—	—
Tax deficiency (excess tax benefits) from share-based compensation arrangements	123	(1,160)	(449)
Deferred income taxes	7,857	8,008	5,162
Share-based compensation expense	7,122	4,048	4,394
Pension and postretirement expense	303	881	41,720
Losses (gains) on cash surrender value of company-owned life insurance	12,668	(12,753)	(4,262)
Gains on the sale of company-operated restaurants	(3,878)	(4,203)	(3,261)
Gains on the disposition of property and equipment	(30,533)	(6,888)	(9,768)
Impairment charges and other	8,219	2,889	322
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	(18,143)	5,072	(27,865)
Inventories	304	(269)	41
Prepaid expenses and other current assets	(3,275)	(2,766)	(2,780)
Operating lease right-of-use assets and lease liabilities	2,593	(24,784)	490
Accounts payable	16,243	(3,091)	2,018
Accrued liabilities	(9,081)	28,990	4,222
Pension and postretirement contributions	(6,690)	(6,084)	(6,243)
Franchise tenant improvement allowance and incentive disbursements	(2,989)	(8,568)	(10,239)
Other	(7,484)	500	(825)
Cash flows provided by operating activities	162,882	201,122	143,525
Cash flows from investing activities:
Purchases of property and equipment	(46,475)	(41,008)	(19,528)
Proceeds from the sale and leaseback of assets	10,768	3,884	19,828
Acquisition of Del Taco, net of cash acquired	(580,793)	—	—
Proceeds from the sale of company-operated restaurants	6,391	1,827	3,395
Proceeds from the sale of property and equipment	31,161	11,742	22,774
Other	360	2,626	2,654
Cash flows (used in) provided by investing activities	(578,588)	(20,929)	29,123
Cash flows from financing activities:
Borrowings on revolving credit facilities	68,000	—	114,376
Repayments of borrowings on revolving credit facilities	(18,000)	(107,875)	(6,500)
Proceeds from issuance of debt	1,100,000	—	—
Principal repayments on debt	(588,064)	(829)	(10,536)
Debt issuance costs	(20,599)	—	(216)
Dividends paid on common stock	(36,987)	(37,322)	(27,538)
Proceeds from issuance of common stock	51	6,647	4,647
Repurchases of common stock	(25,000)	(200,000)	(155,576)
Payroll tax payments for equity award issuances	(1,223)	(4,166)	(5,946)
Cash flows provided by (used in) financing activities	478,178	(343,545)	(87,289)
Net increase (decrease) in cash and restricted cash	62,472	(163,352)	85,359
Cash and restricted cash at beginning of year	73,568	236,920	151,561
Cash and restricted cash at end of year	$136,040	$73,568	$236,920
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in thousands)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 29, 2019	82,159,002	$822	$480,322	$1,577,034	$(140,006)	$(2,655,756)	$(737,584)
Shares issued under stock plans, including tax benefit	210,712	2	4,645	—	—	—	4,647
Share-based compensation	—	—	4,394	—	—	—	4,394
Dividends declared	—	—	154	(27,717)	—	—	(27,563)
Purchases of treasury stock	—	—	—	—	—	(153,550)	(153,550)
Net earnings	—	—	—	89,764	—	—	89,764
Other comprehensive income	—	—	—	—	29,401	—	29,401
Cumulative-effect from a change in accounting principle	—	—	—	(2,870)	—	—	(2,870)
Balance at September 27, 2020	82,369,714	824	489,515	1,636,211	(110,605)	(2,809,306)	(793,361)
Shares issued under stock plans, including tax benefit	166,345	1	6,646	—	—	—	6,647
Share-based compensation	—	—	4,048	—	—	—	4,048
Dividends declared	—	—	232	(37,554)	—	—	(37,322)
Purchases of treasury stock	—	—	—	—	—	(200,000)	(200,000)
Net earnings	—	—	—	165,755	—	—	165,755
Other comprehensive income	—	—	—	—	36,351	—	36,351
Balance at October 3, 2021	82,536,059	825	500,441	1,764,412	(74,254)	(3,009,306)	(817,882)
Shares issued under stock plans, including tax benefit	44,540	1	50	—	—	—	51
Share-based compensation	—	—	7,122	—	—	—	7,122
Dividends declared	—	—	261	(37,246)	—	—	(36,985)
Purchases of treasury stock	—	—	—	—	—	(25,000)	(25,000)
Fair value of assumed Del Taco RSAs attributable to pre-combination service	—	—	449	—	—	—	449
Net earnings	—	—	—	115,781	—	—	115,781
Other comprehensive income	—	—	—	—	20,272	—	20,272
Balance at October 2, 2022	82,580,599	$826	$508,323	$1,842,947	$(53,982)	$(3,034,306)	$(736,192)
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
As of October 2, 2022, there were 146 company-operated and 2,035 franchise-operated Jack in the Box restaurants and 290 company-operated and 301 franchise-operated Del Taco restaurants.
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
Certain prior period information on the consolidated statement of earnings has been reclassified to conform to the current year presentation.
Fiscal year — The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Our Del Taco subsidiary operates on a fiscal year ending the Tuesday closest to September 30. Comparisons throughout these notes to the consolidated financial statements refer to the 52-week period ended October 2, 2022 for the fiscal year 2022, and the 53-week and 52-week periods ended October 3, 2021 and September 27, 2020 for fiscal years 2021 and 2020, respectively.
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
Restricted cash — In accordance with the terms of our securitized financing facility, certain cash balances are required to be held in trust. Such restricted cash primarily represents cash collections and cash reserves held by the trustee to be used for payments of quarterly interest and commitment fees required for the Class A-2 Notes and Variable Funding Notes. As of October 2, 2022 and October 3, 2021, restricted cash balances were $27.2 million and $18.2 million, respectively.
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
The Company closely monitors the financial condition of our franchisees and estimates the allowance for credit losses based on the lifetime expected loss on receivables. These estimates are based on historical collection experience with our franchisees as well as other factors, including current market conditions and events. Credit quality is monitored through the timing of payments compared to predefined aging criteria and known facts regarding the financial condition of the franchisee or customer. Account balances are charged off against the allowance after recovery efforts have ceased. The Company’s allowance for doubtful accounts has not historically been material. The following table summarizes the activity in our allowance for doubtful accounts (in thousands):

	2022	2021
Balance as of beginning of period	$(6,292)	$(5,541)
Provision for expected credit losses	(4,744)	(770)
Write-offs charged against the allowance	5,061	19
Balance as of end of period	$(5,975)	$(6,292)

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
Property and equipment, net — Expenditures for new facilities and equipment, and those that substantially increase the useful lives of the property, are capitalized. Facilities leased under finance leases are stated at the present value of minimum lease payments at the beginning of the lease term, not to exceed fair value. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the dispositions are included in “Other operating expense (income), net” in the accompanying consolidated statements of earnings.
Buildings, equipment, and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, over the initial lease term for certain assets acquired in conjunction with the lease commencement for leased properties, or the remaining lease term for certain assets acquired after the commencement of the lease for leased properties. In certain situations, one or more option periods may be used in determining the depreciable life of assets related to leased properties if we deem that an economic penalty would be incurred otherwise. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Building, leasehold improvement assets and equipment are assigned lives that range from 1 to 35 years. Depreciation expense related to property and equipment was $55.8 million, $46.5 million, and $52.8 million in fiscal year 2022, 2021, and 2020, respectively.
Impairment of long-lived assets — We evaluate long-lived assets, such as property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. The impairment test for long-lived assets requires us to assess the recoverability of long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from our use and eventual disposition of the assets. If the carrying amount of a long-lived asset group exceeds the sum of related undiscounted future cash flows, we recognize an impairment loss by the amount that the carrying value of the assets exceeds fair value. Refer to Note 9, Other Operating Expense (Income), Net, for additional information.
Goodwill and trademarks — Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired, if any. We generally record goodwill in connection with the acquisition of restaurants from franchisees or the acquisition of another business. Likewise, upon the sale of restaurants to franchisees, goodwill is decremented. The amount of goodwill written-off is determined as the fair value of the business disposed of as a percentage of the fair value of the reporting unit retained. If the business disposed of was never fully integrated into the reporting unit after its acquisition, and thus the benefits of the acquired goodwill were never realized, the current carrying amount of the acquired goodwill is written off. Goodwill is not amortized and has been assigned to reporting units for purposes of impairment testing. Our two restaurant brands, Jack in the Box and Del Taco, are both operating segments and reporting units.
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
We evaluate our indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairments might exist. We perform our annual test for impairment of our indefinite-lived intangible assets during the fourth quarter. We may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of an indefinite-lived intangible asset exceeds its carrying value, then the asset's fair value is compared to its carrying value. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is estimated by discounting the expected future after-tax cash flows associated with the intangible asset.

Intangible assets, net — Intangible assets primarily include franchise contracts, reacquired franchise rights and sublease assets. Franchise contracts, which represent the fair value of franchise agreements based on the projected royalty revenue stream as of the acquisition date, are amortized on a straight-line basis to “Depreciation and amortization expense” in the consolidated statements of earnings over the remaining term of the franchise agreements. Reacquired franchise rights are recorded in connection with our acquisition of franchised restaurants and are amortized on a straight-line basis to “Depreciation and amortization expense” in the consolidated statements of earnings over the term of the former franchise agreement. Sublease assets, which represent subleases with stated rent above comparable market rents, are amortized on a straight-line basis to “Franchise rental revenues” in the consolidated statements of earnings over the term of the related sublease.
Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $108.9 million and $123.6 million as of October 2, 2022 and October 3, 2021, respectively, and are included in “Other assets, net”, in the accompanying consolidated balance sheets. Changes in cash surrender values are included in “Selling, general and administrative expenses” in the accompanying consolidated statements of earnings. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent.
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
The Company operates loyalty programs in which members earn points primarily for food purchases. Points can then be redeemed for special reward offers. The Company allocates the consideration received on loyalty orders between the food purchased and the loyalty points earned, taking into consideration the expected redemption rate of loyalty points. The consideration allocated to the food is recognized as revenue at the time of sale. The consideration allocated to the loyalty points earned is deferred until the loyalty points are redeemed or expire.
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
“Franchise royalties and other” primarily includes royalties and franchise fees received from our franchisees. Royalties are based upon a percentage of sales of the franchised restaurant and are recognized as earned. Franchise royalties are billed on a monthly or weekly basis. Franchise fees when a new restaurant opens or at the start of a new franchise term are recorded as deferred revenue when received and recognized as revenue over the term of the franchise agreement.
“Franchise contributions for advertising and other services” includes franchisee contributions to our marketing funds billed on a monthly or weekly basis and sourcing and technology fees, as required under the franchise agreements. Contributions to our marketing funds are based on a percentage of sales and recognized as earned. Sourcing and technology services are recognized when the goods or services are transferred to the franchisee.
Gift cards — We sell gift cards to our customers in our restaurants and through selected third parties. The gift cards sold to our customers have no stated expiration dates and are subject to actual or potential escheatment rights in several of the jurisdictions in which we operate. We recognize income from gift cards when redeemed by the customer. Deferred gift card income totaled $4.1 million and $2.2 million as of October 2, 2022 and October 3, 2021, respectively, and are included in “Accrued liabilities”, in the accompanying consolidated balance sheets.

While we will continue to honor all gift cards presented for payment, we may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent we determine there is no requirement for remitting balances to government agencies under unclaimed property laws, card balances may be recognized as income in our consolidated statements of earnings. Amounts recognized on unredeemed gift card balances were $0.7 million, $0.6 million, and $0.5 million in fiscal 2022, 2021, and 2020, respectively.
Pre-opening costs — Pre-opening costs associated with the opening of a new restaurant or the remodeling of an existing restaurant consist primarily of property rent and employee training costs. Pre-opening costs associated with the opening of a restaurant that was closed upon acquisition consist of labor costs, maintenance and repair costs, and property rent.
Self-insurance — We are self-insured for a portion of our workers’ compensation, general liability, employee medical and dental, and automotive claims. We utilize a paid-loss plan for our workers’ compensation, general liability, and automotive programs, which have predetermined loss limits per occurrence and in the aggregate. We establish our undiscounted insurance liability and reserves using independent actuarial estimates of expected losses based on a statistical analysis of historical claims data. As of October 2, 2022, our estimated self-insurance liability was $31.9 million, and is included in “Accrued liabilities” in the accompanying consolidated balance sheet.
Advertising costs — We administer marketing funds at each of our restaurant brands that include contractual contributions. In 2022, 2021 and 2020, marketing fund contributions from Jack in the Box franchise and company-operated restaurants were approximately 5.0% of sales with the exception of our March 2020 and April 2020 marketing fees, which were temporarily reduced to 2% to 4%, respectively, in response to the economic burden associated with the COVID-19 pandemic. In 2022, marketing fund contributions from Del Taco franchise and company-operated restaurants were approximately 4.0% of sales.
Production costs of commercials, programming, and other marketing activities are charged to the marketing funds when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. When contributions to the marketing fund exceed the related advertising expenses, advertising costs are accrued up to the amount of revenues on an annual basis since we are contractually obligated to spend these funds. As of October 2, 2022 and October 3, 2021, additional amounts accrued were $3.5 million and $9.5 million, respectively, for this requirement. Total contributions made by the Company are included in “Selling, general, and administrative expenses” in the accompanying consolidated statements of earnings. In fiscal 2022, 2021, and 2020 advertising costs were $32.6 million, $19.6 million, and $17.1 million, respectively.
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

Effect of new accounting pronouncements adopted in fiscal 2022 — In October 2021 the FASB issued ASU 2021-08, Business Combinations - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This standard requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities from acquired contracts using the revenue recognition guidance under Accounting Standards Codification (“ASC”) Topic 606 in order to align the recognition of a contract liability with the definition of a performance obligation. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. We elected to early adopt this standard in the second quarter of 2022. The adoption of ASU 2021-08 did not have a material impact on our consolidated financial statements.
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
Disaggregation of revenue — The following table disaggregates revenue by segment and primary source for the fiscal year ended October 2, 2022 (in thousands):

	Jack in the Box	Del Taco	Total
Company restaurant sales	$414,225	$286,845	$701,070
Franchise rental revenues	335,936	4,455	340,391
Franchise royalties	188,902	13,414	202,316
Franchise advertising contributions	183,076	10,907	193,983
Technology and sourcing fees	14,740	1,078	15,818
Franchise fees and other services	14,309	196	14,505
Total revenue	$1,151,188	$316,895	$1,468,083
The following table disaggregates revenue by segment and primary source for the fiscal year ended October 3, 2021 (in thousands):

	Jack in the Box	Del Taco	Total
Company restaurant sales	$387,766	$—	$387,766
Franchise rental revenues	346,634	—	346,634
Franchise royalties	193,908	—	193,908
Franchise advertising contributions	188,184	—	188,184
Technology and sourcing fees	16,361	—	16,361
Franchise fees and other services	10,817	—	10,817
Total revenue	$1,143,670	$—	$1,143,670

The following table disaggregates revenue by segment and primary source for the fiscal ended September 27, 2020 (in thousands):

	Jack in the Box	Del Taco	Total
Company restaurant sales	$348,987	$—	$348,987
Franchise rental revenues	320,647	—	320,647
Franchise royalties	171,407	—	171,407
Franchise advertising contributions	158,258	—	158,258
Technology and sourcing fees	15,295	—	15,295
Franchise fees and other services	6,912	—	6,912
Total revenue	$1,021,506	$—	$1,021,506
Contract liabilities — Our contract liabilities consist of deferred revenue resulting from initial fees received from franchisees for new restaurant openings or new franchise terms, which are generally recognized over the franchise term. We classify these contract liabilities within “Accrued liabilities” and “Other long-term liabilities” in our consolidated balance sheets.
A summary of significant changes in our contract liabilities is presented below (in thousands):

	2022	2021
Deferred franchise and development fees at beginning of period	$41,520	$43,816
Changes due to business combinations	6,193	—
Revenue recognized during the period	(5,891)	(6,014)
Additions during the period	4,627	3,718
Deferred franchise and development fees at end of period	$46,449	$41,520
As of October 2, 2022, approximately $5.5 million of development fees related to unopened stores are included in deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and are recognized over the franchise term at the date of opening.
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

2023	$5,013
2024	$4,806
2025	$4,570
2026	$4,245
2027	$3,886
Thereafter	$18,427
$40,947
We have applied the optional exemption, as provided for under ASC Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.
3.BUSINESS COMBINATION
On March 8, 2022 (the “Closing Date”), the Company acquired 100% of the outstanding equity interest of Del Taco for cash according to the terms and conditions of the Agreement and Plan of Merger, dated as of December 5, 2021 (the “Merger Agreement”). The acquisition of Del Taco has been accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with the Company treated as the accounting acquirer, which requires, among other things, that the assets acquired, and liabilities assumed be recognized at their acquisition date fair value. Jack in the Box acquired Del Taco as a part of the Company’s goal to gain greater scale and accelerate growth.
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
The acquisition of Del Taco was funded by cash on hand and borrowings under our 2022 Class A-2 Notes and 2022 Variable Funding Notes. The Company recognized transaction costs of $12.3 million in fiscal 2022. These costs were associated with advisory, legal, and consulting services and are presented in “Other operating expense (income), net” in the consolidated statement of earnings.
Purchase consideration — The following summarizes the purchase consideration paid to Del Taco shareholders (in thousands, except per share data):

Amount
Del Taco shares outstanding as of March 8, 2022	36,442
Del Taco RSAs subject to accelerated vesting	805
Del Taco RSUs subject to accelerated vesting	70
Del Taco options subject to accelerated vesting	292
Total Del Taco shares outstanding	37,610
Merger Consideration (per Del Taco share)	$12.51
Total cash consideration paid to selling shareholders	$470,500
Del Taco transaction costs paid by Jack in the Box (1)	7,141
Del Taco closing indebtedness settled by Jack in the Box (2)	115,219
Replacement share-based payment awards pre-combination vesting expense	449
Total aggregate purchase consideration	$593,309
____________________________
(1)Represents the portion of Del Taco merger-related transaction costs that were paid at the Closing Date by the Company.
(2)Represents the closing indebtedness of Del Taco’s existing debt that was paid at the Closing Date by the Company.

Purchase price allocation — During the fourth quarter, we completed the accounting for the acquisition and recorded measurement period adjustments of $0.3 million attributable to new information obtained surrounding tax-related matters, certain tangible assets, and the settlement of a litigation matter that existed as of the acquisition date. The final allocation of the purchase consideration, which includes measurement-period adjustments recorded in our third and fourth quarters of fiscal 2022, is as follows (in thousands):

	Initial Allocation of Consideration	Measurement Period Adjustments	October 2, 2022
Total aggregate purchase consideration, net of $12,068 cash acquired	$581,241	$—	$581,241
Assets:
Accounts and other receivables	3,809	774	4,583
Inventories	3,233	—	3,233
Prepaid expenses	2,950	—	2,950
Other current assets	105	—	105
Property and equipment	150,826	(5,794)	145,032
Operating lease right-of-use assets	349,489	800	350,289
Intangible assets	12,371	—	12,371
Trademarks	283,500	—	283,500
Other assets	5,128	—	5,128
Liabilities:
Current maturities of long-term debt	22	—	22
Current operating lease liabilities	21,991	—	21,991
Accounts payable	18,808	—	18,808
Accrued liabilities	66,739	45,840	112,579
Long-term debt, net of current maturities	349	—	349
Long-term operating lease liabilities, net of current portion	302,688	800	303,488
Deferred tax liabilities	88,203	(12,848)	75,355
Other long-term liabilities	13,080	—	13,080
Net assets acquired, excluding goodwill	$299,531	$(38,012)	$261,519
Goodwill	$281,710	$38,012	$319,722
The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. The goodwill of $319.7 million arising from the acquisition is primarily attributable to the market position and future growth potential of Del Taco for both company-operated and franchised restaurants related to future store openings, expansion into new markets, and expected synergies. None of the goodwill resulting from the acquisition is deductible for tax purposes. The goodwill arising from the Del Taco acquisition has been allocated to the Company’s reporting units as follows (in thousands):

Del Taco brand	$230,722
Jack in the Box brand	89,000
Total acquisition date goodwill	$319,722
Identifiable intangible assets — The identifiable intangible assets acquired consist of trademarks, franchise and development agreements, and favorable subleases. The Company amortizes the fair value of the franchise and development agreements and favorable and unfavorable sublease assets and liabilities on a straight-line basis over their respective useful lives.
The trademarks were valued using the relief from royalty method of the income approach, which was applied by discounting the after-tax royalties avoided by owning the trademark to present value. The key inputs and assumptions included the Company's estimates of the projected system wide sales, royalty rate and discount rate applicable to the trademark.

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
The values allocated to intangible assets and the useful lives are as follows (in thousands):

	Amount	Weighted Average Useful Life (Years)
Trademarks	$283,500	Indefinite
Franchise contracts	9,700	18
Sublease assets	2,671	13
Estimated fair value of acquired intangible assets	$295,871
The estimated values of sublease liabilities totaled approximately $6.0 million. These liabilities have an estimated weighted-average useful life of approximately 15 years and are included in “Other long-term liabilities” in the accompanying consolidated balance sheets.
Unaudited pro forma results — The following unaudited pro forma combined financial information presents the Company’s results as though Del Taco and the Company had been combined as the beginning of fiscal year 2021 (in thousands):

	2022	2021
Total revenue	$1,686,160	$1,665,660
Net earnings	$118,000	$133,485
The unaudited pro forma financial information for all periods presented includes the business combination accounting effects resulting from this acquisition, mainly including adjustments to reflect additional amortization expense from acquired intangibles, incremental depreciation expense from the fair value property and equipment, elimination of historical interest expense associated with both Del Taco’s and the Company’s historical indebtedness, additional interest expense associated with the new Del Taco revolving credit facility and the Company’s new borrowings as part of the refinancing to fund the acquisition, adjusted rent expense reflecting the acquired right-of-use assets and liabilities to their estimated acquisition-date values based upon valuation of related lease intangibles and remaining payments, as well as the fair value adjustments made to leasehold improvements, certain material non-recurring adjustments and the tax-related effects as though Del Taco was combined as of the beginning of fiscal 2021. The unaudited pro forma financial information as presented above is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2021, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the two brands.
For the periods subsequent to the acquisition that are included in 2022, Del Taco had total revenues of $316.9 million and net earnings of $6.5 million.

4.SUMMARY OF REFRANCHISINGS AND FRANCHISE ACQUISITIONS
Refranchisings — The following table summarizes the number of restaurants sold to franchisees and gains recognized in each fiscal year (dollars in thousands):

	2022	2021	2020
Restaurants sold to Jack in the Box franchisees	15	—	—

Proceeds from the sale of company-operated restaurants (1)	$6,391	$1,827	$3,395
Net assets sold (primarily property and equipment)	(1,565)	—	—
Goodwill related to the sale of company-operated restaurants	(948)	—	—
Other (2)	—	2,376	(134)
Gains on the sale of company-operated restaurants	$3,878	$4,203	$3,261
________________________
(1)Amounts in 2022, 2021, and 2020 include additional proceeds of $1.4 million, $1.8 million, and $3.4 million, respectively, related to the extension of the underlying franchise and lease agreements from the sale of restaurants in prior years.
(2)Amounts in 2021 and 2020 relate to adjustments to contingencies that were included in underlying franchise and lease agreements from the sale of restaurants in prior years.
Franchise acquisitions — In 2022, 2021, and 2020, we acquired thirteen, twenty, and eight franchise restaurants, respectively. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the sales growth potential of the market acquired and is expected to be deductible for income tax purposes.
The following table provides detail of the combined acquisitions in 2022, 2021, and 2020 (dollars in thousands):

	2022	2021	2020
Restaurants acquired from franchisees	13	20	8

Inventory	$—	$258	$73
Property and equipment	540	1,136	903
Intangible assets	66	245	263
Other assets	—	10	6
Goodwill	—	613	414
Gains on the acquisition of franchise-operated restaurants	(309)	(340)	—
Liabilities assumed	—	(277)	(800)
Total consideration	$297	$1,645	$859
The total consideration of $0.3 million for the restaurants acquired in 2022 was comprised of franchise receivables owed to the Company as of the acquisition date. During the first quarter of 2022, we finalized certain estimates impacting total purchase consideration for the 2021 restaurant acquisitions and recorded the resulting measurement period adjustments which increased goodwill by $0.3 million.
Assets held for sale — Assets classified as held for sale consisted of the following at each fiscal year-end (in thousands):

	October 2, 2022	October 3, 2021
Jack in the Box restaurant properties held for sale (1)	$14,151	$—
Other property and equipment held for sale (2)	2,868	1,692
Assets held for sale	$17,019	$1,692
________________________
(1)Consists of properties that are currently leased to franchisees which we intend to sell the underlying real estate directly to the franchisee and/or sell and leaseback with a third party within the next twelve months.
(2)Consists primarily of owned properties of closed restaurants which we are actively marketing for sale.
Discontinued operations — There were no discontinued operations during 2022 and 2021. The results of discontinued operations in 2020 pertain to the resolution of certain contingencies relating to our former Qdoba business which we sold in 2018.

5.GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill during fiscal 2022 and 2021 were as follows (in thousands):

	Jack in the Box	Del Taco	Total
Balance at September 27, 2020	$47,161	$—	$47,161
Acquisition of Jack in the Box franchise-operated restaurants	613	—	613
Balance at October 3, 2021	47,774	—	47,774
Acquisition of Del Taco Restaurants, Inc.	89,000	230,722	319,722
Acquisition of Jack in the Box franchise-operated restaurants	273	—	273
Sale of Jack in the Box company-operated restaurants to franchisees	(948)	—	(948)
Balance at October 2, 2022	$136,099	$230,722	$366,821
The net carrying amounts of intangible assets are as follows (in thousands):

	October 2, 2022			October 3, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived intangible assets:
Sublease assets	$2,671	$(139)	$2,532	$—	$—	$—
Franchise contracts	9,700	(311)	9,389	—	—	—
Reacquired franchise rights	530	(127)	403	542	(72)	470
	$12,901	$(577)	$12,324	$542	$(72)	$470
Indefinite-lived intangible assets:
Del Taco trademark	$283,500	$—	$283,500	$—	$—	$—
	$283,500	$—	$283,500	$—	$—	$—
The following table summarizes, as of October 2, 2022, the estimated amortization expense for each of the next five fiscal years (in thousands):

2023	$823
2024	$820
2025	$820
2026	$818
2027	$813

6.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (2) (Level 1)	Significant Other Observable Inputs (2) (Level 2)	Significant Unobservable Inputs (2) (Level 3)
Fair value measurements as of October 2, 2022:
Non-qualified deferred compensation plan (1)	$13,820	$13,820	$—	$—
Total liabilities at fair value	$13,820	$13,820	$—	$—

Fair value measurements as of October 3, 2021:
Non-qualified deferred compensation plan (1)	$18,555	$18,555	$—	$—
Total liabilities at fair value	$18,555	$18,555	$—	$—
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
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of October 2, 2022 and October 3, 2021 (in thousands):

	October 2, 2022		October 3, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Series 2019 Class A-2 Notes	$714,125	$641,851	$1,290,251	$1,351,057
Series 2022 Class A-2 Notes	$1,089,000	$917,428	$—	$—
The fair value of the Class A-2 Notes was estimated using Level 2 inputs based on quoted market prices in markets that are not considered active markets. As of October 2, 2022, we had $50.0 million of outstanding borrowings under our Variable Funding Notes. The fair value of these loans approximates their carrying value due to the variable rate nature of these borrowings.
Non-financial assets and liabilities — Our non-financial instruments, which primarily consist of property and equipment, operating lease right-of-use assets, goodwill, and intangible assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on an annual basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial instruments are assessed for impairment. If applicable, the carrying values are written down to fair value. Refer to Note 9, Other Operating Expenses (Income), Net, for details on impairment charges recognized in 2022.

7.     INDEBTEDNESS
The detail of our long-term debt at the end of each fiscal year is as follows (in thousands):

	October 2, 2022	October 3, 2021
Series 2019-1 3.982% Fixed Rate Class A-2-I Notes	$—	$570,688
Series 2019-1 4.476% Fixed Rate Class A-2-II Notes	270,875	272,938
Series 2019-1 4.970% Fixed Rate Class A-2-III Notes	443,250	446,625
Series 2022-1 3.445% Fixed Rate Class A-2-I Notes	544,500	—
Series 2022-1 4.136% Fixed Rate Class A-2-II Notes	544,500	—
Series 2022-1 Variable Funding Notes, variable interest rate of 5.341% at October 2, 2022	50,000	—
Finance lease obligations and other debt	1,690	2,275
Total debt	1,854,815	1,292,526
Less current maturities of long-term debt	(30,169)	(894)
Less unamortized debt issuance costs	(25,106)	(18,212)
Long-term debt	$1,799,540	$1,273,420
Securitization refinancing transaction — On February 11, 2022, the Company completed the sale of $550.0 million of its Series 2022-1 3.445% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) and $550.0 million of its Series 2022-1 4.136% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II” and, together with the Class A-2-I Notes, the “2022 Notes”). Interest payments on the 2022 Notes are payable on a quarterly basis. The anticipated repayment dates of the 2022 Class A-2-I Notes and the Class A-2-II Notes are February 2027 and February 2032, respectively (the “Anticipated Repayment Dates”), unless earlier prepaid to the extent permitted under the indenture that will govern the 2022 Notes. The anticipated repayment dates of the existing 2019-1 Class A-2-II Notes and the Class A-2-III Notes are August 2026 and August 2029, respectively.
The Company also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. The Company’s existing revolving financing facility of Series 2019-1 Class A-1 Notes was terminated in connection with the transaction. As of October 2, 2022, we had outstanding borrowings of $50.0 million and available borrowing capacity of $58.0 million under our 2022 Variable Funding Notes, net of letters of credits issued of $42.0 million.
The net proceeds of the sale of the 2022 Notes were used to repay in full of $570.7 million in aggregate outstanding principal amount of the Company’s Series 2019-1 Class A-2-I Notes, together with the applicable make-whole premium and unpaid interest, and was used to fund a portion of the Company’s acquisition of Del Taco Restaurants, Inc. As a result, the Company recorded a loss on early extinguishment of debt of $5.6 million during the second quarter of 2022, which was comprised of the write-off of certain deferred financing costs and a specified make-whole premium payment, and is presented in “Interest expense, net” in the consolidated statement of earnings. Additionally, in connection with the 2022 Notes, the Company capitalized $17.4 million of debt issuance costs, which are being amortized into interest expense over the Anticipated Repayment Dates, utilizing the effective interest rate method. The costs related to our Variable Funding Notes are presented within “Other assets, net” and are being amortized over the Anticipated Repayment Date of February 2027 using the straight-line method. As of October 2, 2022, the effective interest rates, including the amortization of debt issuance costs, were 4.851%, 5.258%, 2.430%, and 2.783% for the Series 2019-1 Class A-2-II Notes, Series 2019-1 Class A-2-III Notes, Series 2022-1 Class A-2-I Notes, and Series 2022-1 Class A-2-II Notes, respectively.
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
The quarterly principal payment on the Class A-2 Notes may be suspended when the specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. Exceeding the leverage ratio of 5.0x does not violate any covenant related to the Class A-2 Notes. Subsequent to closing the issuance of the 2022 Notes, the Company has had a leverage ratio of greater than 5.0x and, accordingly, the Company resumed making the scheduled principal payments on its 2022 Notes and Series 2019-1 Notes beginning in the second quarter of 2022.

Variable Funding Notes — Depending on the type of borrowing under the Variable Funding Notes, interest on the Variable Funding Notes will be based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) the lenders’ commercial paper funding rate plus any applicable margin, as set forth in the Variable Funding Note Purchase Agreement. There is a scaled commitment fee on the unused portion of the Variable Funding Notes facility of between 50 and 100 basis points. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to August 2027, subject to two one-year extensions at the option of the Company. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue equal to 5.00% per annum.
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
Revolving credit facility — In connection with the Del Taco acquisition, Del Taco’s existing debt of $115.2 million related to a Syndicated Credit Facility dated August 5, 2015, was repaid and extinguished on the Closing Date. On the Closing Date, Del Taco entered into a new syndicated credit facility with an aggregate principal amount of up to $75.0 million, maturing on March 7, 2023. The revolving credit facility, as amended, includes a limit of $20.0 million for letters of credit. As of October 2, 2022, we had no outstanding borrowings and available borrowing capacity of $59.9 million under the facility, net of letters of credit of $15.1 million. The Company capitalized $0.3 million of debt issuance costs, which are being amortized into interest expense over the expected term of the credit facility.
Bridge commitment letter — In connection with the Merger Agreement, the Company secured commitments for a bridge financing facility in an amount of up to $600.0 million (the “Bridge Facility”). No amounts were drawn under the Bridge Facility, which was terminated as a result of our securitization refinancing transaction. The Company expensed approximately $2.1 million for the unamortized issuance costs associated with this commitment which is presented in “Interest expense, net” in the consolidated statement of earnings.
Maturities of long-term debt — Assuming repayment by the Anticipated Repayment Dates and based on the leverage ratio as of October 2, 2022, principal payments on our long-term debt outstanding at October 2, 2022 for each of the next five fiscal years and thereafter are as follows (in thousands):

2023	$30,169
2024	29,623
2025	29,315
2026	289,183
2027	516,045
Thereafter	960,480
$1,854,815
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

Company as lessee — Leased assets and liabilities consisted of the following as of October 2, 2022 and October 3, 2021 (in thousands):

	October 2, 2022	October 3, 2021
Assets:
Operating lease ROU assets	$1,332,135	$934,066
Finance lease ROU assets (1)	854	1,698
Total ROU assets	$1,332,989	$935,764
Liabilities:
Current operating lease liabilities	$171,311	$150,636
Current finance lease liabilities (2)	896	894
Long-term operating lease liabilities	1,165,097	809,191
Long-term finance lease liabilities (2)	435	1,381
Total lease liabilities	$1,337,739	$962,102
________________________
(1)Included in “Property and equipment, net” on our consolidated balance sheets.
(2)Included in “Current maturities of long-term debt” and “Long-term debt, net of current maturities” on our consolidated balance sheets.

The following table presents the components of our lease costs in fiscal 2022, 2021, and 2020 (in thousands):

	2022	2021	2020
Lease costs:
Finance lease cost:
Amortization of ROU assets (1)	$827	$807	$767
Interest on lease liabilities (2)	67	89	110
Operating lease cost (3)	218,837	194,149	190,461
Short-term lease cost (3)	824	427	175
Variable lease cost (3)(4)	48,872	43,498	40,798
	$269,427	$238,970	$232,311
____________________________
(1)Included in “Depreciation and amortization” in our consolidated statements of earnings.
(2)Included in “Interest expense, net” in our consolidated statements of earnings.
(3)Operating lease, short-term and variable lease costs associated with franchisees and company-operated restaurants are included in “Franchise occupancy expenses” and “Occupancy and other,” respectively, in our consolidated statements of earnings. For our closed restaurants, these costs are included in “Other operating expense (income), net” and all other costs are included in “Selling, general and administrative expenses.”
(4)Includes $38.2 million, $38.0 million, and $37.4 million in 2022, 2021, and 2020, respectively, of property taxes and common area maintenance costs which are reimbursed by sub-lessees.

The following table presents supplemental information related to leases:

	October 2, 2022	October 3, 2021
Weighted-average remaining lease term (in years):
Finance leases	1.5	2.4
Operating leases	10.0	9.0
Weighted-average discount rate:
Finance leases	3.8%	3.6%
Operating leases	4.6%	4.1%

The following table presents as of October 2, 2022, the annual maturities of our lease liabilities (in thousands):

	Finance Leases	Operating Leases
Fiscal year:
2023	$932	$231,670
2024	372	196,702
2025	40	191,507
2026	27	174,068
2027	14	159,219
Thereafter	13	758,184
Total future lease payments (1)	$1,398	$1,711,350
Less: imputed interest	(67)	(374,942)
Present value of lease liabilities	$1,331	$1,336,408
Less current portion	(896)	(171,311)
Long-term lease obligations	$435	$1,165,097
________________________
(1)Total future lease payments include non-cancellable commitments of $1.4 million for finance leases and $1,366.5 million for operating leases.
Assets recorded under finance leases are included in property and equipment, and consisted of the following at each fiscal year-end (in thousands):

	2022	2021
Buildings	$1,342	$1,342
Equipment	5,559	5,869
Less accumulated amortization	(6,047)	(5,513)
	$854	$1,698
The following table includes supplemental cash flow and non-cash information related to our lessee leases (in thousands):

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$218,605	$218,570
Operating cash flows from financing leases	$67	$89
Financing cash flows from financing leases	$907	$829
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease obligations	$221,466	$186,621
Right-of-use assets obtained in exchange for new financing lease obligations	$45	$184
Sale and leaseback transactions — In fiscal 2022, we sold four restaurant properties in sale and leaseback transactions for net proceeds of $10.8 million and recorded total losses of $0.2 million. The leases have been accounted for as operating leases and contain initial terms of 16 years and 20 years.
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

In fiscal 2020, we also completed the sale of one of our corporate office buildings as we moved forward with our previously announced consolidation of our headquarters. We entered into a lease with the buyer to leaseback the property for up to 18 months with an option to terminate earlier without penalty, upon providing a 90-day notice. The net proceeds received on the sale were $20.6 million and the lease has been accounted for as an operating lease. A gain on the sale of $10.8 million was recognized and is presented within “Other operating expenses (income), net” in our consolidated statement of earnings.
Company as lessor — The following table presents rental income (in thousands):

	2022			2021
	Owned Properties	Leased Properties	Total	Owned Properties	Leased Properties	Total
Operating lease income - franchise	$19,221	$212,552	$231,773	$20,132	$218,028	$238,160
Variable lease income - franchise	12,418	96,002	108,420	12,363	96,111	108,474
Amortization of favorable and unfavorable lease contracts, net	—	198	198	—	—	—
Franchise rental revenues	$31,639	$308,752	$340,391	$32,495	$314,139	$346,634
Operating lease income - closed restaurants and other (1)	$60	$6,347	$6,407	$—	$6,027	$6,027
________________________
(1)Primarily relates to closed restaurant properties included in “Other operating expense (income), net” in our consolidated statements of earnings.
The following table presents as of October 2, 2022, future minimum rental receipts for non-cancellable leases and subleases (in thousands):

October 2, 2022
Fiscal year:
2023	$243,929
2024	217,567
2025	225,542
2026	211,507
2027	204,685
Thereafter	879,829
Total minimum rental receipts	$1,983,059
Assets held for lease and included in property and equipment consisted of the following at each fiscal year-end (in thousands):

	October 2, 2022	October 3, 2021
Land	$75,967	$89,791
Buildings	771,567	782,450
Equipment	2,750	223
	850,284	872,464
Less accumulated depreciation	(663,109)	(657,030)
	$187,175	$215,434

9. OTHER OPERATING EXPENSE (INCOME), NET
Other operating expense (income), net, in the accompanying consolidated statements of earnings is comprised of the following in each fiscal year (in thousands):

	2022	2021	2020
Acquisition, integration, and restructuring costs	$20,081	$7	$1,168
Costs of closed restaurants and other	4,290	1,907	1,872
Restaurant impairment charges	5,927	—	—
Accelerated depreciation	1,124	1,592	235
Gains on disposition of property and equipment, net	(30,533)	(6,888)	(9,768)
	$889	$(3,382)	$(6,493)
Acquisition, integration, and restructuring costs — In 2022, costs incurred are related to the acquisition and integration of Del Taco, primarily associated with advisory, legal, and consulting services. In 2020, costs incurred relate to a restructuring plan that management initiated to reduce our general and administrative costs, which was completed in 2020.
Restaurant closing costs — Cost of closed restaurants primarily include ongoing costs associated with closed restaurants and cancelled project costs.
Restaurant impairment charges — In 2022, impairment charges included $3.2 million related to nine Jack in the Box company-operated restaurants that were closed in connection with the sale of the related markets and $2.7 million related to Jack in the Box restaurants leased or subleased to franchisees for which the lease and franchise agreements were early terminated during the year.
Accelerated depreciation — When a long-lived asset will be replaced or otherwise disposed of prior to the end of its estimated useful life, the useful life of the asset is adjusted based on the estimated disposal date and accelerated depreciation is recognized. In 2022, 2021, and 2020 accelerated depreciation primarily related to facility improvements, restaurant remodels, and information technology assets.
Gains on disposition of property and equipment, net — In 2022, gains primarily relate to the sale of Jack in the Box restaurant properties to franchisees who were leasing the properties from us prior to the sale. In 2021, gains primarily relate to the sale of closed restaurant properties. In 2020, gains primarily relate to the sale of one of our corporate buildings.
10. SEGMENT REPORTING
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

	2022	2021	2020
Revenues by segment:
Jack in the Box	$1,151,188	$1,143,670	$1,021,506
Del Taco	316,895	—	—
Consolidated revenues	$1,468,083	$1,143,670	$1,021,506
Segment operating profit:
Jack in the Box	$310,745	$327,157	$282,748
Del Taco	27,981	—	—
Total segment operating profit	$338,726	$327,157	$282,748
Depreciation and amortization	56,100	46,500	52,798
Acquisition, integration, and restructuring costs	20,081	7	1,168
Share-based compensation	7,122	4,048	4,394
Net COLI losses (gains)	9,911	(9,141)	(2,935)
Gains on the sale of company-operated restaurants	(3,878)	(4,203)	(3,261)
Amortization of favorable and unfavorable leases and subleases, net	1,120	—	—
Earnings from operations	$248,270	$289,946	$230,584
Total capital expenditures by segment:
Jack in the Box	$31,601	$41,008	$19,528
Del Taco	14,874	—	—
Total capital expenditures	$46,475	$41,008	$19,528
Total depreciation and amortization by segment:
Jack in the Box	$39,895	$46,500	$52,798
Del Taco	16,205	—	—
Total depreciation and amortization	$56,100	$46,500	$52,798
We do not evaluate, manage or measure performance of segments using asset, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.
11. INCOME TAXES
Income taxes consist of the following in each fiscal year (in thousands):

	2022	2021	2020
Current:
Federal	$28,934	$36,051	$19,721
State	9,320	11,793	7,844
	38,254	47,844	27,565
Deferred:
Federal	5,344	4,440	4,625
State	2,513	3,568	537
	7,857	8,008	5,162
Income tax expense from continuing operations	$46,111	$55,852	$32,727

Income tax expense from discontinued operations	$—	$—	$144

A reconciliation of the federal statutory income tax rate to our effective tax rate for continuing operations is as follows:

	2022	2021	2020
Income tax expense at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	5.2%	5.1%	5.3%
Stock compensation tax deficiency (excess tax benefit)	0.1%	(0.5)%	(0.4)%
Benefit of jobs tax credits, net of valuation allowance	(0.6)%	(0.1)%	(0.5)%
Adjustment to state tax provision	—%	0.7%	—%
Nondeductible transaction costs	0.6%	—%	—%
Expense (benefit) related to COLIs	2.1%	(1.5)%	(0.9)%
Officers’ compensation limitation	0.4%	0.5%	2.2%
Other, net	(0.3)%	—%	0.1%
	28.5%	25.2%	26.8%
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each fiscal year-end are presented below (in thousands):

	2022	2021
Deferred tax assets:
Operating and finance lease liabilities	$340,317	$237,509
Accrued defined benefit pension and postretirement benefits	19,090	28,837
Accrued legal settlements	15,158	2,378
Deferred income	13,524	12,083
Accrued insurance	8,339	5,389
Share-based compensation	5,094	4,039
Tax loss and tax credit carryforwards	4,399	3,129
Accrued incentive compensation	2,402	3,455
Other reserves and allowances	1,627	1,672
Accrued compensation expense	1,329	710
Property and equipment, net of impairment	—	5,922
Other, net	2,319	3,424
Total gross deferred tax assets	413,598	308,547
Valuation allowance	(1,140)	(1,349)
Total net deferred tax assets	412,458	307,198
Deferred tax liabilities:
Operating and finance lease ROU assets	(349,903)	(242,038)
Intangible assets	(87,165)	(11,349)
Property and equipment, principally due to differences in depreciation	(5,656)	—
Investment basis limitation	(6,010)	—
Other	(1,408)	(2,294)
Total gross deferred tax liabilities	(450,142)	(255,681)
Net deferred tax (liabilities) assets	$(37,684)	$51,517
Deferred tax assets as of October 2, 2022 include federal and state gross net operating loss carryforwards of approximately $24.6 million, of which $19.2 million has an indefinite carryforward. The remainder will expire at various times between 2023 and 2042. At October 2, 2022, we recorded a valuation allowance of $1.1 million related to state tax credits, which decreased from the $1.3 million at October 3, 2021 due to the release of the valuation allowance on California Enterprise Zone Credits. We believe it is more likely than not that these credit carryforwards will not be realized and that all other deferred tax assets will be realized through future taxable income or alternative tax strategies.
The major jurisdictions in which the Company files income tax returns includes the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for fiscal year 2019 and forward. The statutes of limitations for California and Texas, which constitutes the Company's major state tax jurisdictions, have not expired for fiscal years 2018 and forward.

12. RETIREMENT PLANS
We sponsor programs that provide retirement benefits to our employees. These programs include defined contribution plans, defined benefit pension plans, and postretirement healthcare plans.
Defined contribution plans — We maintain two qualified savings plans pursuant to Section 401(k) of the Internal Revenue Code (“IRC”). The plans allows all employees who meet certain age and minimum service requirements to defer a percentage of their pay on a pre-tax basis. Our contributions under these plans were $2.1 million in fiscal 2022, and $1.6 million in fiscal years 2021 and 2020, respectively.
We also maintain an unfunded, non-qualified deferred compensation plan for key executives and other members of management whose compensation deferrals or company matching contributions to the qualified savings plan are limited due to IRC rules. Effective January 1, 2016, this non-qualified plan was amended to replace the company matching contribution with an annual restoration match that is intended to “restore” up to the full match for participants whose elective deferrals (and related company matching contributions) to the qualified savings plan were limited due to IRC rules. A participant’s right to the Company restoration match vests immediately. This plan allows participants to defer up to 50% of their salary and 85% of their bonus, on a pre-tax basis. Our contributions under the non-qualified deferred compensation plan were less than $0.1 million in fiscal years 2022, and 2021, respectively and $0.3 million in 2020.
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
In the fourth quarter of fiscal 2019, the Company amended its Qualified Plan to add a limited lump sum payment window whereby certain terminated participants with a vested pension benefit could elect to receive either an immediate lump sum or a monthly annuity payment of their accrued benefit. As a result of the offering, the Company’s Qualified Plan paid $122.3 million from its plan assets to those who accepted the offer, thereby reducing the plan’s pension benefit obligation (“PBO”). The transaction had no cash impact to the Company but did result in a non-cash settlement charge of $38.6 million in the first quarter of fiscal 2020. Routine lump sum payments made in the second, third and fourth quarters of fiscal 2020 resulted in additional non-cash settlement charges totaling $0.6 million.
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

Obligations and funded status — The following table provides a reconciliation of the changes in benefit obligations, plan assets, and funded status of our retirement plans for each fiscal year (in thousands):

	Qualified Plan		SERP		Postretirement Health Plans
	2022	2021	2022	2021	2022	2021
Change in benefit obligation:
Obligation at beginning of year	$410,053	$412,573	$75,225	$78,971	$17,162	$20,965
Interest cost	12,506	12,558	2,173	2,169	489	563
Participant contributions	—	—	—	—	92	112
Actuarial (gain) loss	(114,999)	(785)	(14,830)	(672)	(4,062)	(3,525)
Benefits paid	(14,218)	(14,293)	(5,677)	(5,243)	(1,204)	(1,044)
Other	—	—	—	—	100	91
Obligation at end of year	$293,342	$410,053	$56,891	$75,225	$12,577	$17,162
Change in plan assets:
Fair value at beginning of year	$409,708	$365,510	$—	$—	$—	$—
Actual (loss) return on plan assets	(91,539)	58,491	—	—	—	—
Participant contributions	—	—	—	—	92	112
Employer contributions	—	—	5,677	5,243	1,012	841
Benefits paid	(14,218)	(14,293)	(5,677)	(5,243)	(1,204)	(1,044)
Other	—	—	—	—	100	91
Fair value at end of year	$303,951	$409,708	$—	$—	$—	$—
Funded (unfunded) status at end of year	$10,609	$(345)	$(56,891)	$(75,225)	$(12,577)	$(17,162)
Amounts recognized on the balance sheet:
Noncurrent assets	$10,609	$—	$—	$—	$—	$—
Current liabilities	—	—	(5,213)	(5,216)	(1,081)	(1,115)
Noncurrent liabilities	—	(345)	(51,678)	(70,009)	(11,496)	(16,047)
Total asset (liability) recognized	$10,609	$(345)	$(56,891)	$(75,225)	$(12,577)	$(17,162)
Amounts in AOCI not yet reflected in net periodic benefit cost:
Unamortized actuarial loss (gain), net	$101,372	$108,922	$15,979	$32,475	$(10,781)	$(7,359)
Unamortized prior service cost	—	—	34	53	—	—
Total	$101,372	$108,922	$16,013	$32,528	$(10,781)	$(7,359)
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial gain	$(5,357)	$(39,936)	$(14,830)	$(672)	$(4,062)	$(3,526)
Amortization of actuarial (loss) gain	(2,193)	(3,510)	(1,666)	(1,743)	640	341
Amortization of prior service cost	—	—	(19)	(19)	—	—
Total recognized in OCI	(7,550)	(43,446)	(16,515)	(2,434)	(3,422)	(3,185)
Net periodic benefit (credit) cost	(3,404)	(3,272)	3,858	3,931	(151)	222
Total recognized in comprehensive income	$(10,954)	$(46,718)	$(12,657)	$1,497	$(3,573)	$(2,963)
Amounts in AOCI expected to be amortized in fiscal 2023 net periodic benefit cost:
Net actuarial loss (gain)	$2,349		$718		$(932)
Prior service cost	—		19		—
Total	$2,349		$737		$(932)
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

As of October 2, 2022 the Qualified Plan’s ABO was less than the fair value of its plan assets whereas as of October 3, 2021, the Qualified Plan’s ABO exceeded the fair value of its plan assets. The SERP is an unfunded plan and, as such, had no plan assets as of October 2, 2022 and October 3, 2021. The following sets forth the PBO, ABO, and fair value of plan assets of our pension plans as of the measurement date in each fiscal year (in thousands):

	2022	2021
Qualified Plan:
Projected benefit obligation	$293,342	$410,053
Accumulated benefit obligation	$293,342	$410,053
Fair value of plan assets	$303,951	$409,708
SERP:
Projected benefit obligation	$56,891	$75,225
Accumulated benefit obligation	$56,891	$75,225
Fair value of plan assets	$—	$—
Net periodic benefit cost — The components of the fiscal year net periodic benefit cost were as follows (in thousands):

	2022	2021	2020
Qualified Plan:
Interest cost	$12,506	$12,558	$13,377
Expected return on plan assets	(18,103)	(19,340)	(19,578)
Pension settlements	—	—	39,218
Actuarial loss	2,193	3,510	3,644
Net periodic benefit (credit) cost	$(3,404)	$(3,272)	$36,661
SERP:
Interest cost	$2,173	$2,169	$2,499
Actuarial loss	1,666	1,743	1,652
Amortization of unrecognized prior service cost	19	19	85
Net periodic benefit cost	$3,858	$3,931	$4,236
Postretirement health plans:
Interest cost	$489	$563	$807
Actuarial (gain) loss	(640)	(341)	18
Net periodic benefit (credit) cost	$(151)	$222	$825
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

Assumptions — We determine our actuarial assumptions on an annual basis. In determining the present values of our benefit obligations and net periodic benefit costs as of and for the fiscal years ended October 2, 2022, October 3, 2021, and September 27, 2020, we used the following weighted-average assumptions:

	2022	2021	2020
Assumptions used to determine benefit obligations (1):
Qualified Plan:
Discount rate	5.63%	3.11%	3.10%
SERP:
Discount rate	5.80%	2.99%	2.84%
Rate of future pay increases (2)	N/A	N/A	N/A
Postretirement health plans:
Discount rate	5.82%	2.95%	2.77%
Assumptions used to determine net periodic benefit cost (3):
Qualified Plan:
Discount rate (4)	3.11%	3.10%	3.36%
Long-term rate of return on assets (5)	4.50%	5.40%	5.80%
SERP:
Discount rate	2.99%	2.84%	3.24%
Rate of future pay increases (2)	N/A	N/A	3.50%
Postretirement health plans:
Discount rate	2.95%	2.77%	3.24%
________________________
(1)Determined as of end of year.
(2)Rate is not applicable as there are no active employees as of fiscal year end 2020, 2021 and 2022.
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
The assumed discount rate and expected long-term rate of return on assets have a significant effect on amounts reported for our pension and postretirement plans. If the discount rate and long-term rate of return used were decreased by a quarter percentage point, fiscal 2022 earnings before income taxes would have decreased by $0.1 million and decreased by $1.0 million, respectively.
For measurement purposes, the weighted-average assumed health care cost trend rates for our postretirement health plans were as follows for each fiscal year:

	2022	2021	2020
Healthcare cost trend rate for next year:
Participants under age 65	6.25%	6.50%	6.75%
Participants age 65 or older	5.75%	6.00%	6.25%
Rate to which the cost trend rate is assumed to decline:
Participants under age 65	4.50%	4.50%	4.50%
Participants age 65 or older	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate:
Participants under age 65	2030	2030	2030
Participants age 65 or older	2028	2028	2028

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
Plan assets — Our investment philosophy is to (1) protect the corpus of the fund; (2) establish investment objectives that will allow the market value to exceed the present value of the vested and unvested liabilities over time; while (3) obtaining adequate investment returns to protect benefits promised to the participants and their beneficiaries. Our asset allocation strategy utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk. We regularly monitor our asset allocation, and senior financial management and the Finance Committee of the Board of Directors review performance results quarterly. We continually review our target asset allocation for our Qualified Plan and when changes are made, we reallocate our plan assets over a period of time, as deemed appropriate by senior financial management, to achieve our target asset allocation. Our plan asset allocation at the end of fiscal 2022 and target allocations were as follows:

	2022	Target	Minimum	Maximum
Cash & cash equivalents	1%	1%	—%	—%
Domestic equities	11%	11%	5%	17%
International equities	11%	11%	5%	17%
Core fixed funds	57%	64%	57%	71%
High yield	2%	2%	—%	5%
Alternative investments	4%	4%	—%	8%
Real estate	7%	—%	—%	5%
Real return bonds	7%	7%	—%	14%
	100%	100%

The Company measures its defined benefit plan assets and obligations as of the month-end date closest to its fiscal year end, which is a practical expedient under FASB authoritative guidance. The fair values of the Qualified Plan’s assets by asset category are as follows (in thousands):

		Total	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Items Measured at Fair Value at September 30, 2022:
Asset Category:
Cash and cash equivalents	(1)	$2,267	$—	$2,267	$—
Equity:
U.S.	(2)	33,659	33,659	—	—
International	(3),(4)	32,807	16,557	—	—
Fixed income:
Investment grade	(5)	193,426	20,138	173,288	—
High yield	(6)	6,970	6,970	—	—
Alternatives	(4),(7)	12,061	—	—	—
Real estate	(4),(8)	22,761	—	—	—
		$303,951	$77,324	$175,555	$—
Items Measured at Fair Value at September 30, 2021:
Asset Category:
Cash and cash equivalents	(1)	$1,969	$—	$1,969	$—
Equity:
U.S.	(2)	66,921	66,921	—	—
International	(3),(4)	63,087	31,128	—	—
Fixed income:
Investment grade	(5)	219,295	20,701	198,594	—
High yield	(6)	10,156	10,156	—	—
Alternatives	(4),(7)	26,519	—	—	—
Real estate	(4),(8)	21,761	—	—	—
		$409,708	$128,906	$200,563	$—
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

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum requirement. We do not anticipate making any contributions to our Qualified Plan in fiscal 2023. Contributions expected to be paid in the next fiscal year, the projected benefit payments for each of the next five fiscal years, and the total aggregate amount for the subsequent five fiscal years are as follows (in thousands):

	Defined Benefit Plans	Postretirement Health Plans
Estimated net contributions during fiscal 2023	$5,213	$1,112
Estimated future year benefit payments during fiscal years:
2023	$20,784	$1,112
2024	$20,868	$1,127
2025	$21,185	$1,137
2026	$21,685	$1,139
2027	$22,190	$1,135
2028-2032	$117,216	$5,383
We will continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and economic environment. Expected benefit payments are based on the same assumptions used to measure our benefit obligations at October 2, 2022 and include estimated future employee service, if applicable.
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
Our Amended and Restated 2004 Stock Incentive Plan authorizes the issuance of up to 11,600,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, or performance units to our employees and directors. There were 1,479,033 shares of common stock available for future issuance under this plan as of October 2, 2022.
In connection with the Merger Agreement, on the Closing Date, the Company assumed the Del Taco Restaurants, Inc. 2015 Omnibus Incentive Plan which authorized the issuance of common shares in connection with the granting of stock options, stock appreciation rights, restricted stock and restricted stock units, or performance awards to their employees, directors, and consultants. There were 174,553 shares of common stock available for future issuance under this plan as of October 2, 2022.
We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The deferred amounts are converted to stock equivalents. The plan requires settlement in shares of our common stock based on the number of stock equivalents and dividend equivalents at the time of a participant’s separation from the Board of Directors. This plan provides for the issuance of up to 350,000 shares of common stock in connection with the crediting of stock equivalents. There were 142,918 shares of common stock available for future issuance under this plan as of October 2, 2022.
Compensation expense — The components of share-based compensation expense, included within “Selling, general, and administrative expenses” in our consolidated statements of earnings, in each fiscal year are as follows (in thousands):

	2022	2021	2020
Nonvested stock units	$4,544	$2,969	$3,526
Stock options	19	25	351
Performance share awards	1,835	830	254
Nonvested restricted stock awards	434	—	—
Non-management directors’ deferred compensation	290	224	263
Total share-based compensation expense	$7,122	$4,048	$4,394

Nonvested restricted stock units — Nonvested restricted stock units (“RSUs”) are generally issued to employees and non-employee directors. Grants to executive officers of time-vesting RSUs vest ratably over four years and are subject to a stock holding requirement of 50% of after-tax net shares resulting from the vesting of RSUs and must be held until the multiple of base salary stock ownership is met. There were 75,791 of such RSUs outstanding as of October 2, 2022. RSUs issued to non-management directors vest 12 months from the date of grant, or upon termination of board service, including RSUs for which the director elected to defer receipt until termination of board service, and totaled 74,830 units outstanding as of October 2, 2022. RSUs issued to certain other employees either cliff vest or vest ratably over three years and totaled 85,985 units outstanding as of October 2, 2022. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date discounted by the present value of the expected dividend stream over the vesting period.
The following is a summary of RSU activity for fiscal 2022:

	Shares	Weighted- Average Grant Date Fair Value
RSUs outstanding at October 3, 2021	141,197	$76.84
Granted	130,862	$78.28
Released	(28,600)	$89.02
Forfeited	(6,853)	$83.34
RSUs outstanding at October 2, 2022	236,606	$75.98
As of October 2, 2022, there was approximately $9.5 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 2.4 years. The weighted-average grant date fair value of awards granted was $78.28, $95.44, and $73.94 in fiscal years 2022, 2021, and 2020, respectively. In fiscal years 2022, 2021, and 2020, the total fair value of RSUs that vested and were released was $2.5 million, $4.3 million, and $8.7 million, respectively.
Modification of RSU awards — In fiscal 2020, we entered into a Retention, Transition and Separation Agreement with our former Chairman and Chief Executive Officer, which sets forth the terms of his transition and certain benefits he is eligible to receive, pro-rated through the duration of the transition period, which included vesting of his final tranche of unvested restricted stock units remaining under his November 2015 restricted stock unit award scheduled to vest in November 2020. Consequently, 23,128 shares vested on his last day of employment on July 31, 2020. This was accounted for as an equity award modification under ASC Topic 718, and as the fair value of the modified award was less than previously recognized compensation, no incremental compensation costs were recorded by the Company.
Stock options — Option grants have contractual terms of seven years and employee options vest over a three-year period. Options may vest sooner upon retirement from the Company for employees meeting certain age and years of service thresholds. All option grants provide for an option exercise price equal to the closing market value of the common stock on the date of grant.
The following is a summary of stock option activity for fiscal 2022:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 3, 2021	33,117	$92.44
Granted	—	N/A
Exercised	(667)	$75.23
Forfeited	—	N/A
Expired	—	N/A
Options outstanding at October 2, 2022	32,450	$92.80	2.33	$—
Options exercisable at October 2, 2022	29,446	$94.59	2.14	$—
The aggregate intrinsic value in the table above is the amount by which the current market price of our stock on October 2, 2022 exceeds the weighted-average exercise price.

We use a valuation model to determine the fair value of options granted that requires the input of highly subjective assumptions, including the expected volatility of the stock price. The following table presents the weighted-average assumptions used for stock option grants in each fiscal year, along with the related weighted-average grant date fair value:

	2022 (1)	2021 (1)	2020
Risk-free interest rate	N/A	N/A	1.7%
Expected dividends yield	N/A	N/A	2.1%
Expected stock price volatility	N/A	N/A	28.1%
Expected life of options (in years)	N/A	N/A	3.47
Weighted-average grant date fair value	N/A	N/A	$13.97
________________________
(1)No stock option awards were granted in fiscal 2022 or fiscal 2021.
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
As of October 2, 2022, there was less than $0.1 million of total unrecognized compensation cost related to stock options grants that is expected to be recognized over a weighted-average period of 0.2 years. The total intrinsic value of stock options exercised was less than $0.1 million, $1.6 million, and $0.7 million in fiscal years 2022, 2021, and 2020, respectively.
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
The following is a summary of performance share award activity for fiscal 2022:

	Shares	Weighted- Average Grant Date Fair Value
Performance share awards outstanding at October 3, 2021	35,097	$79.92
Granted	37,822	$78.95
Issued	(6,905)	$82.80
Forfeited	—	$—
Performance adjustments	(632)	$70.56
Performance share awards outstanding at October 2, 2022	65,382	$79.14
As of October 2, 2022, there was approximately $2.7 million of total unrecognized compensation cost related to performance share awards, which is expected to be recognized over a weighted-average period of 1.8 years. The weighted-average grant date fair value of awards granted was $78.95, $88.88, and $81.02 in fiscal years 2022, 2021, and 2020, respectively. The total fair value of awards that became fully vested during fiscal years 2022, 2021, and 2020 was $0.1 million, $0.6 million, and $0.5 million, respectively.
Nonvested restricted stock awards — As part of the Merger Agreement, on the Closing Date, the Company assumed Del Taco’s historical equity compensation plans. The awards under Del Taco’s historical equity compensation plans that were not subject to accelerated vesting were exchanged for replacement awards of the Company, which included Del Taco’s non-accelerating restricted stock awards. Immediately following the Merger, these replacement awards were modified to accelerate the remaining vesting period to be one year following the Closing Date, other than the awards already scheduled to vest on June 30, 2022.

The following is a summary of nonvested restricted stock awards for fiscal 2022:

	Shares	Weighted- Average Grant Date Fair Value
Restricted stock awards outstanding at October 3, 2021	—	$—
Granted	21,152	$82.33
Issued	(8,368)	$82.33
Forfeited	(8,114)	$82.33
Restricted stock awards outstanding at October 2, 2022	4,670	$82.33
As of October 2, 2022, there was approximately $0.2 million of total unrecognized compensation cost related to nonvested stock awards, which is expected to be recognized over a weighted-average period of 0.4 years. The weighted-average grant date fair value of awards granted was $82.33 in fiscal 2022. The total fair value of awards that vested and were released during fiscal 2022 was $0.7 million.
Non-management directors’ deferred compensation — All awards outstanding under our directors’ deferred compensation plan are accounted for as equity-based awards and deferred amounts are converted into stock equivalents based on a per share price equal to the average of the closing price of our common stock for the 10 trading days immediately preceding the date the deferred compensation is credited to the director’s account. During fiscal 2022 and 2021, no shares of common stock were issued in connection with director retirements. During fiscal 2020, 204 shares of common stock were issued in connection with director retirements with a fair value of less than $0.1 million.
The following is a summary of the stock equivalent activity for fiscal 2022:

	Stock Equivalents	Weighted- Average Grant Date Fair Value
Stock equivalents outstanding at October 3, 2021	109,463	$43.06
Deferred directors’ compensation	3,438	$84.35
Dividend equivalents	3,373	$77.44
Stock equivalents outstanding at October 2, 2022	116,274	$45.28
14. STOCKHOLDERS’ DEFICIT
Repurchases of common stock — In fiscal 2022, the Company purchased 0.3 million shares of its common stock for an aggregate cost of $25.0 million. As of October 2, 2022, there was $175.0 million remaining amount under share repurchase programs authorized by the Board of Directors which expires in November 2023.
Dividends — In fiscal 2022, the Board of Directors declared four cash dividends of $0.44, respectively, totaling $37.2 million. Future dividends are subject to approval by our Board of Directors.
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

The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding in each fiscal year (in thousands):

	2022	2021	2020
Weighted-average shares outstanding — basic	21,195	22,402	23,125
Effect of potentially dilutive securities:
Nonvested stock awards and units	47	62	137
Stock options	1	9	—
Performance share awards	2	5	7
Weighted-average shares outstanding — diluted	21,245	22,478	23,269
Excluded from diluted weighted-average shares outstanding:
Antidilutive	23	29	318
Performance conditions not satisfied at the end of the period	61	25	14
16. COMMITMENTS AND CONTINGENCIES
Purchase commitments — Jack in the Box and Del Taco have long-term beverage supply agreements with certain major beverage vendors, which provide fountain products and marketing support funding to the Company and its franchisees. These agreements require minimum purchases of fountain beverage syrup by the Company and its franchisees at agreed upon prices until the total volume commitments have been reached. Based on current pricing and ratio of usage at company-operated to franchised restaurants as of October 2, 2022, total beverage purchase requirements under these agreements is estimated to be approximately $75.2 million over the next seven years.
We also have entered into various arrangements with vendors providing information technology services with no early termination fees. The Company’s unconditional purchase obligations on these contracts total approximately $6.7 million over the next four years.
Legal matters — We assess contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of October 2, 2022, the Company had accruals of $59.2 million for all of its legal matters in aggregate, presented within “Accrued liabilities” on our consolidated balance sheet. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. We regularly review contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. As of October 2, 2022, we estimate the aggregate range of reasonably possible losses, in excess of amounts accrued for these matters as of such date, to be up to approximately $6.5 million, excluding interest and attorney fees. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure and the ultimate amount of loss may differ materially from these estimates in the near term.
Gessele v. Jack in the Box Inc. — In August 2010, five former Jack in the Box employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that Jack in the Box failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. The parties participated in a voluntary mediation on March 16, 2020, but the matter did not settle. On October 24, 2022, a jury awarded plaintiffs approximately $6.4 million in damages and penalties, in addition to interest and attorney fees to be determined by the court at a later date. The Company continues to dispute liability and the damage award and will defend against both through post-trial motions and all other available appellate remedies.

Torrez — In March 2014, a former Del Taco employee filed a purported Private Attorneys General Act claim and class action alleging various causes of action under California’s labor, wage, and hour laws. The plaintiff generally alleges Del Taco did not appropriately provide meal and rest breaks and failed to pay wages and reimburse business expenses to its California non-exempt employees. On November 12, 2021, the court granted, in part, the plaintiff's motion for class certification. The parties participated in a voluntary mediation on May 24, 2022 and June 3, 2022. On June 4, 2022, we entered into a Settlement Memorandum of Understanding (the “Agreement”) which obligates the Company to pay a gross settlement amount of $50.0 million, for which in exchange we will be released from all claims by the parties. The Agreement contains no admission of wrongdoing and is contingent upon various conditions, including, but not limited to, court approvals. There can be no assurance that the Agreement will be approved by the court nor upheld if challenged on appeal. As of October 2, 2022, the Company has accrued the settlement amount, included within “Accrued liabilities” on our consolidated balance sheet.
J&D Restaurant Group — On April 17, 2019, the trustee for a bankrupt former franchisee filed a complaint seeking to recover assets in the form of actual and exemplary damages for the bankruptcy trust and generally alleging the Company wrongfully terminated the franchise agreements and unreasonably denied two perspective purchasers that the former franchisee presented. The parties participated in a mediation in April 2021, but the matter did not settle. Trial in this matter is currently set for January 2023, with the parties scheduled to participate in another court ordered mediation in December 2022.
Other legal matters — In addition to the matters described above, we are subject to normal and routine litigation brought by former or current employees, customers, franchisees, vendors, landlords, shareholders, or others. We intend to defend ourselves in any such matters. Some of these matters may be covered, at least in part, by insurance or other third-party indemnity obligation. We record receivables from third party insurers when recovery has been determined to be probable.
Lease guarantees — We remain contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of October 2, 2022, the maximum potential liability of future undiscounted payments under these leases is approximately $23.5 million. The lease terms extend for a maximum of approximately 15 more years and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.
17. SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	2022	2021	2020
Cash paid during the year for:
Income tax payments	$33,819	$48,200	$29,360
Interest, net of amounts capitalized	$70,475	$60,413	$68,612

Non-cash investing and financing transactions:
Increase in notes and accounts receivable from the sale of restaurant properties	$10,001	$—	$—
Increase in dividends accrued or converted to common stock equivalents	$275	$232	$117
Consideration for franchise acquisitions	$297	$1,305	$859
Increase (decrease) in obligations for purchases of property and equipment	$1,637	$1,755	$(2,696)
Decrease in obligations for treasury stock repurchases	$—	$—	$(2,025)

18. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION (in thousands)

	October 2, 2022	October 3, 2021
Accounts and other receivables, net:
Trade	$90,105	$75,273
Notes receivable, current portion	8,643	1,467
Income tax receivable	878	1,157
Other	10,152	2,730
Allowance for doubtful accounts	(5,975)	(6,292)
	$103,803	$74,335
Other assets, net:
Company-owned life insurance policies	$108,924	$123,566
Deferred rent receivable	43,891	46,234
Franchise tenant improvement allowances	32,429	34,124
Notes receivable, less current portion	11,624	4,544
Other	29,701	15,970
	$226,569	$224,438
Accrued liabilities:
Legal accruals	$59,165	$7,540
Payroll and related taxes	43,837	34,649
Sales and property taxes	30,947	23,174
Insurance	32,272	21,218
Deferred rent income	18,525	17,892
Advertising	11,028	13,097
Deferred franchise fees and development fees	5,647	4,949
Other	52,511	25,898
	$253,932	$148,417
Other long-term liabilities:
Defined benefit pension plans	$51,679	$70,354
Deferred franchise and development fees	40,802	36,571
Other	42,213	49,417
	$134,694	$156,342

19. SUBSEQUENT EVENTS
On November 18, 2022, the Board of Directors declared a cash dividend of $0.44 per share, to be paid on December 22, 2022 to shareholders of record as of the close of business on December 7, 2022. Future dividends will be subject to approval by our Board of Directors.