Form 10-Q
period 2023-01-22
JACK IN THE BOX INC
filed 2023-03-01
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 22, 2023
or
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
Yes  ☐    No  ☑
As of the close of business February 23, 2023, 20,600,388 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	January 22, 2023	October 2, 2022
ASSETS
Current assets:
Cash	$153,846	$108,890
Restricted cash	27,772	27,150
Accounts and other receivables, net	56,987	103,803
Inventories	5,070	5,264
Prepaid expenses	11,247	16,095
Current assets held for sale	4,600	17,019
Other current assets	4,828	4,772
Total current assets	264,350	282,993
Property and equipment:
Property and equipment, at cost	1,251,566	1,228,916
Less accumulated depreciation and amortization	(826,928)	(810,752)
Property and equipment, net	424,638	418,164
Other assets:
Operating lease right-of-use assets	1,327,654	1,332,135
Intangible assets, net	11,951	12,324
Trademarks	283,500	283,500
Goodwill	359,511	366,821
Other assets, net	235,414	226,569
Total other assets	2,218,030	2,221,349
	$2,907,018	$2,922,506
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$30,110	$30,169
Current operating lease liabilities	168,946	171,311
Accounts payable	37,519	66,271
Accrued liabilities	224,740	253,932
Total current liabilities	461,315	521,683
Long-term liabilities:
Long-term debt, net of current maturities	1,793,395	1,799,540
Long-term operating lease liabilities, net of current portion	1,177,309	1,165,097
Deferred tax liabilities	42,084	37,684
Other long-term liabilities	135,983	134,694
Total long-term liabilities	3,148,771	3,137,015
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,617,362 and 82,580,599 issued, respectively	826	826
Capital in excess of par value	511,924	508,323
Retained earnings	1,886,980	1,842,947
Accumulated other comprehensive loss	(53,493)	(53,982)
Treasury stock, at cost, 62,019,871 and 61,799,221 shares, respectively	(3,049,305)	(3,034,306)
Total stockholders’ deficit	(703,068)	(736,192)
	$2,907,018	$2,922,506

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	January 22, 2023	January 23, 2022
Revenues:
Company restaurant sales	$270,191	$120,056
Franchise rental revenues	108,830	103,099
Franchise royalties and other	76,390	60,755
Franchise contributions for advertising and other services	71,685	60,801
	527,096	344,711
Operating costs and expenses, net:
Food and packaging	81,933	37,537
Payroll and employee benefits	88,641	39,725
Occupancy and other	51,371	20,877
Franchise occupancy expenses	67,224	63,983
Franchise support and other costs	1,877	3,911
Franchise advertising and other services expenses	74,570	63,308
Selling, general and administrative expenses	50,142	25,029
Depreciation and amortization	19,402	12,496
Pre-opening costs	331	310
Other operating (income) expenses, net	(5,501)	3,843
Gains on the sale of company-operated restaurants	(3,825)	(48)
	426,165	270,971
Earnings from operations	100,931	73,740
Other pension and post-retirement expenses, net	2,144	93
Interest expense, net	26,148	20,187
Earnings before income taxes	72,639	53,460
Income taxes	19,385	14,190
Net earnings	$53,254	$39,270

Earnings per share:
Basic	$2.55	$1.85
Diluted	$2.54	$1.85

Cash dividends declared per common share	$0.44	$0.44

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 22, 2023	January 23, 2022
Net earnings	$53,254	$39,270
Other comprehensive income:
Actuarial losses and prior service costs reclassified to earnings	664	996
	664	996
Tax effect	(175)	(258)
Other comprehensive income, net of taxes	489	738

Comprehensive income	$53,743	$40,008

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 22, 2023	January 23, 2022
Cash flows from operating activities:
Net earnings	$53,254	$39,270
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	19,402	12,496
Amortization of franchise tenant improvement allowances and incentives	1,215	1,234
Deferred finance cost amortization	1,616	1,722
Tax deficiency from share-based compensation arrangements	143	38
Deferred income taxes	3,385	2,317
Share-based compensation expense	3,534	1,018
Pension and post-retirement expense	2,144	93
(Gains) losses on cash surrender value of company-owned life insurance	(6,631)	579
Gains on the sale of company-operated restaurants	(3,825)	(48)
Gains on the disposition of property and equipment, net	(10,009)	(617)
Impairment charges and other	483	919
Changes in assets and liabilities, excluding acquisitions:
Accounts and other receivables	37,813	19,910
Inventories	194	(351)
Prepaid expenses and other current assets	6,953	2,720
Operating lease right-of-use assets and lease liabilities	11,281	10,218
Accounts payable	(31,285)	(5,218)
Accrued liabilities	(24,677)	(47,849)
Pension and post-retirement contributions	(1,688)	(2,075)
Franchise tenant improvement allowance and incentive disbursements	(527)	(1,166)
Other	(303)	(1,159)
Cash flows provided by operating activities	62,472	34,051
Cash flows from investing activities:
Purchases of property and equipment	(24,028)	(9,401)
Proceeds from the sale of property and equipment	22,103	2,245
Proceeds from the sale and leaseback of assets	—	1,576
Proceeds from the sale of company-operated restaurants	17,609	48
Other	—	(1,305)
Cash flows provided by (used in) investing activities	15,684	(6,837)
Cash flows from financing activities:
Principal repayments on debt	(7,557)	(223)
Payment of debt issuance costs	—	(2,090)
Dividends paid on common stock	(9,154)	(9,257)
Proceeds from issuance of common stock	—	49
Repurchases of common stock	(14,999)	—
Payroll tax payments for equity award issuances	(868)	(795)
Cash flows used in financing activities	(32,578)	(12,316)
Net increase in cash and restricted cash	45,578	14,898
Cash and restricted cash at beginning of period	136,040	73,568
Cash and restricted cash at end of period	$181,618	$88,466

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
As of January 22, 2023, there were 140 company-operated and 2,046 franchise-operated Jack in the Box restaurants and 273 company-operated and 319 franchise-operated Del Taco restaurants.
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
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended October 2, 2022 (“2022 Form 10-K”). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our 2022 Form 10-K.
In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for these interim periods have been included. Operating results for one interim period are not necessarily indicative of the results for any other interim period or for the full year.
Fiscal year — The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Our Del Taco subsidiary operates on a fiscal year ending the Tuesday closest to September 30. Fiscal years 2023 and 2022 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2023 and 2022 refer to the 16 weeks (“quarter”) ended January 22, 2023 and January 23, 2022, respectively, unless otherwise indicated.
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
Advertising costs — We administer marketing funds at each of our restaurant brands that include contractual contributions. In 2023 and 2022, marketing fund contributions from Jack in the Box franchise and company-operated restaurants were approximately 5.0% of sales, and marketing fund contributions from Del Taco franchise and company-operated restaurants were approximately 4.0% of sales. Year-to-date incremental contributions made by the Company were less than $0.1 million in 2023. No incremental contributions were made in 2022.
Total contributions made by the Company are included in “Selling, general, and administrative expenses” in the accompanying condensed consolidated statements of earnings and for the quarter totaled $12.2 million and $6.1 million in 2023 and 2022, respectively.
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
The following table summarizes the activity in our allowance for doubtful accounts (in thousands):

	Sixteen Weeks Ended
	January 22, 2023	January 23, 2022
Balance as of beginning of period	$(5,975)	$(6,292)
Provision for expected credit losses	1,445	(1,036)
Balance as of end of period	$(4,530)	$(7,328)

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
Disaggregation of revenue — The following table disaggregates revenue by segment and primary source for the quarter ended January 22, 2023 (in thousands):

	Sixteen Weeks Ended
	Jack in the Box	Del Taco	Total
Company restaurant sales	$126,142	$144,049	$270,191
Franchise rental revenues	106,096	2,734	108,830
Franchise royalties	67,569	6,934	74,503
Marketing fees	60,344	5,654	65,998
Technology and sourcing fees	4,969	718	5,687
Franchise fees and other services	1,797	90	1,887
Total revenue	$366,917	$160,179	$527,096
The following table disaggregates revenue by segment and primary source for the quarter ended January 23, 2022 (in thousands):

	Sixteen Weeks Ended
	Jack in the Box	Del Taco	Total
Company restaurant sales	$120,056	$—	$120,056
Franchise rental revenues	103,099	—	103,099
Franchise royalties	57,648	—	57,648
Marketing fees	55,801	—	55,801
Technology and sourcing fees	5,000	—	5,000
Franchise fees and other services	3,107	—	3,107
Total revenue	$344,711	$—	$344,711
In October 2022, a franchise operator paid the Company $7.3 million in order to sell his restaurants to a new franchisee at the current standard royalty rate, which is lower than the royalty rate in the existing franchise agreements. The payment represented the difference between the existing royalty rate and the new royalty rate based on projected future sales for the remaining term of the existing agreements. The payment is non-refundable and not subject to any adjustments based on actual future sales. The Company determined the transaction represented the termination of the existing agreement rather than the transfer of an agreement between franchisees. As such, the $7.3 million was recognized in franchise royalty revenue during the first quarter of 2023.
Contract liabilities — Our contract liabilities consist of deferred revenue resulting from initial franchise and development fees received from franchisees for new restaurant openings or new franchise terms, which are recognized over the franchise term. We classify these contract liabilities as “Accrued liabilities” and “Other long-term liabilities” in our condensed consolidated balance sheets.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of significant changes in our contract liabilities is presented below (in thousands):

	Sixteen Weeks Ended
	January 22, 2023	January 23, 2022
Deferred franchise and development fees at beginning of period	$46,449	$40,435
Revenue recognized	(1,639)	(1,742)
Additions	2,240	680
Deferred franchise and development fees at end of period	$47,050	$39,373
As of January 22, 2023, approximately $6.1 million of development fees related to unopened stores are included in deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and are recognized over the franchise term at the date of opening.
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied as of January 22, 2023 (in thousands):

Remainder of 2023	$3,508
2024	4,897
2025	4,661
2026	4,334
2027	3,976
Thereafter	19,583
$40,959
We have applied the optional exemption, as provided for under ASC Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

3.BUSINESS COMBINATION
On March 8, 2022, the Company acquired 100% of the outstanding equity interest of Del Taco for cash according to the terms and conditions of the Agreement and Plan of Merger, dated as of December 5, 2021. Jack in the Box acquired Del Taco as a part of the Company’s goal to gain greater scale and accelerate growth. Refer to our Annual Report on Form 10-K for the fiscal year ended October 2, 2022 for further discussion regarding the acquisition, including the purchase consideration, purchase price allocation, goodwill and identifiable intangible assets.
Unaudited pro forma results — The following unaudited pro forma combined financial information presents the Company’s results as though Del Taco and the Company had been combined as of the beginning of fiscal year 2021 (in thousands):

	Sixteen Weeks Ended
	January 22, 2023	January 23, 2022
Total revenue	$527,096	$503,036
Net earnings	$53,254	$28,866

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The unaudited pro forma financial information for all periods presented includes the business combination accounting effects resulting from the acquisition, mainly including adjustments to reflect additional amortization expense from acquired intangibles, incremental depreciation expense from the fair value property and equipment, elimination of historical interest expense associated with both Del Taco’s and the Company’s historical indebtedness, additional interest expense associated with the new Del Taco revolving credit facility and the Company’s new borrowings as part of the refinancing to fund the acquisition, adjusted rent expense reflecting the acquired right-of-use assets and liabilities to their estimated acquisition-date values based upon valuation of related lease intangibles and remaining payments, as well as the fair value adjustments made to leasehold improvements, certain material non-recurring adjustments and the tax-related effects as though Del Taco was combined as of the beginning of fiscal 2021. The unaudited pro forma financial information as presented above is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2021, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.
For the sixteen weeks ended January 22, 2023, Del Taco had total revenues of $160.2 million and net earnings of $5.2 million.

4.SUMMARY OF REFRANCHISINGS AND FRANCHISE ACQUISITIONS
Refranchisings — The following table summarizes the number of restaurants sold to franchisees and gains recognized (dollars in thousands):

	Sixteen Weeks Ended
	January 22, 2023	January 23, 2022 (2)
Restaurants sold to Jack in the Box franchisees	5	—
Restaurants sold to Del Taco franchisees	16	—

Proceeds from the sale of company-operated restaurants	$17,609	$48
Net assets sold (primarily property and equipment)	(4,093)	—
Goodwill related to the sale of company-operated restaurants	(7,310)	—
Franchise fees	(577)	—
Sublease liabilities	(1,197)	—
Lease termination	(393)	—
Other (1)	(214)	—
Gains on the sale of company-operated restaurants	$3,825	$48
________________________
(1)Amount in 2023 includes $0.2 million related to prior year refranchising transactions.
(2)Amount in 2022 relates to additional proceeds received in connection with the extension of franchise and lease agreements from the sale of restaurants in prior years.
Franchise acquisitions — In 2023, we did not acquire any franchise restaurants. In 2022, we acquired four Jack in the Box franchise restaurants. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). These acquisitions were not material to our condensed consolidated financial statements.
Assets held for sale — Assets classified as held for sale on our condensed consolidated balance sheets as of January 22, 2023 and January 23, 2022, primarily relate to closed restaurant properties and owned properties which we are actively marketing for sale and/or sales and leaseback within the next 12 months with carrying amounts of $4.6 million and $17.0 million, respectively.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill during fiscal 2023 and 2022 were as follows (in thousands):

	Jack in the Box	Del Taco	Total
Balance at October 2, 2022	$136,099	$230,722	$366,821
Sale of Del Taco company-operated restaurants to franchisees	—	(7,238)	(7,238)
Sale of Jack in the Box company-operated restaurants to franchisees	(72)	—	(72)
Balance at January 22, 2023	$136,027	$223,484	$359,511
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows (in thousands):

	January 22, 2023			October 2, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived intangible assets:
Sublease assets	$2,671	$(214)	$2,457	$2,671	$(139)	$2,532
Franchise contracts	9,700	(476)	9,224	9,700	(311)	9,389
Reacquired franchise rights	376	(106)	270	530	(127)	403
	$12,747	$(796)	$11,951	$12,901	$(577)	$12,324
Indefinite-lived intangible assets:
Del Taco trademark	$283,500	$—	$283,500	$283,500	$—	$283,500
	$283,500	$—	$283,500	$283,500	$—	$283,500
The following table summarizes, as of January 22, 2023, the estimated amortization expense for each of the next five fiscal years (in thousands):

Remainder of 2023	$556
2024	$804
2025	$804
2026	$804
2027	$804

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents rental income (in thousands):

	Sixteen Weeks Ended
	January 22, 2023	January 23, 2022
Operating lease income - franchise	$73,520	$71,357
Variable lease income - franchise	35,235	31,742
Amortization of favorable and unfavorable sublease contracts, net	75	—
Franchise rental revenues	$108,830	$103,099
Operating lease income - closed restaurants and other (1)	$2,240	$1,658
____________________________
(1)Primarily relates to closed restaurant properties included in “Other operating (income) expenses, net” in our condensed consolidated statements of earnings.

7.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (2) (Level 1)	Significant Other Observable Inputs (2) (Level 2)	Significant Unobservable Inputs (2) (Level 3)
Fair value measurements as of January 22, 2023:
Non-qualified deferred compensation plan (1)	$15,992	$15,992	$—	$—
Total liabilities at fair value	$15,992	$15,992	$—	$—
Fair value measurements as of October 2, 2022:
Non-qualified deferred compensation plan (1)	$13,820	$13,820	$—	$—
Total liabilities at fair value	$13,820	$13,820	$—	$—
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
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of January 22, 2023 and October 2, 2022 (in thousands):

	January 22, 2023		October 2, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Series 2019 Class A-2 Notes	$712,313	$652,923	$714,125	$641,851
Series 2022 Class A-2 Notes	$1,083,500	$930,347	$1,089,000	$917,428
The fair value of the Class A-2 Notes was estimated using Level 2 inputs based on quoted market prices in markets that are not considered active markets. As of January 22, 2023, we had $50.0 million of outstanding borrowings under our Variable Funding Notes. The fair value of these loans approximates their carrying value due to the variable rate nature of these borrowings.
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
In connection with our impairment reviews performed during 2023, no material fair value adjustments were required.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.OTHER OPERATING (INCOME) EXPENSES, NET
Other operating (income) expenses, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 22, 2023	January 23, 2022
Acquisition, integration, and restructuring costs (1)	$1,651	$3,013
Costs of closed restaurants and other (2)	2,589	1,072
Accelerated depreciation	268	375
Gains on disposition of property and equipment, net (3)	(10,009)	(617)
	$(5,501)	$3,843
________________________
(1)Acquisition, integration, and restructuring costs are related to the acquisition and integration of Del Taco.
(2)Costs of closed restaurants primarily include impairment charges as a result of our decision to close restaurants, ongoing costs associated with closed restaurants, and canceled project costs.
(3)In 2023, gains on disposition of property and equipment relate to the sale of Jack in the Box restaurant properties to franchisees who were leasing the properties from us prior to the sale.

9.SEGMENT REPORTING
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
We measure and evaluate our segments based on segment revenues and segment profit. Our measure of segment profit excludes depreciation and amortization, share-based compensation, company-owned life insurance (“COLI”) gains/losses, net of changes in our non-qualified deferred compensation obligation supported by these policies, acquisition, integration, and restructuring costs, gains on the sale of company-operated restaurants, and amortization of favorable and unfavorable leases and subleases, net. The following table provides information related to our operating segments in each period (in thousands):

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Sixteen Weeks Ended
	January 22, 2023	January 23, 2022
Revenues by segment:
Jack in the Box	$366,917	$344,711
Del Taco	160,179	—
Consolidated revenues	$527,096	$344,711
Segment operating profit:
Jack in the Box	$104,426	$90,664
Del Taco	12,084	—
Total segment operating profit	$116,510	$90,664
Depreciation and amortization	19,402	12,496
Acquisition, integration, and restructuring costs	1,651	3,013
Share-based compensation	3,534	1,018
Net COLI (gains) losses	(5,724)	445
Gains on the sale of company-operated restaurants	(3,825)	(48)
Amortization of favorable and unfavorable leases and subleases, net	541	—
Earnings from operations	$100,931	$73,740
Total capital expenditures by segment:
Jack in the Box	$15,256	$9,401
Del Taco	8,772	—
Total capital expenditures	$24,028	$9,401
Total depreciation and amortization by segment:
Jack in the Box	$11,029	$12,496
Del Taco	8,373	—
Total depreciation and amortization	$19,402	$12,496
We do not evaluate, manage or measure performance of segments using asset, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.

10.INCOME TAXES
The income tax provisions reflect year-to-date effective tax rate of 26.7%, compared with 26.5% in fiscal year 2022. The major components of the increase in tax rate were non-deductible goodwill decrements in the current year offset by non-taxable gains in the current year versus non-deductible losses in the prior year from the market performance of insurance products used to fund certain non-qualified retirement plans.

11.RETIREMENT PLANS
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net periodic benefit cost — The components of net periodic benefit cost in each period were as follows (in thousands):

	Sixteen Weeks Ended
	January 22, 2023	January 23, 2022
Defined benefit pension plans:
Interest cost	$5,913	$4,517
Expected return on plan assets	(4,648)	(5,570)
Actuarial losses (1)	944	1,187
Amortization of unrecognized prior service costs (1)	6	6
Net periodic benefit cost	$2,215	$140
Post-retirement healthcare plans:
Interest cost	$215	$150
Actuarial gains (1)	(286)	(197)
Net periodic benefit cost	$(71)	$(47)
________________________
(1)Amounts were reclassified from accumulated other comprehensive income into net earnings as a component of “Other pension and post-retirement expenses, net.”
Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of January 1, 2022, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for the Qualified Plan. Details regarding 2023 contributions are as follows (in thousands):

	SERP	Post-Retirement Healthcare Plans
Net year-to-date contributions	$1,311	$377
Remaining estimated net contributions during fiscal 2023	$3,902	$735
We continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. We do not anticipate making any contributions to our Qualified Plan in fiscal 2023.

12.STOCKHOLDERS’ DEFICIT
Summary of changes in stockholders’ deficit — A reconciliation of the beginning and ending amounts of stockholders’ deficit is presented below (in thousands):

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 2, 2022	82,581	$826	$508,323	$1,842,947	$(53,982)	$(3,034,306)	$(736,192)
Shares issued under stock plans, including tax benefit	36	—	—	—	—	—	—
Share-based compensation	—	—	3,534	—	—	—	3,534
Dividends declared	—	—	67	(9,221)	—	—	(9,154)
Purchases of treasury stock	—	—	—	—	—	(14,999)	(14,999)
Net earnings	—	—	—	53,254	—	—	53,254
Other comprehensive income	—	—	—	—	489	—	489
Balance at January 22, 2023	82,617	$826	$511,924	$1,886,980	$(53,493)	$(3,049,305)	$(703,068)

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 3, 2021	82,536	$825	$500,441	$1,764,412	$(74,254)	$(3,009,306)	$(817,882)
Shares issued under stock plans, including tax benefit	28	1	48	—	—	—	49
Share-based compensation	—	—	1,018	—	—	—	1,018
Dividends declared	—	—	63	(9,320)	—	—	(9,257)
Net earnings	—	—	—	39,270	—	—	39,270
Other comprehensive income	—	—	—	—	738	—	738
Balance at January 23, 2022	82,564	$826	$501,570	$1,794,362	$(73,516)	$(3,009,306)	$(786,064)
Repurchases of common stock — The Company repurchased 0.2 million shares of its common stock in the first quarter of fiscal 2023 for an aggregate cost of $15.0 million. As of January 22, 2023, there was $160.0 million remaining under share repurchase programs authorized by the Board of Directors which expire in November 2023.
Dividends — During the first quarter of 2023, the Board of Directors declared a cash dividend of $0.44 per common share totaling $9.2 million. Future dividends are subject to approval by our Board of Directors.

13.AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Sixteen Weeks Ended
	January 22, 2023	January 23, 2022
Weighted-average shares outstanding – basic	20,921	21,205
Effect of potentially dilutive securities:
Nonvested stock awards and units	79	40
Stock options	—	2
Performance share awards	—	—
Weighted-average shares outstanding – diluted	21,000	21,247
Excluded from diluted weighted-average shares outstanding:
Antidilutive	23	15
Performance conditions not satisfied at the end of the period	112	25

14.COMMITMENTS AND CONTINGENCIES
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Gessele v. Jack in the Box Inc. — In August 2010, five former Jack in the Box employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that Jack in the Box failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. The parties participated in a voluntary mediation on March 16, 2020, but the matter did not settle. On October 24, 2022, a jury awarded plaintiffs approximately $6.4 million in damages and penalties, in addition to interest and attorney fees to be determined by the court at a later date. The Company continues to dispute liability and the damage award and will defend against both through post-trial motions and all other available appellate remedies. As of January 22, 2023, the Company has accrued the settlement amount, and included it within “Accrued liabilities” on our condensed consolidated balance sheet.
Torrez — In March 2014, a former Del Taco employee filed a purported Private Attorneys General Act claim and class action alleging various causes of action under California’s labor, wage, and hour laws. The plaintiff generally alleges Del Taco did not appropriately provide meal and rest breaks and failed to pay wages and reimburse business expenses to its California non-exempt employees. On November 12, 2021, the court granted, in part, the plaintiff's motion for class certification. The parties participated in a voluntary mediation on May 24, 2022 and June 3, 2022. On June 4, 2022, we entered into a Settlement Memorandum of Understanding (the “Agreement”) which obligates the Company to pay a gross settlement amount of $50.0 million, for which in exchange we will be released from all claims by the parties. The Agreement contains no admission of wrongdoing and is contingent upon various conditions, including, but not limited to, court approvals. There can be no assurance that the Agreement will be approved by the court nor upheld if challenged on appeal. As of January 22, 2023, the Company has accrued the settlement amount, and included it within “Accrued liabilities” on our condensed consolidated balance sheet.
J&D Restaurant Group — On April 17, 2019, the trustee for a bankrupt former franchisee filed a complaint seeking to recover assets in the form of actual and exemplary damages for the bankruptcy trust and generally alleging the Company wrongfully terminated the franchise agreements and unreasonably denied two perspective purchasers that the former franchisee presented. The parties participated in a mediation in April 2021, and again in December 2022, but the matter did not settle. Trial in this matter commenced on January 9, 2023. On February 8, 2023, the jury returned a verdict finding that the Company had not breached any contracts in terminating the franchise agreements or denying the proposed buyers. While the jury also found that the Company had not violated the California Unfair Practices Act, it found for the plaintiff on the breach of implied covenant of good faith and fair dealing claim, and awarded $8.0 million in damages. The Company continues to dispute liability and the damage award and will defend against both through post-trial motions and all other available appellate remedies. As of January 22, 2023, the Company has accrued the verdict, and included it within “Accrued liabilities” on our consolidated balance sheet.
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
Lease guarantees — We remain contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of January 22, 2023, the maximum potential liability of future undiscounted payments under these leases is approximately $23.0 million. The lease terms extend for a maximum of approximately 15 more years and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Sixteen Weeks Ended
	January 22, 2023	January 23, 2022
Non-cash investing and financing transactions:
Decrease in obligations for purchases of property and equipment	$4,147	$952
Increase in accrued debt issuance costs	$—	$3,955
Increase in dividends accrued or converted to common stock equivalents	$68	$63
Right-of use assets obtained in exchange for operating lease obligations	$54,246	$69,789
Right-of use assets obtained in exchange for finance lease obligations	$—	$20

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16.SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	January 22, 2023	October 2, 2022
Accounts and other receivables, net:
Trade	$51,178	$90,105
Notes receivable, current portion	1,702	8,643
Income tax receivable	871	878
Other	7,766	10,152
Allowance for doubtful accounts	(4,530)	(5,975)
	$56,987	$103,803
Property and equipment, net
Land	$92,860	$86,134
Buildings	971,935	960,984
Restaurant and other equipment	168,865	163,527
Construction in progress	17,906	18,271
	1,251,566	1,228,916
Less accumulated depreciation and amortization	(826,928)	(810,752)
	$424,638	$418,164
Other assets, net:
Company-owned life insurance policies	$115,556	$108,924
Deferred rent receivable	43,114	43,891
Franchise tenant improvement allowance	35,456	32,429
Notes receivable, less current portion	11,099	11,624
Other	30,189	29,701
	$235,414	$226,569
Accrued liabilities:
Legal accruals	$65,115	$59,165
Payroll and related taxes	35,032	43,837
Insurance	32,580	32,272
Sales and property taxes	18,676	30,947
Deferred rent income	4,722	18,525
Advertising	13,267	11,028
Deferred franchise and development fees	5,775	5,647
Other	49,573	52,511
	$224,740	$253,932
Other long-term liabilities:
Defined benefit pension plans	$51,337	$51,679
Deferred franchise and development fees	41,275	40,802
Other	43,371	42,213
	$135,983	$134,694

17.SUBSEQUENT EVENTS
Dividends — On February 24, 2023, the Board of Directors declared a cash dividend of $0.44 per common share, to be paid on March 28, 2023, to shareholders of record as of the close of business on March 15, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2023 and 2022 refer to the 16 weeks (“quarter”) ended January 22, 2023 and January 23, 2022, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during 2023 and 2022, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended October 2, 2022.
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

OVERVIEW
Our Business
Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® and Del Taco quick-service restaurants. As of January 22, 2023, we operated and franchised 2,186 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam, and 592 Del Taco quick-service restaurants across 16 states, including one in Guam.
We derive revenue from retail sales at company-operated restaurants and rental revenue, royalties (based upon a percent of sales), franchise fees and contributions for advertising and other services from franchisees.

RESULTS OF OPERATIONS
The following table summarizes changes in same-store sales for Jack in the Box company-operated, franchised, and system restaurants:

	Sixteen Weeks Ended
Jack in the Box:	January 22, 2023	January 23, 2022
Company	12.6%	(0.3)%
Franchise	7.4%	1.4%
System	7.8%	1.2%
The following table summarizes changes in the number and mix of Jack in the Box company and franchise restaurants:

	2023			2022
Jack in the Box:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	146	2,035	2,181	163	2,055	2,218
New	—	6	6	—	2	2
Acquired from franchisees	—	—	—	4	(4)	—
Refranchised	(5)	5	—	—	—	—
Closed	(1)	—	(1)	(2)	(10)	(12)
End of period	140	2,046	2,186	165	2,043	2,208
% of system	6%	94%	100%	7%	93%	100%
The following table summarizes restaurant sales for Jack in the Box company-operated, franchised, and systemwide sales (in thousands):

	Sixteen Weeks Ended
Jack in the Box:	January 22, 2023	January 23, 2022
Company-operated restaurant sales	$126,142	$120,056
Franchised restaurant sales (1)	1,208,983	1,117,676
Systemwide sales (1)	$1,335,125	$1,237,732
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

Below is a reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):

	Sixteen Weeks Ended
Consolidated:	January 22, 2023	January 23, 2022
Net earnings - GAAP	$53,254	$39,270
Income tax expense	19,385	14,190
Interest expense, net	26,148	20,187
Gains on the sale of company-operated restaurants	(3,825)	(48)
Other operating (income) expenses, net	(5,501)	3,843
Depreciation and amortization	19,402	12,496
Amortization of favorable and unfavorable leases and subleases, net	541	—
Amortization of franchise tenant improvement allowances and incentives	1,215	1,234
Adjusted EBITDA - Non-GAAP	$110,619	$91,172
Jack in the Box Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Sixteen Weeks Ended
	January 22, 2023		January 23, 2022
Company restaurant sales	$126,142		$120,056
Company restaurant costs:
Food and packaging	$41,326	32.8%	$37,537	31.3%
Payroll and employee benefits	$39,438	31.3%	$39,725	33.1%
Occupancy and other	$20,377	16.2%	$20,877	17.4%
Company restaurant sales increased $6.1 million or 5.1% compared to the prior year, primarily due to average check and traffic growth, partially offset by a decline in the number of company-operated restaurants. The following table presents the approximate impact of these items on company restaurant sales (in millions):

Sixteen Weeks Ended
January 22, 2023
AUV increase	$14.0
Decrease in the average number of restaurants	(7.9)
Total change in company restaurant sales	$6.1
Same-store sales at company-operated restaurants increased 12.6% compared to a year ago. The following table summarizes the change versus a year ago:

Sixteen Weeks Ended
January 22, 2023
Average check (1)	7.7%
Transactions	4.9%
Change in same-store sales	12.6%
________________________
(1)Includes price increases of approximately 10.3% compared to the prior year.
Food and packaging costs as a percentage of company restaurant sales increased 1.5% compared to the prior year primarily due to higher commodity costs and unfavorable menu item mix, partially offset by an increase in menu pricing.

Commodity costs increased by approximately 15.5% compared to the prior year. The inflation we have experienced is across nearly all categories with the greatest impact seen in produce, sauce and potatoes. For fiscal 2023, we expect annual commodity cost inflation to be up 9% to 11% compared with fiscal 2022.
Payroll and employee benefit costs as a percentage of company restaurant sales decreased 1.8% compared to the prior year primarily due to higher average restaurant sales as a result of a change in restaurant mix and menu price increases, as well as a reduction in workers’ compensation and group insurance. Labor inflation was approximately 9.9% for the current fiscal year. For fiscal 2023, we expect annual wage inflation to be up 3% to 6% compared with fiscal 2022.
Occupancy and other costs, as a percentage of company restaurant sales, decreased 1.2% compared to the prior year primarily due to higher average restaurant sales as a result of a change in restaurant mix and menu price increases, partially offset by higher utilities costs as well as maintenance and repair costs compared with fiscal 2022.
Jack in the Box Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Sixteen Weeks Ended
	January 22, 2023		January 23, 2022
Franchise rental revenues	$106,096		$103,099

Royalties	67,569		57,648
Franchise fees and other	1,797		3,107
Franchise royalties and other	69,366		60,755
Franchise contributions for advertising and other services	65,313		60,801
Total franchise revenues	$240,775		$224,655

Franchise occupancy expenses	$64,555		$63,983
Franchise support and other costs	1,416		3,911
Franchise advertising and other services expenses	67,958		63,308
Total franchise costs	$133,929		$131,202
Franchise costs as a percentage of total franchise revenues	55.6%		58.4%

Average number of franchise restaurants	2,033		2,039
% decrease	(0.3)%
Franchised restaurant sales	$1,208,983		$1,117,676
Franchised restaurant AUVs	$595		$548
Royalties as a percentage of total franchised restaurant sales	5.6%	(1)	5.2%
________________________
(1)Excluding the impact of the $7.3 million termination fee discussed below, royalties as a percentage of total franchised restaurant sales would be 5.0% for the sixteen weeks ended January 22, 2023.
Franchise rental revenues increased $3.0 million, or 2.9% compared to the prior year primarily due to higher percentage rent of $2.4 million driven by higher franchise restaurant sales.
Franchise royalties and other increased $8.6 million, or 14.2% compared to the prior year primarily due to a $7.3 million termination fee paid by a franchise operator who sold his restaurants to a new franchisee, as well as higher royalties driven by higher franchise restaurant sales. Refer to Note 2, Revenue, of the notes to the condensed consolidated financial statements for additional information related to the $7.3 million termination fee.
Franchise contributions for advertising and other services revenues increased $4.5 million, or 7.4% compared to the prior year primarily driven by higher franchise restaurant sales.
Franchise occupancy expenses, primarily rent, increased $0.6 million, or 0.9% compared to the prior year primarily due to rent increases, partially offset by lower real estate taxes.

Franchise support and other costs decreased $2.5 million compared to the prior year primarily due to a decrease in franchisee bad debt expense.
Franchise advertising and other service expenses increased $4.7 million, or 7.3% compared to the prior year primarily driven by higher franchise sales.
Del Taco Brand
As of January 22, 2023, there were 273 company-operated and 319 franchise-operated Del Taco restaurants. System same-store sales increased 3.0% and total revenues and segment operating profit were $160.2 million and $12.1 million, respectively, during the quarter.
Company-Wide Results
Depreciation and Amortization
Depreciation and amortization increased $6.9 million compared to the prior year primarily due to the acquisition of Del Taco, contributing an additional $8.4 million of depreciation; more than offsetting lower Jack in the Box depreciation as a result of certain franchise buildings becoming fully depreciated.
Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in SG&A expenses compared with the prior year (in thousands):

Increase/(Decrease)
Sixteen Weeks Ended
January 22, 2023
Advertising	$6,086
Incentive compensation (including share-based compensation and related payroll taxes)	5,381
Cash surrender value of COLI policies, net	(6,168)
Litigation matters	5,987
Other	13,827
$25,113
Advertising costs represent company contributions to our marketing funds and are generally determined as a percentage of company-operated restaurant sales. Advertising costs increased $6.1 million compared to the prior year primarily due to the acquisition of Del Taco which resulted in higher advertising costs of $5.8 million.
Incentive compensation increased $5.4 million compared to the prior year primarily due to a $2.9 million increase in the annual incentives mainly as a result of higher achievement levels compared to the prior year, as well as a $2.5 million increase in share-based compensation mainly from the timing of annual grants compared to the prior year.
The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $6.2 million versus the prior year.
Litigation matters increased $6.0 million primarily related to the J&D Restaurant Group litigation. Refer to Note 14, Commitments and Contingencies, of the notes to the condensed consolidated financial statements for additional information.
The increase in other is primarily due to the acquisition of Del Taco in the prior year which resulted in an increase of additional general and administrative costs of $12.0 million.

Other Operating Expenses, Net
Other operating expenses, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 22, 2023	January 23, 2022
Acquisition, integration, and restructuring costs	$1,651	$3,013
Costs of closed restaurants and other	2,589	1,072
Accelerated depreciation	268	375
Gains on disposition of property and equipment, net	(10,009)	(617)
	$(5,501)	$3,843
Other operating expenses, net decreased $9.3 million compared to the prior year, primarily due to $9.5 million of gains recognized in the current year from the sale of Jack in the Box restaurant properties to franchisees who were leasing the properties from us prior to the sale.
Gains on the Sale of Company-Operated Restaurants
In fiscal 2023, the Company sold five Jack in the Box company-operated restaurants and 16 Del Taco company-operated restaurants to franchisees and recognized a net gain of $3.8 million. Refer to Note 4, Summary of Refranchisings and Franchise Acquisitions, of the notes to the condensed consolidated financial statements for additional information regarding these transactions. In fiscal 2022, no company-operated restaurants were sold to franchisees. Amounts included in “Gains on the sale of company-operated restaurants” in 2022 related to additional proceeds received in connection with the extension of franchise and lease agreements form the sale of restaurants in prior years.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 22, 2023	January 23, 2022
Interest expense	$26,537	$20,273
Interest income	(389)	(86)
Interest expense, net	$26,148	$20,187
Interest expense, net increased $6.0 million compared to the prior year primarily due to higher average borrowings resulting in higher interest expense of $7.3 million, partially offset by lower average borrowing rates.
Income Tax Expense
The income tax provisions reflect year-to-date effective tax rate of 26.7%, compared with 26.5% in fiscal year 2022. The major components of the increase in tax rate were non-deductible goodwill decrements in the current year offset by non-taxable gains in the current year versus non-deductible losses in the prior year from the market performance of insurance products used to fund certain non-qualified retirement plans.

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

Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our credit facilities. As of January 22, 2023, the Company had $181.6 million of cash and restricted cash on its consolidated balance sheet and available borrowings of $122.0 million under our $150.0 million Variable Funding Notes and our $75.0 million revolving credit facility. The Company continually assesses the optimal sources and uses of cash for our business. Since closing the Del Taco acquisition, we have undertaken a process to review our balance sheet for any undervalued assets, and pursue opportunities for capital sources, including the sale of our owned Jack in the Box properties, and refranchising, primarily for Del Taco in the near term.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility and revolving credit facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Sixteen Weeks Ended
	January 22, 2023	January 23, 2022
Total cash provided by (used in):
Operating activities	$62,472	$34,051
Investing activities	15,684	(6,837)
Financing activities	(32,578)	(12,316)
Net cash flows	$45,578	$14,898
Operating Activities. Operating cash flows increased $28.4 million compared with a year ago, primarily due to a favorable change in working capital of $22.7 million as a result of the timing of minimum rent collections, lower bonus payments and timing of media payments, partially offset by timing of minimum rent payments.
Pension and post-retirement contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2022, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for our qualified pension plan. In 2023, we contributed $1.7 million to our non-qualified pension plan and post-retirement plans.
Investing Activities. Cash flows from investing activities increased by $22.5 million compared with a year ago, primarily due to higher proceeds from the sale of property and equipment of $19.9 million, which resulted from the sale of Jack in the Box restaurant properties to franchisees and $10.0 million received in the current year related to a prior year transaction, as well as higher proceeds from the sale of company-operated restaurants of $17.6 million, partially offset by higher purchases of property and equipment of $14.6 million.
Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Sixteen Weeks Ended
	January 22, 2023	January 23, 2022
Restaurants:
Remodel / refresh programs	$3,473	$921
Restaurant facility expenditures	9,046	4,374
Purchases of assets intended for sale and leaseback	3,497	1,877
Restaurant information technology	5,906	968
	21,922	8,140
Corporate Services:
Information technology	1,877	52
Corporate facilities	229	1,209
	2,106	1,261

Total capital expenditures	$24,028	$9,401

Sale of Company-Operated Restaurants — We have continued to expand franchise ownership primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands):

	Sixteen Weeks Ended
	January 22, 2023	January 23, 2022
Number of Jack in the Box restaurants sold to franchisees	5	—
Number of Del Taco restaurants sold to franchisees	16	—
Total proceeds	$17,609	$48
In the first quarter of fiscal 2023, proceeds include $0.2 million related to prior year refranchising transactions. Proceeds in the first quarter of fiscal 2022 were received in connection with the extension of franchise and lease agreements from the sale of restaurants in prior years.
Financing Activities. Cash flows used in financing activities increased by $20.3 million compared with a year ago, primarily as a result of share repurchases of $15.0 million.
Repurchases of common stock — The Company repurchased 0.2 million shares of its common stock in the first quarter of fiscal 2023 for an aggregate cost of $15.0 million. As of January 22, 2023, there was $160.0 million remaining under share repurchase programs authorized by the Board of Directors which expire in November 2023.
Dividends — During the first quarter of 2023, the Board of Directors declared a cash dividend of $0.44 per common share totaling $9.2 million. On February 24, 2023, the Board of Directors declared a cash dividend of $0.44 per common share, to be paid on March 28, 2023, to shareholders of record as of the close of business on March 15, 2023.
Securitized Refinancing Transaction — On February 11, 2022, the Company completed the sale of $550.0 million of its Series 2022-1 3.445% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) and $550.0 million of its Series 2022-1 4.136% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “2022 Notes”). Interest payments on the 2022 Notes are payable on a quarterly basis. The anticipated repayment dates of the 2022 Class A-2-I Notes and the Class A-2-II Notes will be February 2027 and February 2032, respectively, unless earlier prepaid to the extent permitted under the indenture that governs the 2022 Notes. The anticipated repayment dates of the existing 2019-1 Class A-2-II Notes and the Class A-2-III Notes are August 2026 and August 2029, respectively.
The Company also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. As of January 22, 2023, we had outstanding borrowings of $50.0 million and available borrowing capacity of $60.0 million under our Variable Funding Notes, net of letters of credits issued of $40.0 million.
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
Restricted cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of January 22, 2023, the Company had restricted cash of $27.8 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-1 and A-2 Notes.

Covenants and restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of January 22, 2023, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
Revolving credit facility — In connection with the Del Taco acquisition, Del Taco’s existing debt of $115.2 million related to a Syndicated Credit Facility dated August 5, 2015, was repaid and extinguished on the Closing Date. On the Closing Date, Del Taco entered into a new syndicated credit facility with an aggregate principal amount of up to $75.0 million, maturing on March 7, 2023. The revolving credit facility, as amended, includes a limit of $20.0 million for letters of credit. As of January 22, 2023, we had no outstanding borrowings and available borrowing capacity of $61.9 million under the facility, net of letters of credit of $13.1 million.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those that we believe are most important for the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies and estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2022.

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
•Our business could be adversely affected by increased labor costs.
•Unionization activities or labor disputes may disrupt our operations and affect our profitability.
•Our insurance may not provide adequate levels of coverage against claims.
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
•We may not achieve our development goals.
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
•We may be subject to risk associated with disagreements with key stakeholders, such as franchisees.
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

These and other factors are identified and described in more detail in our filings with the Securities and Exchange Commission, including, but not limited to: the “Discussion of Critical Accounting Estimates,” and other sections in this Form 10-Q and the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended October 2, 2022 (“Form 10-K”). These documents may be read free of charge on the SEC’s website at www.sec.gov. Potential investors are urged to consider these factors, more fully described in our Form 10-K, carefully in evaluating any forward-looking statements, and are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements are made only as of the date issued, and we do not undertake any obligation to update any forward-looking statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative market risks set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended October 2, 2022.

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended January 22, 2023, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended January 22, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 1.        LEGAL PROCEEDINGS
See Note 14, Commitments and Contingencies, of the notes to the condensed consolidated financial statements for a discussion of our contingencies and legal matters.

ITEM 1A.    RISK FACTORS
When evaluating our business and our prospects, you should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended October 2, 2022, which we filed with the SEC on November 22, 2022, as updated in this Item 1A. You should also consider the risks and uncertainties discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended October 2, 2022, including our financial statements and the related notes. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occur, our business and financial results could be harmed. In that case, the market price of our common stock could decline.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — In the first quarter of 2023, we repurchased 0.2 million shares of our common stock for an aggregate cost of $15.0 million. As of January 22, 2023, this leaves $160.0 million remaining under share repurchase programs authorized by the Board of Directors that expire in November 2023.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs (in thousands)
				$175,000
October 3, 2022 - October 30, 2022	—	$—	—	$175,000
October 31, 2022 - November 27, 2022	—	$—	—	$175,000
November 28, 2022 - December 25, 2022	220,650	$67.98	220,650	$160,000
December 26, 2023 - January 22, 2023	—	$—	—	$160,000
Total	220,650		220,650

ITEM 3.        DEFAULTS OF SENIOR SECURITIES
None.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Item 5.03.    None.

ITEM 6.        EXHIBITS

Number	Description	Form	Filed with SEC
10.2.28*	Tim Mullany Separation and Release Agreement, dated February 2, 2023	10-Q	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema Document
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted in iXBRL
*Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ DAWN HOOPER
Dawn Hooper
Senior Vice President, Controller (principal financial officer) (Duly Authorized Signatory)
Date: March 1, 2023