Form 10-Q
period 2023-04-16
JACK IN THE BOX INC
filed 2023-05-17
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 16, 2023
or
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
Yes  ☐    No  ☑
As of the close of business May 11, 2023, 20,389,243 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	April 16, 2023	October 2, 2022
ASSETS
Current assets:
Cash	$94,911	$108,890
Restricted cash	27,925	27,150
Accounts and other receivables, net	96,657	103,803
Inventories	5,287	5,264
Prepaid expenses	10,856	16,095
Current assets held for sale	9,013	17,019
Other current assets	5,340	4,772
Total current assets	249,989	282,993
Property and equipment:
Property and equipment, at cost	1,251,969	1,228,916
Less accumulated depreciation and amortization	(832,065)	(810,752)
Property and equipment, net	419,904	418,164
Other assets:
Operating lease right-of-use assets	1,347,035	1,332,135
Intangible assets, net	11,699	12,324
Trademarks	283,500	283,500
Goodwill	353,611	366,821
Other assets, net	237,643	226,569
Total other assets	2,233,488	2,221,349
	$2,903,381	$2,922,506
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$29,976	$30,169
Current operating lease liabilities	166,776	171,311
Accounts payable	58,476	66,271
Accrued liabilities	243,535	253,932
Total current liabilities	498,763	521,683
Long-term liabilities:
Long-term debt, net of current maturities	1,737,032	1,799,540
Long-term operating lease liabilities, net of current portion	1,195,644	1,165,097
Deferred tax liabilities	40,544	37,684
Other long-term liabilities	132,841	134,694
Total long-term liabilities	3,106,061	3,137,015
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,628,545 and 82,580,599 issued, respectively	826	826
Capital in excess of par value	514,395	508,323
Retained earnings	1,904,348	1,842,947
Accumulated other comprehensive loss	(53,127)	(53,982)
Treasury stock, at cost, 62,230,963 and 61,799,221 shares, respectively	(3,067,885)	(3,034,306)
Total stockholders’ deficit	(701,443)	(736,192)
	$2,903,381	$2,922,506

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	April 16, 2023	April 17, 2022	April 16, 2023	April 17, 2022
Revenues:
Company restaurant sales	$202,604	$151,309	$472,795	$271,365
Franchise rental revenues	83,520	76,556	192,350	179,655
Franchise royalties and other	53,982	47,101	130,372	107,856
Franchise contributions for advertising and other services	55,638	47,328	127,323	108,129
	395,744	322,294	922,840	667,005
Operating costs and expenses, net:
Food and packaging	59,310	46,871	141,243	84,408
Payroll and employee benefits	65,035	50,910	153,676	90,635
Occupancy and other	39,275	29,171	90,646	50,048
Franchise occupancy expenses	52,649	49,244	119,873	113,227
Franchise support and other costs	3,260	5,015	5,137	8,926
Franchise advertising and other services expenses	58,143	49,258	132,713	112,566
Selling, general and administrative expenses	39,405	28,213	89,547	53,242
Depreciation and amortization	14,598	11,545	34,000	24,041
Pre-opening costs	154	266	485	576
Other operating expenses (income), net	2,980	14,367	(2,521)	18,210
Gains on the sale of company-operated restaurants	(704)	(810)	(4,529)	(858)
	334,105	284,050	760,270	555,021
Earnings from operations	61,639	38,244	162,570	111,984
Other pension and post-retirement expenses, net	1,607	70	3,751	163
Interest expense, net	19,357	26,481	45,505	46,668
Earnings before income taxes	40,675	11,693	113,314	65,153
Income taxes	14,168	3,897	33,553	18,087
Net earnings	$26,507	$7,796	$79,761	$47,066

Earnings per share:
Basic	$1.28	$0.37	$3.83	$2.22
Diluted	$1.27	$0.37	$3.81	$2.21

Cash dividends declared per common share	$0.44	$0.44	$0.88	$0.88

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	April 16, 2023	April 17, 2022	April 16, 2023	April 17, 2022
Net earnings	$26,507	$7,796	$79,761	$47,066
Other comprehensive income:
Actuarial losses and prior service costs reclassified to earnings	495	746	1,159	1,743
	495	746	1,159	1,743
Tax effect	(129)	(193)	(304)	(452)
Other comprehensive income, net of taxes	366	553	855	1,291

Comprehensive income	$26,873	$8,349	$80,616	$48,357

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	April 16, 2023	April 17, 2022
Cash flows from operating activities:
Net earnings	$79,761	$47,066
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,000	24,041
Amortization of franchise tenant improvement allowances and incentives	2,237	2,127
Deferred finance cost amortization	2,787	3,060
Loss on extinguishment of debt	—	7,700
Tax deficiency from share-based compensation arrangements	142	49
Deferred income taxes	1,496	5,529
Share-based compensation expense	5,932	3,934
Pension and post-retirement expense	3,751	163
(Gains) losses on cash surrender value of company-owned life insurance	(8,007)	3,163
Gains on the sale of company-operated restaurants	(4,529)	(858)
Gains on the disposition of property and equipment, net	(8,615)	(286)
Impairment charges and other	549	1,109
Changes in assets and liabilities, excluding acquisitions:
Accounts and other receivables	(1,456)	26,257
Inventories	(23)	(277)
Prepaid expenses and other current assets	6,344	(6,716)
Operating lease right-of-use assets and lease liabilities	8,561	9,155
Accounts payable	(15,994)	1,297
Accrued liabilities	(7,043)	(52,286)
Pension and post-retirement contributions	(3,234)	(3,693)
Franchise tenant improvement allowance and incentive disbursements	(2,052)	(1,629)
Other	(499)	(1,077)
Cash flows provided by operating activities	94,108	67,828
Cash flows from investing activities:
Purchases of property and equipment	(37,196)	(20,781)
Acquisition of Del Taco, net of cash acquired	—	(580,792)
Proceeds from the sale of property and equipment	23,371	2,245
Proceeds from the sale and leaseback of assets	3,673	1,861
Proceeds from the sale of company-operated restaurants	18,417	600
Other	1,465	(1,315)
Cash flows provided by (used in) investing activities	9,730	(598,182)
Cash flows from financing activities:
Borrowings on revolving credit facilities	—	63,000
Repayments of borrowings on revolving credit facilities	(50,000)	(9,000)
Proceeds from the issuance of debt	—	1,100,000
Principal repayments on debt	(15,088)	(572,958)
Payment of debt issuance costs	—	(20,274)
Dividends paid on common stock	(18,218)	(18,526)
Proceeds from issuance of common stock	—	51
Repurchases of common stock	(32,621)	—
Payroll tax payments for equity award issuances	(1,115)	(874)
Cash flows (used in) provided by financing activities	(117,042)	541,419
Net (decrease) increase in cash and restricted cash	(13,204)	11,065
Cash and restricted cash at beginning of period	136,040	73,568
Cash and restricted cash at end of period	$122,836	$84,633

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
As of April 16, 2023, there were 140 company-operated and 2,047 franchise-operated Jack in the Box restaurants and 273 company-operated and 322 franchise-operated Del Taco restaurants.
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
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2022 (“2022 Form 10-K”). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our 2022 Form 10-K.
In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for these interim periods have been included. Operating results for one interim period are not necessarily indicative of the results for any other interim period or for the full year.
Fiscal year — The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Our Del Taco subsidiary operates on a fiscal year ending the Tuesday closest to September 30. Fiscal years 2023 and 2022 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2023 and 2022 refer to the 12 weeks (“quarter”) and 28 weeks (year-to-date”) ended April 16, 2023 and April 17, 2022, respectively, unless otherwise indicated.
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
Advertising costs — The Company administers marketing funds at each of its restaurant brands that include contractual contributions. In 2023 and 2022, marketing fund contributions from Jack in the Box franchise and company-operated restaurants were approximately 5.0% of sales, and marketing fund contributions from Del Taco franchise and company-operated restaurants were approximately 4.0% of sales. Year-to-date incremental contributions made by the Company for Jack in the Box brand were less than $0.1 million in 2023. No incremental contributions were made in 2022.
Total contributions made by the Company are included in “Selling, general, and administrative expenses” in the accompanying condensed consolidated statements of earnings and for the quarter and year-to-date totaled $9.2 million and $21.3 million, respectively, in 2023 and $7.1 million and $13.1 million, respectively, in 2022.
Allowance for credit losses — The Company closely monitors the financial condition of its franchisees and estimates the allowance for credit losses based on the lifetime expected loss on receivables. These estimates are based on historical collection experience with franchisees as well as other factors, including current market conditions and events. Credit quality is monitored through the timing of payments compared to predefined aging criteria and known facts regarding the financial condition of the franchisee or customer. Account balances are charged off against the allowance after recovery efforts have ceased.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the activity in the allowance for doubtful accounts (in thousands):

	Year-to-date
	April 16, 2023	April 17, 2022
Balance as of beginning of period	$(5,975)	$(6,292)
Reversal (provision) for expected credit losses	1,911	(3,445)
Write-offs charged against the allowance	—	3,993
Balance as of end of period	$(4,064)	$(5,744)
Business combinations — The Company accounts for acquisitions using the acquisition method of accounting. Accordingly, assets acquired and liabilities assumed are recorded at their estimated fair values at the acquisition date. The excess of purchase price over fair value of net assets acquired, including the amount assigned to identifiable intangible assets, is recorded as goodwill.
Recent accounting pronouncements — The Company reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on its condensed consolidated financial statements.

2.REVENUE
Nature of products and services — The Company derives revenue from retail sales at Jack in the Box and Del Taco company-operated restaurants and rental revenue, royalties, advertising, and franchise and other fees from franchise-operated restaurants.
Our franchise arrangements generally provide for an initial franchise fee per restaurant for a 20-year term, and generally require that franchisees pay royalty and marketing fees based upon a percentage of gross sales. The agreements also require franchisees to pay technology fees, as well as sourcing fees for Jack in the Box franchise agreements.
Disaggregation of revenue — The following table disaggregates revenue by segment and primary source for the quarter ended April 16, 2023 (in thousands):

	Quarter			Year-to-date
	Jack in the Box	Del Taco	Total	Jack in the Box	Del Taco	Total
Company restaurant sales	$95,489	$107,115	$202,604	$221,631	$251,164	$472,795
Franchise rental revenues	80,910	2,610	83,520	187,006	5,344	192,350
Franchise royalties	46,401	5,657	52,058	113,970	12,591	126,561
Marketing fees	46,486	4,609	51,095	106,830	10,263	117,093
Technology and sourcing fees	3,875	668	4,543	8,844	1,386	10,230
Franchise fees and other services	1,671	253	1,924	3,468	343	3,811
Total revenue	$274,832	$120,912	$395,744	$641,749	$281,091	$922,840
The following table disaggregates revenue by segment and primary source for the quarter ended April 17, 2022 (in thousands):

	Quarter			Year-to-date
	Jack in the Box	Del Taco	Total	Jack in the Box	Del Taco	Total
Company restaurant sales	$94,250	$57,059	$151,309	$214,306	$57,059	$271,365
Franchise rental revenues	75,692	864	76,556	178,791	864	179,655
Franchise royalties	42,933	2,645	45,578	100,581	2,645	103,226
Marketing fees	41,390	2,158	43,548	97,191	2,158	99,349
Technology and sourcing fees	3,575	205	3,780	8,575	205	8,780
Franchise fees and other services	1,497	26	1,523	4,604	26	4,630
Total revenue	$259,337	$62,957	$322,294	$604,048	$62,957	$667,005

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In October 2022, a Jack in the Box franchise operator paid the Company $7.3 million in order to sell his restaurants to a new franchisee at the current standard royalty rate, which is lower than the royalty rate in the existing franchise agreements. The payment represented the difference between the existing royalty rate and the new royalty rate based on projected future sales for the remaining term of the existing agreements. The payment is non-refundable and not subject to any adjustments based on actual future sales. The Company determined the transaction represented the termination of the existing agreement rather than the transfer of an agreement between franchisees. As such, the $7.3 million was recognized in franchise royalty revenue during the first quarter of 2023.
Contract liabilities — Contract liabilities consist of deferred revenue resulting from initial franchise and development fees received from franchisees for new restaurant openings or new franchise terms, which are recognized over the franchise term. The Company classifies these contract liabilities as “Accrued liabilities” and “Other long-term liabilities” in our condensed consolidated balance sheets.
A summary of significant changes in contract liabilities is presented below (in thousands):

	Year-to-date
	April 16, 2023	April 17, 2022
Deferred franchise and development fees at beginning of period	$46,449	$41,520
Changes due to business combinations	—	6,193
Revenue recognized	(2,934)	(2,995)
Additions	3,332	2,379
Deferred franchise and development fees at end of period	$46,847	$47,097
As of April 16, 2023, approximately $6.6 million of development fees related to unopened stores are included in deferred revenue. Timing of revenue recognition for development fees related to unopened stores is dependent upon the timing of store openings and are recognized over the franchise term at the date of opening.
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied as of April 16, 2023 (in thousands):

Remainder of 2023	$2,359
2024	4,924
2025	4,688
2026	4,361
2027	4,004
Thereafter	19,892
$40,228
The Company has applied the optional exemption, as provided for under ASC Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

3.BUSINESS COMBINATION
On March 8, 2022, the Company acquired 100% of the outstanding equity interest of Del Taco for cash according to the terms and conditions of the Agreement and Plan of Merger, dated as of December 5, 2021. Jack in the Box acquired Del Taco as a part of the Company’s goal to gain greater scale and accelerate growth. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2022 for further discussion regarding the acquisition, including the purchase consideration, purchase price allocation, goodwill and identifiable intangible assets.
Unaudited pro forma results — The following unaudited pro forma combined financial information presents the Company’s results as though Del Taco and the Company had been combined as of the beginning of fiscal year 2021 (in thousands):

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Quarter	Year-to-date
	April 17, 2022	April 17, 2022
Total revenue	$382,051	$885,082
Net earnings	$21,830	$50,696
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

4.SUMMARY OF REFRANCHISINGS AND FRANCHISE ACQUISITIONS
Refranchisings — The following table summarizes the number of restaurants sold to franchisees and gains recognized (dollars in thousands):

	Quarter		Year-to-date
	April 16, 2023 (1)	April 17, 2022 (1)	April 16, 2023	April 17, 2022 (1)
Restaurants sold to Jack in the Box franchisees	—	—	5	—
Restaurants sold to Del Taco franchisees	—	—	16	—

Proceeds from the sale of company-operated restaurants	$808	$552	$18,417	$600
Net assets sold (primarily property and equipment)	—	—	(4,093)	—
Goodwill related to the sale of company-operated restaurants	—	—	(7,310)	—
Franchise fees	—	—	(577)	—
Sublease liabilities	—	—	(1,197)	—
Lease termination	—	—	(393)	—
Other	(104)	258	(318)	258
Gains on the sale of company-operated restaurants	$704	$810	$4,529	$858
________________________
(1)Amounts in periods presented for 2022 and the second quarter of 2023 primarily relate to additional proceeds received in connection with the extension of franchise and lease agreements from the sale of restaurants in prior years.
Franchise acquisitions — In 2023, the Company did not acquire any franchise restaurants. In 2022, the Company acquired thirteen Jack in the Box franchise restaurants in two markets. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). These acquisitions were not material to our condensed consolidated financial statements.
Assets held for sale — Assets classified as held for sale on our condensed consolidated balance sheets as of April 16, 2023 and October 2, 2022 have carrying amounts of $9.0 million and $17.0 million, respectively. These amounts relate to i) company-owned restaurants to be refranchised, ii) operating restaurant properties which we intend to sell to franchisees and/or sell and leaseback with a third party and iii) closed restaurant properties which we are marketing for sale.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill during fiscal 2023 and 2022 were as follows (in thousands):

	Jack in the Box	Del Taco	Total
Balance at October 2, 2022	$136,099	$230,722	$366,821
Sale of Del Taco company-operated restaurants to franchisees	—	(7,238)	(7,238)
Sale of Jack in the Box company-operated restaurants to franchisees	(72)	—	(72)
Reclassified to assets held for sale	—	(5,900)	(5,900)
Balance at April 16, 2023	$136,027	$217,584	$353,611
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows (in thousands):

	April 16, 2023			October 2, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived intangible assets:
Sublease assets	$2,671	$(270)	$2,401	$2,671	$(139)	$2,532
Franchise contracts	9,700	(601)	9,099	9,700	(311)	9,389
Reacquired franchise rights	297	(98)	199	530	(127)	403
	$12,668	$(969)	$11,699	$12,901	$(577)	$12,324
Indefinite-lived intangible assets:
Del Taco trademark	$283,500	$—	$283,500	$283,500	$—	$283,500
	$283,500	$—	$283,500	$283,500	$—	$283,500
The following table summarizes, as of April 16, 2023, the estimated amortization expense for each of the next five fiscal years (in thousands):

Remainder of 2023	$369
2024	801
2025	801
2026	801
2027	801
Thereafter	8,126
$11,699

6.LEASES
Nature of leases — The Company owns restaurant sites and also leases restaurant sites from third parties. Some of these owned or leased sites are leased and/or subleased to franchisees. Initial terms of our real estate leases are generally 20 years, exclusive of options to renew, which are generally exercisable at our sole discretion for 1 to 20 years. In some instances, our leases have provisions for contingent rentals based upon a percentage of defined revenues. Many of our restaurants also have rent escalation clauses and require the payment of property taxes, insurance, and maintenance costs. Variable lease costs include contingent rent, cost-of-living index adjustments, and payments for additional rent such as real estate taxes, insurance, and common area maintenance, which are excluded from the measurement of the lease liability.
As lessor, our leases and subleases primarily consist of restaurants that have been leased to franchisees in connection with refranchising transactions. Revenues from leasing arrangements with our franchisees are presented in “Franchise rental revenues” in the accompanying condensed consolidated statements of earnings, and the related expenses are presented in “Franchise occupancy expenses.”

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents rental income (in thousands):

	Quarter		Year-to-date
	April 16, 2023	April 17, 2022	April 16, 2023	April 17, 2022
Operating lease income - franchise	$55,713	$52,988	$129,233	$124,345
Variable lease income - franchise	27,744	23,540	62,979	55,282
Amortization of favorable and unfavorable sublease contracts, net	63	28	138	28
Franchise rental revenues	$83,520	$76,556	$192,350	$179,655

Operating lease income - closed restaurants and other (1)	$1,785	$1,407	$4,025	$3,065
____________________________
(1)Primarily relates to closed restaurant properties included in “Other operating (income) expenses, net” in our condensed consolidated statements of earnings.

7.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (2) (Level 1)	Significant Other Observable Inputs (2) (Level 2)	Significant Unobservable Inputs (2) (Level 3)
Fair value measurements as of April 16, 2023:
Non-qualified deferred compensation plan (1)	$14,853	$14,853	$—	$—
Total liabilities at fair value	$14,853	$14,853	$—	$—
Fair value measurements as of October 2, 2022:
Non-qualified deferred compensation plan (1)	$13,820	$13,820	$—	$—
Total liabilities at fair value	$13,820	$13,820	$—	$—
____________________________
(1)The Company maintains an unfunded defined contribution plan for key executives and other members of management. The fair value of this obligation is based on the closing market prices of the participants’ elected investments. The obligation is included in “Accrued liabilities” and “Other long-term liabilities” on our condensed consolidated balance sheets.
(2)The Company did not have any transfers in or out of Level 1, 2 or 3.
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of April 16, 2023 and October 2, 2022 (in thousands):

	April 16, 2023		October 2, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Series 2019 Class A-2 Notes	$710,500	$656,556	$714,125	$641,851
Series 2022 Class A-2 Notes	$1,078,000	$935,920	$1,089,000	$917,428
The fair value of the Class A-2 Notes was estimated using Level 2 inputs based on quoted market prices in markets that are not considered active markets.
Non-financial assets and liabilities — The Company’s non-financial instruments, which primarily consist of property and equipment, operating lease right-of-use assets, goodwill and intangible assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on an annual basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial instruments are assessed for impairment. If applicable, the carrying values are written down to fair value.
In connection with our impairment reviews performed during 2023, no material fair value adjustments were required.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.OTHER OPERATING EXPENSES (INCOME), NET
Other operating expenses (income), net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 16, 2023	April 17, 2022	April 16, 2023	April 17, 2022
Acquisition, integration, and restructuring costs (1)	$1,259	$13,098	$2,896	$16,111
Costs of closed restaurants and other (2)	560	650	2,745	1,722
Accelerated depreciation	185	288	453	663
(Gains) losses on disposition of property and equipment, net (3)	976	331	(8,615)	(286)
	$2,980	$14,367	$(2,521)	$18,210
____________________________
(1)Acquisition, integration, and restructuring costs are related to the acquisition and integration of Del Taco.
(2)Costs of closed restaurants and other primarily include impairment charges as a result of our decision to close restaurants, ongoing costs associated with closed restaurants, and canceled project costs.
(3)The 2023 year-to-date gains on disposition of property and equipment primarily relate to the sale of Jack in the Box restaurant properties to franchisees who were leasing the properties from us prior to the sale.

9.SEGMENT REPORTING
The Company’s principal business consists of developing, operating and franchising our Jack in the Box and Del Taco restaurant brands, each of which is considered a reportable operating segment. This segment reporting structure reflects our current management structure, internal reporting method and financial information used in deciding how to allocate our resources. Based upon certain quantitative thresholds, each operating segment is considered a reportable segment.
The Company measures and evaluates our segments based on segment revenues and segment profit. Our measure of segment profit excludes depreciation and amortization, share-based compensation, company-owned life insurance (“COLI”) gains/losses, net of changes in our non-qualified deferred compensation obligation supported by these policies, acquisition, integration, and restructuring costs, gains on the sale of company-operated restaurants, and amortization of favorable and unfavorable leases and subleases, net.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides information related to our operating segments in each period (in thousands):

	Quarter		Year-to-date
	April 16, 2023	April 17, 2022	April 16, 2023	April 17, 2022
Revenues by segment:
Jack in the Box	$274,832	$259,337	$641,749	$604,048
Del Taco	120,912	62,957	281,091	62,957
Consolidated revenues	$395,744	$322,294	$922,840	$667,005
Segment operating profit:
Jack in the Box	$70,286	$61,321	$174,712	$151,984
Del Taco	8,893	6,056	20,964	6,056
Total segment operating profit	$79,179	$67,377	$195,676	$158,040
Depreciation and amortization	14,598	11,545	34,000	24,041
Acquisition, integration, and restructuring costs	1,259	13,098	2,896	16,111
Share-based compensation	2,398	2,916	5,932	3,934
Net COLI (gains) losses	(844)	2,136	(6,568)	2,580
Gains on the sale of company-operated restaurants	(704)	(810)	(4,529)	(858)
Amortization of favorable and unfavorable leases and subleases, net	833	248	1,375	248
Earnings from operations	$61,639	$38,244	$162,570	$111,984
Total capital expenditures by segment:
Jack in the Box	$8,606	$7,929	$23,862	$17,330
Del Taco	4,562	3,451	13,334	3,451
Total capital expenditures	$13,168	$11,380	$37,196	$20,781
Total depreciation and amortization by segment:
Jack in the Box	$8,283	$9,340	$19,312	$21,836
Del Taco	6,315	2,205	14,688	2,205
Total depreciation and amortization	$14,598	$11,545	$34,000	$24,041
The Company does not evaluate, manage or measure performance of segments using asset, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.

10.INCOME TAXES
The income tax provisions reflect effective tax rate of 34.8% in the second quarter of 2023 as compared to 33.3% in the prior year, and 29.6% for the year-to-date period, compared with 27.8% in the same period in fiscal year 2022. The major components of the year-over-year increase in tax rates were the impact of estimated disposals of non-deductible goodwill attributable to refranchising transactions, partially offset by non-taxable gains in the current year as opposed to non-deductible losses in the prior year from the market performance of insurance products used to fund certain non-qualified retirement plans and non-deductible transaction costs resulting from the Del Taco acquisition recorded in the prior year.

11.RETIREMENT PLANS
Defined benefit pension plans — The Company sponsors two defined benefit pension plans, a frozen “Qualified Plan” covering substantially all full-time employees hired prior to January 1, 2011, and an unfunded supplemental executive retirement plan (“SERP”) which provides certain employees additional pension benefits and was closed to new participants effective January 1, 2007. Benefits under both plans are based on the employee’s years of service and compensation over defined periods of employment.
Post-retirement healthcare plans — The Company also sponsors two healthcare plans, closed to new participants, that provide post-retirement medical benefits to certain employees who have met minimum age and service requirements. The plans are contributory, with retiree contributions adjusted annually, and they contain other cost-sharing features such as deductibles and coinsurance.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net periodic benefit cost (credit) — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-date
	April 16, 2023	April 17, 2022	April 16, 2023	April 17, 2022
Defined benefit pension plans:
Interest cost	$4,435	$3,389	$10,348	$7,904
Expected return on plan assets	(3,485)	(4,178)	(8,133)	(9,747)
Actuarial losses (1)	707	890	1,651	2,078
Amortization of unrecognized prior service costs (1)	4	4	10	10
Net periodic benefit cost	$1,661	$105	$3,876	$245
Post-retirement healthcare plans:
Interest cost	$162	$113	$377	$263
Actuarial gains (1)	(216)	(148)	(502)	(345)
Net periodic benefit credit	$(54)	$(35)	$(125)	$(82)
____________________________
(1)Amounts were reclassified from accumulated other comprehensive income into net earnings as a component of “Other pension and post-retirement expenses, net.”
Future cash flows — The Company’s policy is to fund our plans at or above the minimum required by law. As of January 1, 2022, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for the Qualified Plan. Details regarding 2023 contributions are as follows (in thousands):

	SERP	Post-Retirement Healthcare Plans
Net year-to-date contributions	$2,620	$614
Remaining estimated net contributions during fiscal 2023	$2,593	$498
The Company continues to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. The Company does not anticipate making any contributions to our Qualified Plan in fiscal 2023.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.STOCKHOLDERS’ DEFICIT
Summary of changes in stockholders’ deficit — A reconciliation of the beginning and ending amounts of stockholders’ deficit is presented below (in thousands):

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 2, 2022	82,581	$826	$508,323	$1,842,947	$(53,982)	$(3,034,306)	$(736,192)
Shares issued under stock plans, including tax benefit	36	—	—	—	—	—	—
Share-based compensation	—	—	3,534	—	—	—	3,534
Dividends declared	—	—	67	(9,221)	—	—	(9,154)
Purchases of treasury stock	—	—	—	—	—	(14,999)	(14,999)
Net earnings	—	—	—	53,254	—	—	53,254
Other comprehensive income	—	—	—	—	489	—	489
Balance at January 22, 2023	82,617	$826	$511,924	$1,886,980	$(53,493)	$(3,049,305)	$(703,068)
Shares issued under stock plans, including tax benefit	12	—	—	—	—	—	—
Share-based compensation	—	—	2,398	—	—	—	2,398
Dividends declared	—	—	73	(9,139)	—	—	(9,066)
Purchases of treasury stock	—	—	—	—	—	(18,580)	(18,580)
Net earnings	—	—	—	26,507	—	—	26,507
Other comprehensive income	—	—	—	—	366	—	366
Balance at April 16, 2023	82,629	$826	$514,395	$1,904,348	$(53,127)	$(3,067,885)	$(701,443)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 3, 2021	82,536	$825	$500,441	$1,764,412	$(74,254)	$(3,009,306)	$(817,882)
Shares issued under stock plans, including tax benefit	28	1	48	—	—	—	49
Share-based compensation	—	—	1,018	—	—	—	1,018
Dividends declared	—	—	63	(9,320)	—	—	(9,257)
Net earnings	—	—	—	39,270	—	—	39,270
Other comprehensive income	—	—	—	—	738	—	738
Balance at January 23, 2022	82,564	$826	$501,570	$1,794,362	$(73,516)	$(3,009,306)	$(786,064)
Shares issued under stock plans, including tax benefit	5	—	2	—	—	—	2
Share-based compensation	—	—	2,916	—	—	—	2,916
Dividends declared	—	—	65	(9,334)	—	—	(9,269)
Fair value of assumed Del Taco RSAs attributable to pre-combination service	—	—	449	—	—	—	449
Net earnings	—	—	—	7,796	—	—	7,796
Other comprehensive income	—	—	—	—	553	—	553
Balance at April 17, 2022	82,569	$826	$505,002	$1,792,824	$(72,963)	$(3,009,306)	$(783,617)
Repurchases of common stock — The Company repurchased 0.4 million shares of its common stock in fiscal 2023 for an aggregate cost of $33.6 million, including applicable excise tax. Repurchases of common stock included in our consolidated statements of cash flows for fiscal 2023 excludes $1.0 million, related to repurchase transactions traded in the second quarter that settled in the next quarter. As of April 16, 2023, there was $141.6 million remaining under share repurchase programs authorized by the Board of Directors which expire in November 2023.
Dividends — Through April 16, 2023, the Board of Directors declared two cash dividends of $0.44 per common share totaling $18.4 million. Future dividends are subject to approval by our Board of Directors.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13.AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	April 16, 2023	April 17, 2022	April 16, 2023	April 17, 2022
Weighted-average shares outstanding – basic	20,744	21,227	20,845	21,215
Effect of potentially dilutive securities:
Nonvested stock awards and units	119	34	101	39
Stock options	1	1	—	1
Performance share awards	—	—	—	—
Weighted-average shares outstanding – diluted	20,864	21,262	20,946	21,255
Excluded from diluted weighted-average shares outstanding:
Antidilutive	27	23	26	15
Performance conditions not satisfied at the end of the period	105	63	105	63

14.COMMITMENTS AND CONTINGENCIES
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
Gessele v. Jack in the Box Inc. — In August 2010, five former Jack in the Box employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that Jack in the Box failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. On October 24, 2022, a jury awarded the plaintiffs approximately $6.4 million in damages and penalties. The Company continues to dispute liability and the damage award and will defend against both through post-trial motions and all other available appellate remedies. As of April 16, 2023, the Company has accrued the verdict amount as well as estimated pre-judgment interest of $6.6 million, and included it within “Accrued liabilities” on our condensed consolidated balance sheet.
Torrez — In March 2014, a former Del Taco employee filed a purported Private Attorneys General Act claim and class action alleging various causes of action under California’s labor, wage, and hour laws. The plaintiff generally alleges Del Taco did not appropriately provide meal and rest breaks and failed to pay wages and reimburse business expenses to its California non-exempt employees. On November 12, 2021, the court granted, in part, the plaintiff's motion for class certification. The parties participated in a voluntary mediation on May 24, 2022 and June 3, 2022. On June 4, 2022, we entered into a Settlement Memorandum of Understanding (the “Agreement”) which obligates the Company to pay a gross settlement amount of $50.0 million, for which in exchange we will be released from all claims by the parties. The Agreement contains no admission of wrongdoing and is contingent upon various conditions, including, but not limited to, court approvals. There can be no assurance that the Agreement will be approved by the court nor upheld if challenged on appeal. As of April 16, 2023, the Company has accrued the settlement amount, and included it within “Accrued liabilities” on our condensed consolidated balance sheet.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
J&D Restaurant Group — On April 17, 2019, the trustee for a bankrupt former franchisee filed a complaint generally alleging the Company wrongfully terminated the franchise agreements and unreasonably denied two perspective purchasers the former franchisee presented. The parties participated in a mediation in April 2021, and again in December 2022, but the matter did not settle. Trial commenced on January 9, 2023. On February 8, 2023, the jury returned a verdict finding the Company had not breached any contracts in terminating the franchise agreements or denying the proposed buyers. While the jury also found the Company had not violated the California Unfair Practices Act, it found for the plaintiff on the claim for breach of implied covenant of good faith and fair dealing, and awarded $8.0 million in damages. On May 9, 2023, the court granted the Company’s post-trial motion, overturning the jury verdict and ordering the plaintiff take nothing on its claims. As a result, the Company reversed the prior $8.0 million accrual, and as of April 16, 2023, the Company has no amounts accrued for this case on its condensed consolidated balance sheet.
Other legal matters — In addition to the matters described above, we are subject to normal and routine litigation brought by former or current employees, customers, franchisees, vendors, landlords, shareholders, or others. The Company intends to defend ourselves in any such matters. Some of these matters may be covered, at least in part, by insurance or other third-party indemnity obligation. The Company records receivables from third party insurers when recovery has been determined to be probable.
Lease guarantees — The Company remains contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of April 16, 2023, the maximum potential liability of future undiscounted payments under these leases is approximately $21.8 million. The lease terms extend for a maximum of approximately 15 more years and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.

15.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	April 16, 2023	April 17, 2022
Non-cash investing and financing transactions:
Increase in obligations for treasury stock repurchases	$958	$—
Decrease in obligations for purchases of property and equipment	$3,603	$1,009
Increase in dividends accrued or converted to common stock equivalents	$140	$128
Right-of use assets obtained in exchange for operating lease obligations	$115,368	$141,143
Right-of use assets obtained in exchange for finance lease obligations	$—	$45

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16.SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	April 16, 2023	October 2, 2022
Accounts and other receivables, net:
Trade	$90,062	$90,105
Notes receivable, current portion	1,788	8,643
Income tax receivable	917	878
Other	7,954	10,152
Allowance for doubtful accounts	(4,064)	(5,975)
	$96,657	$103,803
Property and equipment, net
Land	$94,307	$86,134
Buildings	968,108	960,984
Restaurant and other equipment	171,711	163,527
Construction in progress	17,843	18,271
	1,251,969	1,228,916
Less accumulated depreciation and amortization	(832,065)	(810,752)
	$419,904	$418,164
Other assets, net:
Company-owned life insurance policies	$115,466	$108,924
Deferred rent receivable	42,592	43,891
Franchise tenant improvement allowance	39,173	32,429
Notes receivable, less current portion	10,571	11,624
Other	29,841	29,701
	$237,643	$226,569
Accrued liabilities:
Legal accruals	$63,917	$59,165
Payroll and related taxes	40,293	43,837
Insurance	32,764	32,272
Sales and property taxes	14,787	30,947
Deferred rent income	9,591	18,525
Advertising	7,653	11,028
Deferred franchise and development fees	5,783	5,647
Other	68,747	52,511
	$243,535	$253,932
Other long-term liabilities:
Defined benefit pension plans	$50,754	$51,679
Deferred franchise and development fees	41,064	40,802
Other	41,023	42,213
	$132,841	$134,694

17.SUBSEQUENT EVENTS
Refranchising — Subsequent to the end of the second quarter of 2023, the Company closed on the sale of 17 Del Taco company-operated restaurants to one franchisee for $13.7 million.
Additionally, subsequent to the end of the second quarter of 2023, the Company executed Asset Purchase Agreements for the sale of 39 additional Del Taco company-operated restaurants to three franchisees for $17.5 million.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Legal matters — On May 9, 2023, the court granted the Company’s post-trial motion, overturning the jury’s verdict in the J&D Restaurant Group matter. Refer to Note 14, Commitments and Contingencies, of the notes to these condensed consolidated financial statements for additional information regarding the case and the related reversal of a previous accrual.
Dividends — On May 12, 2023, the Board of Directors declared a cash dividend of $0.44 per common share, to be paid on June 13, 2023, to shareholders of record as of the close of business on May 31, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2023 and 2022 refer to the 12 weeks (“quarter”) and 28 weeks (“year-to-date”) ended April 16, 2023 and April 17, 2022, respectively, unless otherwise indicated.
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

OVERVIEW
Our Business
Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® and Del Taco® quick-service restaurants. As of April 16, 2023, we operated and franchised 2,187 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam, and 595 Del Taco quick-service restaurants across 16 states, including one in Guam.
We derive revenue from retail sales at company-operated restaurants and rental revenue, royalties (based upon a percent of sales), franchise fees and contributions for advertising and other services from franchisees.

RESULTS OF OPERATIONS
The following tables summarize changes in same-store sales for Jack in the Box and Del Taco company-operated, franchised, and system restaurants:

	Quarter		Year-to-date
Jack in the Box:	April 16, 2023	April 17, 2022	April 16, 2023	April 17, 2022
Company	10.8%	1.7%	11.8%	0.6%
Franchise	9.4%	(1.1)%	8.2%	0.3%
System	9.5%	(0.8)%	8.6%	0.3%

	Quarter		Year-to-date
Del Taco:	April 16, 2023	April 17, 2022 (1)	April 16, 2023	April 17, 2022 (1)
Company	3.5%	1.6%	3.3%	2.6%
Franchise	2.8%	3.4%	2.8%	4.5%
System	3.2%	2.5%	3.0%	3.6%
____________________________
(1)Fiscal 2022 full quarter and year-to-date same store sales figures are shown for information purposes only.

The following tables summarize changes in the number and mix of company and franchise restaurants for our two brands:

	2023			2022
Jack in the Box:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	146	2,035	2,181	163	2,055	2,218
New	—	8	8	—	7	7
Acquired from franchisees	—	—	—	13	(13)	—
Refranchised	(5)	5	—	—	—	—
Closed	(1)	(1)	(2)	(4)	(14)	(18)
End of period	140	2,047	2,187	172	2,035	2,207
% of system	6%	94%	100%	8%	92%	100%

	2023			2022 (1)
Del Taco:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	290	301	591	296	306	602
New	—	5	5	1	1	2
Refranchised	(16)	16	—	—	—	—
Closed	(1)	—	(1)	(4)	(1)	(5)
End of period	273	322	595	293	306	599
% of system	46%	54%	100%	49%	51%	100%
____________________________
(1)Fiscal 2022 full year-to-date restaurant activity figures are shown for information purposes only.

The following tables summarize restaurant sales for company-operated, franchised, and systemwide sales for our two brands (in thousands):

	Quarter		Year-to-date
Jack in the Box:	April 16, 2023	April 17, 2022	April 16, 2023	April 17, 2022
Company-operated restaurant sales	$95,489	$94,250	$221,631	$214,306
Franchised restaurant sales (1)	931,257	840,468	2,140,239	1,958,144
Systemwide sales (1)	$1,026,746	$934,718	$2,361,870	$2,172,450

	Quarter		Year-to-date
Del Taco:	April 16, 2023	April 17, 2022 (2)	April 16, 2023	April 17, 2022 (2)
Company-operated restaurant sales	$107,115	$111,143	$251,164	$254,561
Franchised restaurant sales (1)	118,896	107,966	264,994	246,469
Systemwide sales (1)	$226,011	$219,109	$516,158	$501,030
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
(2)Fiscal 2022 full quarter and year-to-date systemwide sales figures are shown for information purposes only.

Jack in the Box Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Quarter				Year-to-date
	April 16, 2023		April 17, 2022		April 16, 2023		April 17, 2022
Company restaurant sales	$95,489		$94,250		$221,631		$214,306
Company restaurant costs:
Food and packaging	$29,841	31.3%	$30,687	32.6%	$71,167	32.1%	$68,224	31.8%
Payroll and employee benefits	$29,200	30.6%	$32,007	34.0%	$68,638	31.0%	$71,732	33.5%
Occupancy and other	$15,999	16.8%	$17,384	18.4%	$36,376	16.4%	$38,261	17.9%
Company restaurant sales increased $1.2 million or 1.3% in the quarter and $7.3 million or 3.4% year-to-date compared to the prior year, primarily due to average check and traffic growth, partially offset by a decline in the number of company-operated restaurants. The following table presents the approximate impact of these items on company restaurant sales (in millions):

	Quarter	Year-to-date
AUV increase	$10.0	$23.9
Decrease in the average number of restaurants	(8.8)	(16.6)
Total change in company restaurant sales	$1.2	$7.3
Same-store sales at company-operated restaurants increased 10.8% in the quarter and 11.8% year-to-date compared to a year ago. The following table summarizes the change versus a year ago:

	Quarter		Year-to-date
	April 16, 2023	April 17, 2022	April 16, 2023	April 17, 2022
Average check (1)	7.6%	3.7%	7.6%	3.6%
Transactions	3.2%	(2.0)%	4.2%	(3.0)%
Change in same-store sales	10.8%	1.7%	11.8%	0.6%
____________________________
(1)Includes price increases of approximately 8.9% in the quarter and 9.7% year-to-date.
Food and packaging costs as a percentage of company restaurant sales decreased 1.3% in the quarter compared to the prior year, but increased 0.3% year-to-date compared to the prior year. Increased menu pricing and favorable menu item mix was partially offset in the quarter and more than offset year-to-date by higher commodity costs.
Commodity costs increased in the quarter and year-to-date by approximately 7.7% and 12.1%, respectively, compared to the prior year. The inflation we have experienced is across nearly all categories with the greatest impact on a year-to-date basis seen in produce, sauces, potatoes, oil, beverages and bakery. For fiscal 2023, we expect annual commodity cost inflation to be up 7% to 9% compared with fiscal 2022.
Payroll and employee benefit costs as a percentage of company restaurant sales decreased 3.4% in the quarter and 2.5% year-to-date compared to the prior year primarily due to sales leverage and a change in the mix of restaurants in connection with refranchising transactions, partially offset by higher incentive compensation. Labor inflation in the quarter and year-to-date was approximately 4.8% and 7.6%, respectively. For fiscal 2023, we expect annual wage inflation to be up 3% to 6% compared with fiscal 2022.
Occupancy and other costs, as a percentage of company restaurant sales, decreased 1.6% in the quarter and 1.5% year-to-date compared to the prior year primarily due to higher average restaurant sales as a result of a change in restaurant mix as well as sales leverage, partially offset by higher costs for utilities, maintenance and repair, delivery fees and other operating expenses as compared with fiscal 2022.

Jack in the Box Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	April 16, 2023	April 17, 2022	April 16, 2023	April 17, 2022
Franchise rental revenues	$80,910	$75,692	$187,006	$178,791

Royalties	46,401	42,933	113,970	100,581
Franchise fees and other	1,671	1,497	3,468	4,604
Franchise royalties and other	48,072	44,430	117,438	105,185
Franchise contributions for advertising and other services	50,361	44,965	115,674	105,766
Total franchise revenues	$179,343	$165,087	$420,118	$389,742

Franchise occupancy expenses	$50,008	$48,403	$114,563	$112,386
Franchise support and other costs	2,735	4,828	4,151	8,739
Franchise advertising and other services expenses	52,660	46,849	120,618	110,157
Total franchise costs	$105,403	$100,080	$239,332	$231,282
Franchise costs as a percentage of total franchise revenues	58.8%	60.6%	57.0%	59.3%

Average number of franchise restaurants	2,037	2,027	2,035	2,034
% increase	0.5%		—%
Franchised restaurant sales	$931,257	$840,468	$2,140,239	$1,958,144
Franchised restaurant AUVs	$457	$415	$1,052	$963
Royalties as a percentage of total franchised restaurant sales (1)	5.0%	5.1%	5.3%	5.1%
____________________________
(1)Excluding the impact of the $7.3 million termination fee in the first quarter of the current year, royalties as a percentage of total franchised restaurant sales would be 5.0% year-to-date for the period ended April 16, 2023.
Franchise rental revenues increased $5.2 million, or 6.9% in the quarter, and $8.2 million, or 4.6% year-to-date, as compared to the prior year, primarily due to higher percentage rent of $3.6 million in the quarter and $7.2 million year-to-date driven by higher franchise restaurant sales.
Franchise royalties and other increased $3.6 million, or 8.2% in the quarter, and increased $12.3 million, or 11.6% year-to-date, as compared to the prior year. Higher franchise restaurant sales drove royalties higher in both the quarter and year-to-date periods. Additionally, in the year-to-date period, a $7.3 million termination fee paid by a franchise operator who sold his restaurants to a new franchisee, also contributed to the increase versus a year ago. Refer to Note 2, Revenue, of the notes to the condensed consolidated financial statements for additional information related to the $7.3 million termination fee.
Franchise contributions for advertising and other services revenues increased $5.4 million, or 12.0% in the quarter, and increased $9.9 million, or 9.4% year-to-date, compared to the prior year primarily driven by higher marketing contribution in connection with higher franchise restaurant sales.
Franchise occupancy expenses, primarily rent, increased $1.6 million, or 3.3% in the quarter, and increased $2.2 million, or 1.9% year-to-date, compared to the prior year primarily due to ongoing rent increases.
Franchise support and other costs decreased $2.1 million in the quarter, and $4.6 million year-to-date, compared to the prior year primarily due to a decrease in franchisee bad debt expense.
Franchise advertising and other service expenses increased $5.8 million, or 12.4% in the quarter, and increased $10.5 million, or 9.5% year-to-date, compared to the prior year primarily driven by higher franchise sales.
Del Taco Brand
Jack in the Box Inc. acquired Del Taco on March 8, 2022. Fiscal 2022 results include approximately 6 weeks of operating results compared with 12 and 28 weeks in the current year quarter and year-to-date periods, respectively.

Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Quarter				Year-to-date
	April 16, 2023		April 17, 2022		April 16, 2023		April 17, 2022
Company restaurant sales	$107,115		$57,059		$251,164		$57,059
Company restaurant costs:
Food and packaging	$29,468	27.5%	$16,184	28.4%	$70,076	27.9%	$16,184	28.4%
Payroll and employee benefits	$35,835	33.5%	$18,904	33.1%	$85,038	33.9%	$18,904	33.1%
Occupancy and other	$23,276	21.7%	$11,788	20.7%	$54,269	21.6%	$11,788	20.7%
Company restaurant sales increased $50.1 million or 87.7% in the quarter compared to the prior year, primarily due to the current year including a full 12-week quarter of operating results versus approximately 6 weeks last year due to the timing of the Del Taco acquisition. As a result, the comments below are focused on the quarter-over-quarter comparisons.
Food and packaging costs, as a percentage of company restaurant sales, decreased 0.9% in the quarter as compared to the prior year. This decrease as a percentage was primarily due to the increased menu pricing which more than offset the higher commodity costs in the period.
Payroll and employee benefit costs, as a percentage of company restaurant sales, increased 0.4% in the quarter as compared to the prior year. This increase was primarily due to labor inflation.
Occupancy and other costs, as a percentage of company restaurant sales, increased 1.0% in the quarter as compared to the prior year. This increase was primarily due to utility inflation, increases in maintenance and repair costs, and higher rent expense.
Del Taco Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	April 16, 2023	April 17, 2022	April 16, 2023	April 17, 2022
Total franchise revenues (1)	$13,797	$5,898	$29,927	$5,898
Total franchise costs (2)	$8,650	$3,436	$18,392	$3,436
Franchise costs as a percentage of total franchise revenues	62.7%	58.3%	61.5%	58.3%

Number of franchise restaurants at end of period	322	306	322	306
% increase	5.2%		5.2%
Franchised restaurant sales	$118,896	$55,720	$264,994	$55,720
Franchised restaurant AUVs	$369	$182	$823	$182
Royalties as a percentage of total franchised restaurant sales	4.8%	4.7%	4.8%	4.7%
____________________________
(1)Includes franchise rental revenues, franchise royalties and other, and franchise contributions for advertising and other services.
(2)Includes franchise occupancy expenses, franchise support and other costs, and franchise advertising and other services expenses.

Company-Wide Results
Depreciation and Amortization
Depreciation and amortization increased $3.1 million in the quarter and $10.0 million year-to-date compared to the prior year primarily due to the acquisition of Del Taco, contributing an additional $4.1 million of depreciation and amortization in the quarter and $12.5 million year-to-date; more than offsetting lower Jack in the Box depreciation as a result of certain franchise buildings becoming fully depreciated.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in SG&A expenses compared with the prior year (in thousands):

	Increase/(Decrease)
	Quarter	Year-to-date
Advertising	$2,098	$8,183
Incentive compensation (including share-based compensation and related payroll taxes)	4,100	9,480
Cash surrender value of COLI policies, net	(2,980)	(9,147)
Litigation matters	(1,333)	4,654
Insurance	1,565	1,508
Other	7,742	21,627
	$11,192	$36,305
Advertising costs represent company contributions to our marketing funds and are generally determined as a percentage of company-operated restaurant sales. Advertising costs increased $2.1 million in the quarter and $8.2 million year-to-date compared to the prior year primarily due to the acquisition of Del Taco which resulted in higher advertising costs of $2.0 million and $7.8 million, respectively.
Incentive compensation increased $4.1 million in the quarter and $9.5 million year-to-date compared to the prior year. In the quarter, the increase is primarily due to a $4.6 million increase in the annual incentives mainly as a result of higher achievement levels compared to the prior year, partially offset by a $0.5 million decrease in share-based compensation. Year-to-date, the increase is due to a $7.5 million increase in the annual incentives as well as a $2.0 million increase in share-based compensation mainly from the timing of annual grants compared to the prior year.
The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $3.0 million in the quarter and $9.1 million year-to-date versus the prior year.
Litigation matters decreased $1.3 million in the quarter and increased by $4.7 million year-to-date compared to a year ago mainly due to litigation developments in the current year. In the first quarter of 2023, in connection with the J&D Restaurant Group legal matter we recorded a charge of $6.4 million based on a jury verdict. In the second quarter of 2023, we reversed the total $8.0 million we had accrued for the J&D Restaurant Group litigation based on the Court’s final ruling overturning the jury verdict. Additionally, in the second quarter of fiscal 2023, we recorded a litigation charge of $6.6 million for Gessele vs. Jack in the Box Inc.. Refer to Note 14, Commitments and Contingencies, of the notes to the condensed consolidated financial statements for additional information related to these two legal matters.
Insurance increased $1.6 million in the quarter and $1.5 million year-to-date compared to a year ago due to a benefit in the prior year from a favorable change in the loss development factors related to our worker’s compensation liabilities.
The increase in the other SG&A is primarily due to the acquisition of Del Taco in the prior year which resulted in an increase of additional general and administrative costs of $5.9 million and $17.9 million in the quarter and year-to-date periods, respectively.
Other Operating Expenses, Net
Other operating expenses, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 16, 2023	April 17, 2022	April 16, 2023	April 17, 2022
Acquisition, integration, and restructuring costs	$1,259	$13,098	$2,896	$16,111
Costs of closed restaurants and other	560	650	2,745	1,722
Accelerated depreciation	185	288	453	663
(Gains) losses on disposition of property and equipment, net	976	331	(8,615)	(286)
	$2,980	$14,367	$(2,521)	$18,210

Other operating expenses, net decreased $11.4 million in the quarter and $20.7 million year-to-date compared to the prior year, primarily due to the acquisition of Del Taco in the prior year resulting in acquisition, integration and restructuring costs of $13.1 million and $16.1 million, respectively. Year-to-date, $9.5 million of gains were recognized in the current year from the sale of Jack in the Box restaurant properties to franchisees who were leasing the properties from us prior to the sale also contributed to the decrease.
Gains on the Sale of Company-Operated Restaurants
For the year-to-date period 2023, the Company sold five Jack in the Box company-operated restaurants and 16 Del Taco company-operated restaurants to franchisees and recognized a net gain of $4.5 million. Refer to Note 4, Summary of Refranchisings and Franchise Acquisitions, of the notes to the condensed consolidated financial statements for additional information regarding these transactions. In fiscal 2022, no company-operated restaurants were sold to franchisees. Amounts included in “Gains on the sale of company-operated restaurants” in 2022 related to additional proceeds received in connection with the extension of franchise and lease agreements form the sale of restaurants in prior years.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 16, 2023	April 17, 2022	April 16, 2023	April 17, 2022
Interest expense	$19,724	$26,562	$46,261	$46,835
Interest income	(367)	(81)	(756)	(167)
Interest expense, net	$19,357	$26,481	$45,505	$46,668
Interest expense, net decreased $7.1 million in the quarter and $1.2 million year-to-date compared to a year ago primarily due to a loss on early extinguishment of debt of $7.7 million in the prior year and lower average borrowing rates, partially offset by higher average borrowings.
Income Tax Expense
The income tax provisions reflect tax rates of 34.8% in the second quarter of 2023 as compared to 33.3% in the prior year, and 29.6% for the year-to-date period, compared with 27.8% in the same period in fiscal year 2022. The major components of the year-over-year increase in tax rates were the impact of estimated disposals of non-deductible goodwill attributable to refranchising transactions, partially offset by non-taxable gains in the current year as opposed to non-deductible losses in the prior year from the market performance of insurance products used to fund certain non-qualified retirement plans and non-deductible transaction costs resulting from the Del Taco acquisition recorded in the prior year.
Non-GAAP Adjusted EBITDA
Below is a consolidated reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):

	Quarter		Year-to-date
Consolidated:	April 16, 2023	April 17, 2022	April 16, 2023	April 17, 2022
Net earnings - GAAP	$26,507	$7,796	$79,761	$47,066
Income tax expense	14,168	3,897	33,553	18,087
Interest expense, net	19,357	26,481	45,505	46,668
Gains on the sale of company-operated restaurants	(704)	(810)	(4,529)	(858)
Other operating expenses (income), net	2,980	14,367	(2,521)	18,210
Depreciation and amortization	14,598	11,545	34,000	24,041
Amortization of favorable and unfavorable leases and subleases, net	833	248	1,375	248
Amortization of franchise tenant improvement allowances and incentives	1,022	893	2,237	2,127
Adjusted EBITDA - Non-GAAP	$78,761	$64,417	$189,381	$155,589

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of liquidity and capital resources are cash flows from operations and borrowings available under our securitized financing facility. Our cash requirements consist principally of working capital, general corporate needs, capital expenditures, income tax payments, debt service requirements, franchise tenant improvement allowance and incentive distributions, dividend payments, and obligations related to our benefit plans. We generally use available cash flows from operations to invest in our business, service our debt obligations, pay dividends and repurchase shares of our common stock.
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our credit facilities. As of April 16, 2023, the Company had $122.8 million of cash and restricted cash on its consolidated balance sheet and available borrowings of $172.0 million under our $150.0 million Variable Funding Notes and our $75.0 million revolving credit facility. The Company continually assesses the optimal sources and uses of cash for our business. Since closing the Del Taco acquisition, we have undertaken a process to review our balance sheet for any undervalued assets, and pursue opportunities for capital sources, including the sale of our owned Jack in the Box properties, and refranchising, primarily for Del Taco in the near term.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility and revolving credit facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Year-to-date
	April 16, 2023	April 17, 2022
Total cash provided by (used in):
Operating activities	$94,108	$67,828
Investing activities	9,730	(598,182)
Financing activities	(117,042)	541,419
Net cash flows	$(13,204)	$11,065
Operating Activities. Operating cash flows increased $26.3 million compared with a year ago. This is primarily due the change in higher net income, when adjusted for non-cash items, of $12.7 million, as well as due to a favorable change in working capital of $13.6 million. The change in working capital is primarily a result of higher income tax accruals versus tax payments, lower bonus payments and the timing of media payments, partially offset by the timing of collections for royalties, marketing and percentage rent and the timing of minimum rent payments.
Pension and post-retirement contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of January 1, 2022, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for our qualified pension plan. In 2023, we contributed $3.2 million to our non-qualified pension plan and post-retirement plans.
Investing Activities. Cash flows from investing activities increased by $607.9 million compared with a year ago due to the Del Taco acquisition in the prior year of $580.8 million, and higher proceeds in the current year from the sale of Jack in the Box restaurant properties to franchisees of $21.1 million and the sale of company-operated restaurants of $17.8 million. These increases are partially offset by higher purchases of property and equipment of $16.4 million.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	April 16, 2023	April 17, 2022
Restaurants:
Remodel / refresh programs	$4,863	$4,935
Restaurant facility expenditures	15,058	8,689
Purchases of assets intended for sale and leaseback	5,801	1,877
Restaurant information technology	8,607	3,262
	34,329	18,763
Corporate Services:
Information technology	2,625	855
Corporate facilities	242	1,163
	2,867	2,018

Total capital expenditures	$37,196	$20,781
Sale of Company-Operated Restaurants — We have continued to expand franchise ownership primarily through the sale of company-operated restaurants to franchisees. The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands):

	Year-to-date
	April 16, 2023	April 17, 2022
Number of Jack in the Box restaurants sold to franchisees	5	—
Number of Del Taco restaurants sold to franchisees	16	—
Total proceeds	$18,417	$600
Proceeds fiscal 2022 were received in connection with the extension of franchise and lease agreements from the sale of restaurants in prior years.
Financing Activities. Cash flows used in financing activities increased by $658.5 million compared with a year ago. The primary change is due an increase in net borrowings in the prior year driven by the issuance of the 2022 Notes as further detailed below. The repayment of $50.0 million of borrowings outstanding under our Variable Funding Notes and $32.6 million of stock repurchases in the current year also contributed to the increase in cash flows used in financing activities versus the prior year.
Repurchases of common stock — The Company repurchased 0.4 million shares of its common stock in fiscal 2023 for an aggregate cost of $33.6 million, which includes amounts settled after the end of the quarter. As of April 16, 2023, there was $141.6 million remaining under share repurchase programs authorized by the Board of Directors which expire in November 2023.
Dividends — Up through April 16, 2023, the Board of Directors declared two cash dividends of $0.44 per common share totaling $18.4 million. On May 12, 2023, the Board of Directors declared a cash dividend of 0.44 per common share, to be paid on June 13, 2023, to shareholders of record as of the close of business on May 31, 2023.
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

The Company also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. As of April 16, 2023, we did not have any outstanding borrowings and had available borrowing capacity of $110.0 million under our Variable Funding Notes, net of letters of credits issued of $40.0 million.
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
Restricted cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of April 16, 2023, the Company had restricted cash of $27.9 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-1 and A-2 Notes.
Covenants and restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of April 16, 2023, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
Revolving credit facility — In connection with the Del Taco acquisition, Del Taco’s existing debt of $115.2 million related to a Syndicated Credit Facility dated August 5, 2015, was repaid and extinguished on the Closing Date. On the Closing Date, Del Taco entered into a new syndicated credit facility with an aggregate principal amount of up to $75.0 million, maturing on March 1, 2024. The revolving credit facility, as amended, includes a limit of $20.0 million for letters of credit. As of April 16, 2023, we had no outstanding borrowings and available borrowing capacity of $61.9 million under the facility, net of letters of credit of $13.1 million.

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

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended April 16, 2023, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 16, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — In the second quarter of 2023, we repurchased 0.2 million shares of our common stock for an aggregate cost of $18.6 million, including the applicable excise tax. As of April 16, 2023, this leaves $141.6 million remaining under share repurchase programs authorized by the Board of Directors that expire in November 2023.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs (in thousands)
				$160,000
January 23, 2023 - February 19, 2023	—	$—	—	$160,000
February 20, 2023 - March 19, 2023	68,476	$80.08	68,476	$154,517
March 20, 2023 - April 16, 2023	151,814	$85.27	151,814	$141,571
Total	220,290		220,290

ITEM 3.        DEFAULTS OF SENIOR SECURITIES
None.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Item 5.03.    None.

ITEM 6.        EXHIBITS

Number	Description	Form	Filed with SEC
10.8.16*	Jack in the Box, Inc Omnibus Incentive Plan, dated March 3, 2023	10-Q	Filed herewith
10.8.17*	Restricted Stock Unit Award Grant Notice - Officer	10-Q	Filed herewith
10.8.18*	Restricted Stock Unit Award Grant Notice - Non-Officer	10-Q	Filed herewith
10.8.19*	Restricted Stock Unit Award Grant Notice - Director	10-Q	Filed herewith
10.8.20*	Performance Stock Unit Award Grant Notice - Officer	10-Q	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema Document
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted in iXBRL
*Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ DAWN HOOPER
Dawn Hooper
Senior Vice President, Controller (principal financial officer) (Duly Authorized Signatory)
Date: May 17, 2023