Form 10-Q
period 2023-07-09
JACK IN THE BOX INC
filed 2023-08-09
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 9, 2023
or
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
Yes  ☐    No  ☑
As of the close of business August 3, 2023, 20,107,964 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	July 9, 2023	October 2, 2022
ASSETS
Current assets:
Cash	$154,073	$108,890
Restricted cash	27,947	27,150
Accounts and other receivables, net	82,776	103,803
Inventories	4,606	5,264
Prepaid expenses	10,323	16,095
Current assets held for sale	10,012	17,019
Other current assets	5,799	4,772
Total current assets	295,536	282,993
Property and equipment:
Property and equipment, at cost	1,249,618	1,228,916
Less accumulated depreciation and amortization	(834,669)	(810,752)
Property and equipment, net	414,949	418,164
Other assets:
Operating lease right-of-use assets	1,368,133	1,332,135
Intangible assets, net	11,515	12,324
Trademarks	283,500	283,500
Goodwill	339,389	366,821
Other assets, net	238,757	226,569
Total other assets	2,241,294	2,221,349
	$2,951,779	$2,922,506
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$29,970	$30,169
Current operating lease liabilities	161,398	171,311
Accounts payable	50,885	66,271
Accrued liabilities	281,781	253,932
Total current liabilities	524,034	521,683
Long-term liabilities:
Long-term debt, net of current maturities	1,731,406	1,799,540
Long-term operating lease liabilities, net of current portion	1,220,968	1,165,097
Deferred tax liabilities	41,113	37,684
Other long-term liabilities	139,675	134,694
Total long-term liabilities	3,133,162	3,137,015
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,645,814 and 82,580,599 issued, respectively	826	826
Capital in excess of par value	516,789	508,323
Retained earnings	1,924,466	1,842,947
Accumulated other comprehensive loss	(52,761)	(53,982)
Treasury stock, at cost, 62,538,138 and 61,799,221 shares, respectively	(3,094,737)	(3,034,306)
Total stockholders’ deficit	(705,417)	(736,192)
	$2,951,779	$2,922,506

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Revenues:
Company restaurant sales	$198,516	$215,231	$671,311	$486,596
Franchise rental revenues	86,248	80,068	278,598	259,723
Franchise royalties and other	54,970	52,059	185,342	159,915
Franchise contributions for advertising and other services	57,208	50,947	184,531	159,076
	396,942	398,305	1,319,782	1,065,310
Operating costs and expenses, net:
Food and packaging	58,556	65,755	199,799	150,163
Payroll and employee benefits	63,871	71,366	217,547	162,001
Occupancy and other	37,274	42,054	127,920	92,102
Franchise occupancy expenses	53,930	50,971	173,803	164,198
Franchise support and other costs	4,079	3,768	8,623	12,694
Franchise advertising and other services expenses	59,569	52,398	192,875	164,964
Selling, general and administrative expenses	39,617	40,032	129,164	93,274
Depreciation and amortization	14,460	16,713	48,460	40,754
Pre-opening costs	182	54	667	630
Other operating expenses, net	7,656	4,129	5,135	22,339
Gains on the sale of company-operated restaurants	(5,794)	(802)	(10,323)	(1,660)
	333,400	346,438	1,093,670	901,459
Earnings from operations	63,542	51,867	226,112	163,851
Other pension and post-retirement expenses, net	1,608	70	5,359	233
Interest expense, net	18,662	19,703	64,167	66,371
Earnings before income taxes	43,272	32,094	156,586	97,247
Income taxes	14,104	9,237	47,657	27,324
Net earnings	$29,168	$22,857	$108,929	$69,923

Earnings per share:
Basic	$1.42	$1.08	$5.25	$3.29
Diluted	$1.41	$1.08	$5.22	$3.29

Cash dividends declared per common share	$0.44	$0.44	$1.32	$1.32

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Net earnings	$29,168	$22,857	$108,929	$69,923
Other comprehensive income:
Actuarial losses and prior service costs reclassified to earnings	498	748	1,657	2,491
	498	748	1,657	2,491
Tax effect	(132)	(195)	(436)	(647)
Other comprehensive income, net of taxes	366	553	1,221	1,844

Comprehensive income	$29,534	$23,410	$110,150	$71,767

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	July 9, 2023	July 10, 2022
Cash flows from operating activities:
Net earnings	$108,929	$69,923
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48,460	40,754
Amortization of franchise tenant improvement allowances and incentives	3,295	3,046
Deferred finance cost amortization	3,915	4,280
Loss on extinguishment of debt	—	7,700
Tax deficiency from share-based compensation arrangements	71	123
Deferred income taxes	1,648	8,058
Share-based compensation expense	7,991	5,541
Pension and post-retirement expense	5,359	233
(Gains) losses on cash surrender value of company-owned life insurance	(8,331)	9,024
Gains on the sale of company-operated restaurants	(10,323)	(1,660)
Gains on the disposition of property and equipment, net	(9,155)	(1,746)
Impairment charges and other	6,232	3,863
Changes in assets and liabilities, excluding acquisitions:
Accounts and other receivables	12,902	571
Inventories	658	(137)
Prepaid expenses and other current assets	5,714	(3,261)
Operating lease right-of-use assets and lease liabilities	5,357	6,074
Accounts payable	(28,068)	2,627
Accrued liabilities	32,525	(42,701)
Pension and post-retirement contributions	(4,674)	(5,109)
Franchise tenant improvement allowance and incentive disbursements	(2,745)	(2,206)
Other	2,311	(1,185)
Cash flows provided by operating activities	182,071	103,812
Cash flows from investing activities:
Purchases of property and equipment	(56,669)	(34,349)
Acquisition of Del Taco, net of cash acquired	—	(580,792)
Proceeds from the sale of property and equipment	25,174	4,691
Proceeds from the sale and leaseback of assets	3,673	5,968
Proceeds from the sale of company-operated restaurants	51,845	1,402
Other	1,465	(1,315)
Cash flows provided by (used in) investing activities	25,488	(604,395)
Cash flows from financing activities:
Borrowings on revolving credit facilities	—	68,000
Repayments of borrowings on revolving credit facilities	(50,000)	(18,000)
Proceeds from the issuance of debt	—	1,100,000
Principal repayments on debt	(22,620)	(580,518)
Payment of debt issuance and extinguishment costs	—	(20,599)
Dividends paid on common stock	(27,198)	(27,789)
Proceeds from issuance of common stock	263	51
Repurchases of common stock	(60,431)	—
Payroll tax payments for equity award issuances	(1,593)	(1,215)
Cash flows (used in) provided by financing activities	(161,579)	519,930
Net increase in cash and restricted cash	45,980	19,347
Cash and restricted cash at beginning of period	136,040	73,568
Cash and restricted cash at end of period	$182,020	$92,915

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
As of July 9, 2023, there were 140 company-operated and 2,051 franchise-operated Jack in the Box restaurants and 221 company-operated and 373 franchise-operated Del Taco restaurants.
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
Fiscal year — The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Our Del Taco subsidiary operates on a fiscal year ending the Tuesday closest to September 30. Fiscal years 2023 and 2022 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2023 and 2022 refer to the 12 weeks (“quarter”) and 40 weeks (year-to-date”) ended July 9, 2023 and July 10, 2022, respectively, unless otherwise indicated.
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
Total contributions made by the Company are included in “Selling, general, and administrative expenses” in the accompanying condensed consolidated statements of earnings and for the quarter and year-to-date totaled $9.0 million and $30.3 million, respectively, in 2023 and $9.8 million and $22.9 million, respectively, in 2022.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the activity in the allowance for doubtful accounts (in thousands):

	Year-to-date
	July 9, 2023	July 10, 2022
Balance as of beginning of period	$(5,975)	$(6,292)
Reversal (provision) for expected credit losses	1,833	(4,162)
Write-offs charged against the allowance	41	5,226
Balance as of end of period	$(4,101)	$(5,228)
Business combinations — The Company accounts for acquisitions using the acquisition method of accounting. Accordingly, assets acquired and liabilities assumed are recorded at their estimated fair values at the acquisition date. The excess of purchase price over fair value of net assets acquired, including the amount assigned to identifiable intangible assets, is recorded as goodwill.
Goodwill and trademarks — Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired, if any. We generally record goodwill in connection with the acquisition of restaurants from franchisees or the acquisition of another business. Likewise, upon the sale of restaurants to franchisees, goodwill is decremented. The amount of goodwill written-off is determined as the fair value of the business disposed of as a percentage of the fair value of the reporting unit prior to the disposal. If the business disposed of was never fully integrated into the reporting unit after its acquisition, and thus the benefits of the acquired goodwill were never realized, the current carrying amount of the acquired goodwill is written off.
Goodwill is not amortized and has been assigned to reporting units for purposes of impairment testing. The Company’s two restaurant brands, Jack in the Box and Del Taco, are both operating segments and reporting units. Goodwill is evaluated for impairment by determining whether the fair value of our reporting units exceed their carrying values.
The Company tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events and circumstances warrant. Historically, this testing has been performed as of at the end of the fourth quarter of each fiscal year; however, the Company determined that the testing date should be moved up to be performed during the third quarter of each fiscal year. The Company does not consider this change to be material and believes the timing of assessment is preferable as it better aligns with its planning and forecasting process and also provides additional time to complete the annual assessment in advance of quarterly reporting deadlines. The change in assessment date did not delay, accelerate, or cause avoidance of a potential impairment charge.
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
During the third quarter of 2023, we performed a qualitative test for the fair value of the Jack in the Box reporting unit, noting that the fair value was substantially in excess of its respective carrying value. We performed quantitative tests over the Del Taco reporting unit using the approaches described above. The fair value of the Del Taco reporting unit and of the Del Taco indefinite-lived trademarks were in excess of their carrying values by approximately 9% and 13%, respectively, as of the testing date.

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
Disaggregation of revenue — The following table disaggregates revenue by segment and primary source for the quarter ended July 9, 2023 (in thousands):

	Quarter			Year-to-date
	Jack in the Box	Del Taco	Total	Jack in the Box	Del Taco	Total
Company restaurant sales	$96,820	$101,696	$198,516	$318,451	$352,860	$671,311
Franchise rental revenues	83,271	2,977	86,248	270,277	8,321	278,598
Franchise royalties	47,373	6,130	53,503	161,343	18,721	180,064
Marketing fees	47,323	5,004	52,327	154,153	15,268	169,421
Technology and sourcing fees	4,037	844	4,881	12,881	2,230	15,111
Franchise fees and other services	1,387	80	1,467	4,855	422	5,277
Total revenue	$280,211	$116,731	$396,942	$921,960	$397,822	$1,319,782
The following table disaggregates revenue by segment and primary source for the quarter ended July 10, 2022 (in thousands):

	Quarter			Year-to-date
	Jack in the Box	Del Taco	Total	Jack in the Box	Del Taco	Total
Company restaurant sales	$100,899	$114,332	$215,231	$315,205	$171,391	$486,596
Franchise rental revenues	78,278	1,790	80,068	257,069	2,654	259,723
Franchise royalties	44,291	5,361	49,652	144,872	8,006	152,878
Marketing fees	42,620	4,359	46,979	139,811	6,517	146,328
Technology and sourcing fees	3,548	420	3,968	12,123	625	12,748
Franchise fees and other services	2,340	67	2,407	6,944	93	7,037
Total revenue	$271,976	$126,329	$398,305	$876,024	$189,286	$1,065,310
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of significant changes in contract liabilities is presented below (in thousands):

	Year-to-date
	July 9, 2023	July 10, 2022
Deferred franchise and development fees at beginning of period	$46,449	$41,520
Changes due to business combinations	—	6,193
Revenue recognized	(4,140)	(4,238)
Additions	6,665	3,023
Deferred franchise and development fees at end of period	$48,974	$46,498
As of July 9, 2023, approximately $7.4 million of development fees related to unopened restaurants are included in deferred revenue. Timing of revenue recognition for development fees related to unopened restaurants is dependent upon the timing of restaurant openings and are recognized over the franchise term at the date of opening.
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied as of July 9, 2023 (in thousands):

Remainder of 2023	$1,206
2024	5,074
2025	4,840
2026	4,513
2027	4,158
Thereafter	21,775
$41,566
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

Year-to-date
July 10, 2022
Total revenue	$1,283,387
Net earnings	$74,711

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The unaudited pro forma financial information for the period presented includes the business combination accounting effects resulting from the acquisition, mainly including adjustments to reflect additional amortization expense from acquired intangibles, incremental depreciation expense from the fair value property and equipment, elimination of historical interest expense associated with both Del Taco’s and the Company’s historical indebtedness, additional interest expense associated with the new Del Taco revolving credit facility and the Company’s new borrowings as part of the refinancing to fund the acquisition, adjusted rent expense reflecting the acquired right-of-use assets and liabilities to their estimated acquisition-date values based upon valuation of related lease intangibles and remaining payments, as well as the fair value adjustments made to leasehold improvements, certain material non-recurring adjustments and the tax-related effects as though Del Taco was combined as of the beginning of fiscal 2021. The unaudited pro forma financial information as presented above is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2021, nor is it necessarily an indication of trends in future results for a number of reasons, including, but not limited to, differences between the assumptions used to prepare the pro forma information, cost savings from operating efficiencies, potential synergies, and the impact of incremental costs incurred in integrating the businesses.
For the periods subsequent to the acquisition that are included in the year-to-date period in 2022, Del Taco had total revenues of $189.3 million and net earnings of $5.2 million.

4.SUMMARY OF REFRANCHISINGS AND FRANCHISE ACQUISITIONS
Refranchisings — The following table summarizes the number of restaurants sold to franchisees and gains recognized (dollars in thousands):

	Quarter		Year-to-date
	July 9, 2023	July 10, 2022 (1)	July 9, 2023	July 10, 2022 (1)
Restaurants sold to Jack in the Box franchisees	—	—	5	—
Restaurants sold to Del Taco franchisees	50	—	66	—

Proceeds from the sale of company-operated restaurants	$33,428	$802	$51,845	$1,402
Broker commissions	(1,014)	—	(1,014)	—
Net assets sold (primarily property and equipment)	(6,705)	—	(10,798)	—
Goodwill related to the sale of company-operated restaurants	(14,194)	—	(21,503)	—
Franchise fees	(1,385)	—	(1,962)	—
Sublease liabilities, net	(3,580)	—	(4,777)	—
Lease termination	—	—	(393)	—
Other (2)	(756)	—	(1,075)	258
Gains on the sale of company-operated restaurants	$5,794	$802	$10,323	$1,660
____________________________
(1)Amounts in periods presented for 2022 primarily relate to additional proceeds received in connection with the extension of franchise and lease agreements from the sale of restaurants in prior years.
(2)The quarter and year-to-date amounts include $0.3 million relating to impairment on two restaurants that will be refranchised in the fourth quarter of 2023.
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
Assets held for sale — Assets classified as held for sale on our condensed consolidated balance sheets as of July 9, 2023 and October 2, 2022 have carrying amounts of $10.0 million and $17.0 million, respectively. These amounts relate to i) company-owned restaurants to be refranchised, ii) operating restaurant properties which we intend to sell to franchisees and/or sell and leaseback with a third party and iii) closed restaurant properties which we are marketing for sale.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill during fiscal 2023 and 2022 were as follows (in thousands):

	Jack in the Box	Del Taco	Total
Balance at October 2, 2022	$136,099	$230,722	$366,821
Sale of Del Taco company-operated restaurants to franchisees	—	(21,431)	(21,431)
Sale of Jack in the Box company-operated restaurants to franchisees	(72)	—	(72)
Reclassified to assets held for sale	—	(5,929)	(5,929)
Balance at July 9, 2023	$136,027	$203,362	$339,389
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows (in thousands):

	July 9, 2023			October 2, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived intangible assets:
Sublease assets	$2,671	$(325)	$2,346	$2,671	$(139)	$2,532
Franchise contracts	9,700	(725)	8,975	9,700	(311)	9,389
Reacquired franchise rights	297	(103)	194	530	(127)	403
	$12,668	$(1,153)	$11,515	$12,901	$(577)	$12,324
Indefinite-lived intangible assets:
Del Taco trademark	$283,500	$—	$283,500	$283,500	$—	$283,500
	$283,500	$—	$283,500	$283,500	$—	$283,500
The following table summarizes, as of July 9, 2023, the estimated amortization expense for each of the next five fiscal years (in thousands):

Remainder of 2023	$213
2024	901
2025	901
2026	901
2027	901
Thereafter	7,698
$11,515

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents rental income (in thousands):

	Quarter		Year-to-date
	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Operating lease income - franchise	$56,052	$53,703	$185,285	$178,048
Variable lease income - franchise	29,857	26,274	92,836	81,556
Amortization of favorable and unfavorable sublease contracts, net	339	91	477	119
Franchise rental revenues	$86,248	$80,068	$278,598	$259,723

Operating lease income - closed restaurants and other (1)	$1,692	$1,663	$5,717	$4,728
____________________________
(1)Primarily relates to closed restaurant properties included in “Other operating expenses, net” in our condensed consolidated statements of earnings.

7.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (2) (Level 1)	Significant Other Observable Inputs (2) (Level 2)	Significant Unobservable Inputs (2) (Level 3)
Fair value measurements as of July 9, 2023:
Non-qualified deferred compensation plan (1)	$15,259	$15,259	$—	$—
Total liabilities at fair value	$15,259	$15,259	$—	$—
Fair value measurements as of October 2, 2022:
Non-qualified deferred compensation plan (1)	$13,820	$13,820	$—	$—
Total liabilities at fair value	$13,820	$13,820	$—	$—
____________________________
(1)The Company maintains an unfunded defined contribution plan for key executives and other members of management. The fair value of this obligation is based on the closing market prices of the participants’ elected investments. The obligation is included in “Accrued liabilities” and “Other long-term liabilities” on our condensed consolidated balance sheets.
(2)The Company did not have any transfers in or out of Level 1, 2 or 3.
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of July 9, 2023 and October 2, 2022 (in thousands):

	July 9, 2023		October 2, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Series 2019 Class A-2 Notes	$708,688	$634,271	$714,125	$641,851
Series 2022 Class A-2 Notes	$1,072,500	$901,704	$1,089,000	$917,428
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
In connection with our impairment reviews performed during 2023, the Company impaired certain under-performing Del Taco restaurants. For further information, see Note 8, Other operating expenses, net, below in the notes to the condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.OTHER OPERATING EXPENSES, NET
Other operating expenses, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Acquisition, integration, and restructuring costs (1)	$2,463	$2,753	$5,359	$18,864
Costs of closed restaurants and other (2)	1,272	837	4,017	2,559
Operating restaurant impairment charges (3)	4,395	1,653	4,395	1,653
Accelerated depreciation	66	346	519	1,009
Gains on disposition of property and equipment, net (4)	(540)	(1,460)	(9,155)	(1,746)
	$7,656	$4,129	$5,135	$22,339
____________________________
(1)Acquisition, integration, and restructuring costs are related to the acquisition and integration of Del Taco.
(2)Costs of closed restaurants and other primarily include impairment charges as a result of our decision to close restaurants, ongoing costs associated with closed restaurants, and canceled project costs.
(3)In 2023, restaurant impairment charges related to the impairment of under-performing Del Taco restaurants currently held for use, whereas in 2022, the charges related to the impairment of under-performing Jack in the Box company-operated restaurants currently held for use.
(4)The 2023 year-to-date gains on disposition of property and equipment primarily relate to the sale of Jack in the Box restaurant properties to franchisees who were leasing the properties from us prior to the sale.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides information related to our operating segments in each period (in thousands):

	Quarter		Year-to-date
	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Revenues by segment:
Jack in the Box	$280,211	$271,976	$921,960	$876,024
Del Taco	116,731	126,329	397,822	189,286
Consolidated revenues	$396,942	$398,305	$1,319,782	$1,065,310
Segment operating profit:
Jack in the Box	$72,067	$64,951	$246,779	$216,935
Del Taco	4,167	12,209	25,131	18,265
Total segment operating profit	$76,234	$77,160	$271,910	$235,200
Depreciation and amortization	14,460	16,713	48,460	40,754
Acquisition, integration, and restructuring costs	2,463	2,753	5,359	18,864
Share-based compensation	2,059	1,607	7,991	5,541
Net COLI (gains) losses	(579)	4,585	(7,147)	7,165
Gains on the sale of company-operated restaurants	(5,794)	(802)	(10,323)	(1,660)
Amortization of favorable and unfavorable leases and subleases, net	83	437	1,458	685
Earnings from operations	$63,542	$51,867	$226,112	$163,851
Total capital expenditures by segment:
Jack in the Box	$24,588	$7,603	$39,844	$24,933
Del Taco	8,053	5,965	16,825	9,416
Total capital expenditures	$32,641	$13,568	$56,669	$34,349
Total depreciation and amortization by segment:
Jack in the Box	$8,319	$9,202	$27,631	$31,038
Del Taco	6,141	7,511	20,829	9,716
Total depreciation and amortization	$14,460	$16,713	$48,460	$40,754
The Company does not evaluate, manage or measure performance of segments using asset, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.

10.INCOME TAXES
The income tax provisions reflect effective tax rate of 32.6% in the third quarter of 2023 as compared to 28.8% in the third quarter of 2022, as well as 30.4% for the year-to-date period in 2023, compared with 28.1% in the same period in fiscal year 2022. The major components of the year-over-year increase in tax rates were the annual impact of both actual and estimated disposals of non-deductible goodwill attributable to refranchising transactions, partially offset by non-taxable gains in the current year as opposed to non-deductible losses in the prior year from the market performance of insurance products used to fund certain non-qualified retirement plans and non-deductible transaction costs resulting from the Del Taco acquisition recorded in the prior year.

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
Net periodic benefit cost (credit) — The components of net periodic benefit cost in each period were as follows (in thousands):

	Quarter		Year-to-date
	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Defined benefit pension plans:
Interest cost	$4,434	$3,388	$14,782	$11,292
Expected return on plan assets	(3,486)	(4,179)	(11,619)	(13,926)
Actuarial losses (1)	708	890	2,359	2,968
Amortization of unrecognized prior service costs (1)	5	5	15	15
Net periodic benefit cost	$1,661	$104	$5,537	$349
Post-retirement healthcare plans:
Interest cost	$162	$113	$539	$376
Actuarial gains (1)	(215)	(147)	(717)	(492)
Net periodic benefit credit	$(53)	$(34)	$(178)	$(116)
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
Future cash flows — The Company’s policy is to fund our plans at or above the minimum required by law. As of January 1, 2022, the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for the Qualified Plan. Details regarding 2023 contributions are as follows (in thousands):

	SERP	Post-Retirement Healthcare Plans
Net year-to-date contributions	$3,930	$744
Remaining estimated net contributions during fiscal 2023	$1,283	$368
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12.STOCKHOLDERS’ DEFICIT
Summary of changes in stockholders’ deficit — A reconciliation of the beginning and ending amounts of stockholders’ deficit is presented below (in thousands):

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 2, 2022	82,581	$826	$508,323	$1,842,947	$(53,982)	$(3,034,306)	$(736,192)
Shares issued under stock plans, including tax benefit	36	—	—	—	—	—	—
Share-based compensation	—	—	3,534	—	—	—	3,534
Dividends declared	—	—	67	(9,221)	—	—	(9,154)
Purchases of treasury stock	—	—	—	—	—	(14,999)	(14,999)
Net earnings	—	—	—	53,254	—	—	53,254
Other comprehensive income	—	—	—	—	489	—	489
Balance at January 22, 2023	82,617	$826	$511,924	$1,886,980	$(53,493)	$(3,049,305)	$(703,068)
Shares issued under stock plans, including tax benefit	12	—	—	—	—	—	—
Share-based compensation	—	—	2,398	—	—	—	2,398
Dividends declared	—	—	73	(9,139)	—	—	(9,066)
Purchases of treasury stock	—	—	—	—	—	(18,580)	(18,580)
Net earnings	—	—	—	26,507	—	—	26,507
Other comprehensive income	—	—	—	—	366	—	366
Balance at April 16, 2023	82,629	$826	$514,395	$1,904,348	$(53,127)	$(3,067,885)	$(701,443)
Shares issued under stock plans, including tax benefit	17	—	263	—	—	—	263
Share-based compensation	—	—	2,059	—	—	—	2,059
Dividends declared	—	—	72	(9,050)	—	—	(8,978)
Purchases of treasury stock	—	—	—	—	—	(26,852)	(26,852)
Net earnings	—	—	—	29,168	—	—	29,168
Other comprehensive income	—	—	—	—	366	—	366
Balance at July 9, 2023	82,646	$826	$516,789	$1,924,466	$(52,761)	$(3,094,737)	$(705,417)

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 3, 2021	82,536	$825	$500,441	$1,764,412	$(74,254)	$(3,009,306)	$(817,882)
Shares issued under stock plans, including tax benefit	28	1	48	—	—	—	49
Share-based compensation	—	—	1,018	—	—	—	1,018
Dividends declared	—	—	63	(9,320)	—	—	(9,257)
Net earnings	—	—	—	39,270	—	—	39,270
Other comprehensive income	—	—	—	—	738	—	738
Balance at January 23, 2022	82,564	$826	$501,570	$1,794,362	$(73,516)	$(3,009,306)	$(786,064)
Shares issued under stock plans, including tax benefit	5	—	2	—	—	—	2
Share-based compensation	—	—	2,916	—	—	—	2,916
Dividends declared	—	—	65	(9,334)	—	—	(9,269)
Fair value of assumed Del Taco RSAs attributable to pre-combination service	—	—	449	—	—	—	449
Net earnings	—	—	—	7,796	—	—	7,796
Other comprehensive income	—	—	—	—	553	—	553
Balance at April 17, 2022	82,569	$826	$505,002	$1,792,824	$(72,963)	$(3,009,306)	$(783,617)
Shares issued under stock plans, including tax benefit	11	—	—	—	—	—	—
Share-based compensation	—	—	1,607	—	—	—	1,607
Dividends declared	—	—	65	(9,329)	—	—	(9,264)
Net earnings	—	—	—	22,857	—	—	22,857
Other comprehensive income	—	—	—	—	553	—	553
Balance at July 10, 2022	82,580	$826	$506,674	$1,806,352	$(72,410)	$(3,009,306)	$(767,864)
Repurchases of common stock — The Company repurchased 0.7 million shares of its common stock in fiscal 2023 for an aggregate cost of $60.4 million, including applicable excise tax. As of July 9, 2023, there was $115.0 million remaining under share repurchase programs authorized by the Board of Directors which expire in November 2023.
Dividends — Through July 9, 2023, the Board of Directors declared three cash dividends of $0.44 per common share totaling $27.4 million. Future dividends are subject to approval by our Board of Directors.

13.AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Weighted-average shares outstanding – basic	20,487	21,236	20,738	21,221
Effect of potentially dilutive securities:
Nonvested stock awards and units	161	24	122	42
Stock options	1	—	1	1
Performance share awards	—	—	—	—
Weighted-average shares outstanding – diluted	20,649	21,260	20,861	21,264
Excluded from diluted weighted-average shares outstanding:
Antidilutive	15	32	26	23
Performance conditions not satisfied at the end of the period	105	63	105	63

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
Gessele v. Jack in the Box Inc. — In August 2010, five former Jack in the Box employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that Jack in the Box failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. On October 24, 2022, a jury awarded the plaintiffs approximately $6.4 million in damages and penalties. The Company continues to dispute liability and the damage award and will defend against both through post-trial motions and all other available appellate remedies. As of July 9, 2023, the Company has accrued the verdict amount as well as estimated pre-judgment and post-judgment interest of $6.6 million, and included it within “Accrued liabilities” on our condensed consolidated balance sheet. The Company will continue to accrue for post-judgment interest until the matter is settled.
Torrez — In March 2014, a former Del Taco employee filed a purported Private Attorneys General Act claim and class action alleging various causes of action under California’s labor, wage, and hour laws. The plaintiff generally alleges Del Taco did not appropriately provide meal and rest breaks and failed to pay wages and reimburse business expenses to its California non-exempt employees. On November 12, 2021, the court granted, in part, the plaintiff's motion for class certification. The parties participated in voluntary mediation on May 24, 2022 and June 3, 2022. On June 4, 2022, we entered into a Settlement Memorandum of Understanding (the “Agreement”) which obligates the Company to pay a gross settlement amount of $50.0 million, for which in exchange we will be released from all claims by the parties. The Agreement contains no admission of wrongdoing and is contingent upon various conditions, including, but not limited to, court approvals. There can be no assurance that the Agreement will be approved by the court nor upheld if challenged on appeal. As of July 9, 2023, the Company has accrued the settlement amount, and included it within “Accrued liabilities” on our condensed consolidated balance sheet.
J&D Restaurant Group — On April 17, 2019, the trustee for a bankrupt former franchisee filed a complaint generally alleging the Company wrongfully terminated the franchise agreements and unreasonably denied two perspective purchasers the former franchisee presented. The parties participated in a mediation in April 2021, and again in December 2022, but the matter did not settle. Trial commenced on January 9, 2023. On February 8, 2023, the jury returned a verdict finding the Company had not breached any contracts in terminating the franchise agreements or denying the proposed buyers. While the jury also found the Company had not violated the California Unfair Practices Act, it found for the plaintiff on the claim for breach of implied covenant of good faith and fair dealing, and awarded $8.0 million in damages. On May 9, 2023, the court granted the Company’s post-trial motion, overturning the jury verdict and ordering the plaintiff take nothing on its claims. As a result, the Company reversed the prior $8.0 million accrual, and as of July 9, 2023, the Company has no amounts accrued for this case on its condensed consolidated balance sheet.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Lease guarantees — The Company remains contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of July 9, 2023, the maximum potential liability of future undiscounted payments under these leases is approximately $22.9 million. The lease terms extend for a maximum of approximately 15 more years and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.

15.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	July 9, 2023	July 10, 2022
Non-cash investing and financing transactions:
Decrease in obligations for purchases of property and equipment	$2,472	$3,371
Increase in dividends accrued or converted to common stock equivalents	$212	$193
Right-of use assets obtained in exchange for operating lease obligations	$181,874	$179,726
Right-of use assets obtained in exchange for finance lease obligations	$870	$45

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16.SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	July 9, 2023	October 2, 2022
Accounts and other receivables, net:
Trade	$74,988	$90,105
Notes receivable, current portion	1,974	8,643
Income tax receivable	997	878
Other	8,918	10,152
Allowance for doubtful accounts	(4,101)	(5,975)
	$82,776	$103,803
Property and equipment, net
Land	$95,517	$86,134
Buildings	963,375	960,984
Restaurant and other equipment	165,643	163,527
Construction in progress	25,083	18,271
	1,249,618	1,228,916
Less accumulated depreciation and amortization	(834,669)	(810,752)
	$414,949	$418,164
Other assets, net:
Company-owned life insurance policies	$115,790	$108,924
Deferred rent receivable	42,193	43,891
Franchise tenant improvement allowance	40,968	32,429
Notes receivable, less current portion	10,040	11,624
Other	29,766	29,701
	$238,757	$226,569
Accrued liabilities:
Legal accruals	$64,171	$59,165
Payroll and related taxes	43,972	43,837
Insurance	32,359	32,272
Sales and property taxes	21,716	30,947
Deferred rent income	14,499	18,525
Advertising	19,375	11,028
Deferred franchise and development fees	6,019	5,647
Other	79,670	52,511
	$281,781	$253,932
Other long-term liabilities:
Defined benefit pension plans	$50,170	$51,679
Deferred franchise and development fees	42,955	40,802
Other	46,550	42,213
	$139,675	$134,694

17.SUBSEQUENT EVENTS
Refranchising — Subsequent to the end of the third quarter of 2023, the Company closed on the sale of 23 Del Taco company-operated restaurants to two franchisees for $13.8 million.
Dividends — On August 4, 2023, the Board of Directors declared a cash dividend of $0.44 per common share, to be paid on September 18, 2023, to shareholders of record as of the close of business on September 6, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
All comparisons between 2023 and 2022 refer to the 12 weeks (“quarter”) and 40 weeks (“year-to-date”) ended July 9, 2023 and July 10, 2022, respectively, unless otherwise indicated.
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

OVERVIEW
Our Business
Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® and Del Taco® quick-service restaurants. As of July 9, 2023, we operated and franchised 2,191 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including one in Guam, and 594 Del Taco quick-service restaurants across 16 states, including one in Guam.
We derive revenue from retail sales at company-operated restaurants and rental revenue, royalties (based upon a percent of sales), franchise fees and contributions for advertising and other services from franchisees.
RESULTS OF OPERATIONS
The following tables summarize changes in same-store sales for Jack in the Box and Del Taco company-operated, franchised, and system restaurants:

	Quarter		Year-to-date
Jack in the Box:	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Company	6.9%	3.5%	10.3%	1.5%
Franchise	8.0%	(1.0)%	8.2%	(0.1)%
System	7.9%	(0.6)%	8.4%	0.0%

	Quarter		Year-to-date
Del Taco:	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022 (1)
Company	1.7%	2.3%	2.8%	2.5%
Franchise	1.8%	4.8%	2.5%	4.6%
System	1.7%	3.5%	2.6%	3.5%
____________________________
(1)Fiscal 2022 full year-to-date same store sales figures are shown for information purposes only.
The following tables summarize year-to-date changes in the number and mix of company and franchise restaurants for our two brands:

	2023			2022
Jack in the Box:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	146	2,035	2,181	163	2,055	2,218
New	—	14	14	—	10	10
Acquired from franchisees	—	—	—	13	(13)	—
Refranchised	(5)	5	—	—	—	—
Closed	(1)	(3)	(4)	(5)	(16)	(21)
End of period	140	2,051	2,191	171	2,036	2,207
% of system	6%	94%	100%	8%	92%	100%

	2023			2022 (1)
Del Taco:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	290	301	591	296	306	602
New	—	7	7	1	2	3
Refranchised	(66)	66	—	—	—	—
Closed	(3)	(1)	(4)	(6)	(5)	(11)
End of period	221	373	594	291	303	594
% of system	37%	63%	100%	49%	51%	100%
____________________________
(1)Fiscal 2022 full year-to-date restaurant activity figures are shown for information purposes only.

The following tables summarize restaurant sales for company-operated, franchised, and systemwide sales for our two brands (in thousands):

	Quarter		Year-to-date
Jack in the Box:	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Company-operated restaurant sales	$96,820	$100,899	$318,451	$315,205
Franchised restaurant sales (1)	948,457	867,210	3,088,697	2,825,353
Systemwide sales (1)	$1,045,277	$968,109	$3,407,148	$3,140,558

	Quarter		Year-to-date
Del Taco:	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022 (2)
Company-operated restaurant sales	$101,696	$114,333	$352,860	$368,893
Franchised restaurant sales (1)	129,112	112,774	394,105	359,243
Systemwide sales (1)	$230,808	$227,107	$746,965	$728,136
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
(2)Fiscal 2022 full year-to-date systemwide sales figures are shown for information purposes only.

Jack in the Box Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Quarter				Year-to-date
	July 9, 2023		July 10, 2022		July 9, 2023		July 10, 2022
Company restaurant sales	$96,820		$100,899		$318,451		$315,205
Company restaurant costs:
Food and packaging	$30,384	31.4%	$33,319	33.0%	$101,551	31.9%	$101,543	32.2%
Payroll and employee benefits	$29,292	30.3%	$33,699	33.4%	$97,930	30.8%	$105,431	33.4%
Occupancy and other	$16,021	16.5%	$17,959	17.8%	$52,397	16.5%	$56,220	17.8%
Company restaurant sales decreased $4.1 million or 4.0% in the quarter and increased $3.2 million or 1.0% year-to-date compared to the prior year. In the quarter, the decrease is primarily due to a decline in the number of company-operated restaurants, partially offset by average check and traffic growth. Year-to-date, the increase is primarily due to higher same-store sales driven by average check and traffic growth, partially offset by a decrease in the number of company-operated restaurants. The following table presents the approximate impact of these items on company restaurant sales (in millions):

	Quarter	Year-to-date
AUV increase	$5.6	$29.5
Decrease in the average number of restaurants	(9.7)	(26.3)
Total change in company restaurant sales	$(4.1)	$3.2
Same-store sales at company-operated restaurants increased 6.9% in the quarter and 10.3% year-to-date compared to a year ago. The following table summarizes the change versus a year ago:

	Quarter		Year-to-date
	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Average check (1)	5.8%	5.6%	7.1%	4.2%
Transactions	1.1%	(2.1)%	3.2%	(2.7)%
Change in same-store sales	6.9%	3.5%	10.3%	1.5%
____________________________
(1)Includes price increases of approximately 7.3% in the quarter and 9.0% year-to-date.
Food and packaging costs as a percentage of company restaurant sales decreased 1.6% in the quarter and decreased 0.3% year-to-date compared to the prior year primarily due to increased menu pricing and favorable menu item mix, partially offset by higher commodity costs.
Commodity costs increased in the quarter and year-to-date by approximately 5.2% and 10.0%, respectively, compared to the prior year. The inflation we have experienced is across nearly all categories with the greatest impact on a year-to-date basis seen in produce, sauces, potatoes and beverages. For fiscal 2023, we expect annual commodity cost inflation to be up 8% to 10% compared with fiscal 2022.
Payroll and employee benefit costs as a percentage of company restaurant sales decreased 3.1% in the quarter and decreased 2.6% year-to-date compared to the prior year primarily due to sales leverage and a change in the mix of restaurants in connection with refranchising transactions, partially offset by higher incentive compensation. Labor inflation in the quarter and year-to-date was approximately 4.2% and 6.5%, respectively. For fiscal 2023, we expect annual wage inflation to be up 3% to 6% compared with fiscal 2022.
Occupancy and other costs, as a percentage of company restaurant sales, decreased 1.3% in both the quarter and year-to-date compared to the prior year primarily due to sales leverage and a change in the mix of restaurants in connection with refranchising transactions, partially offset by higher other operating costs including utilities, delivery fees and security as compared with fiscal 2022.

Jack in the Box Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Franchise rental revenues	$83,271	$78,278	$270,277	$257,069

Royalties	47,373	44,291	161,343	144,872
Franchise fees and other	1,387	2,340	4,855	6,944
Franchise royalties and other	48,760	46,631	166,198	151,816
Franchise contributions for advertising and other services	51,360	46,168	167,034	151,934
Total franchise revenues	$183,391	$171,077	$603,509	$560,819

Franchise occupancy expenses	$51,012	$49,216	$165,575	$161,602
Franchise support and other costs	3,528	3,422	7,086	12,161
Franchise advertising and other services expenses	53,519	47,622	174,730	157,779
Total franchise costs	$108,059	$100,260	$347,391	$331,542
Franchise costs as a percentage of total franchise revenues	58.9%	58.6%	57.6%	59.1%

Average number of franchise restaurants	2,035	2,028	2,035	2,032
% increase	0.3%		0.1%
Franchised restaurant sales	$948,457	$867,210	$3,088,697	$2,825,353
Franchised restaurant AUVs	$466	$428	$1,518	$1,391
Royalties as a percentage of total franchised restaurant sales (1)	5.0%	5.1%	5.2%	5.1%
____________________________
(1)Excluding the impact of the $7.3 million termination fee in the first quarter of the current year, royalties as a percentage of total franchised restaurant sales would be 5.0% year-to-date for the period ended July 9, 2023.
Franchise rental revenues increased $5.0 million, or 6.4% in the quarter, and $13.2 million, or 5.1% year-to-date, as compared to the prior year, primarily due to higher percentage rent of $2.9 million in the quarter and $10.1 million year-to-date driven by higher franchise restaurant sales as well as higher minimum rent of $1.8 million and $3.5 million, respectively.
Franchise royalties and other increased $2.1 million, or 4.6% in the quarter, and increased $14.4 million, or 9.5% year-to-date, as compared to the prior year. Higher franchise restaurant sales drove royalties higher in both the quarter and year-to-date periods. Additionally, in the year-to-date period, a $7.3 million termination fee paid by a franchise operator who sold his restaurants to a new franchisee, also contributed to the increase versus a year ago. Refer to Note 2, Revenue, of the notes to the condensed consolidated financial statements for additional information related to the $7.3 million termination fee.
Franchise contributions for advertising and other services revenues increased $5.2 million, or 11.2% in the quarter, and increased $15.1 million, or 9.9% year-to-date, compared to the prior year primarily driven by higher marketing contribution in connection with higher franchise restaurant sales.
Franchise occupancy expenses, primarily rent, increased $1.8 million, or 3.6% in the quarter, and increased $4.0 million, or 2.5% year-to-date, compared to the prior year primarily due to ongoing rent increases and to a lesser extent, higher property tax assessments in the current year.
Franchise support and other costs increased $0.1 million in the quarter, and decreased $5.1 million year-to-date, compared to the prior year. In the quarter, the increase is primarily due to higher costs for technology fees, overhead relating to new and remodeled restaurants and franchise business conferences, partially offset by lower bad debt expense. Year-to-date the decrease is primarily due to a decrease in bad debt expense of $6.0 million, partially offset with higher technology fees.
Franchise advertising and other service expenses increased $5.9 million, or 12.4% in the quarter, and increased $17.0 million, or 10.7% year-to-date, compared to the prior year primarily driven by higher franchise sales.

Del Taco Brand
Jack in the Box Inc. acquired Del Taco on March 8, 2022. Fiscal 2022 results include 12 and approximately 18 weeks of operating results, compared with 12 and 40 weeks in the current year quarter and year-to-date periods, respectively.
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Quarter				Year-to-date
	July 9, 2023		July 10, 2022		July 9, 2023		July 10, 2022
Company restaurant sales	$101,696		$114,332		$352,860		$171,391
Company restaurant costs:
Food and packaging	$28,171	27.7%	$32,435	28.4%	$98,247	27.8%	$48,619	28.4%
Payroll and employee benefits	$34,579	34.0%	$37,666	32.9%	$119,617	33.9%	$56,570	33.0%
Occupancy and other	$21,254	20.9%	$24,094	21.1%	$75,523	21.4%	$35,882	20.9%
Company restaurant sales decreased $12.6 million or 11.1% in the quarter compared to the prior year. The year-to-date period for 2022 only includes 18 weeks of operating results versus the full 40 weeks due to the timing of the Del Taco acquisition. As a result, the comments below are focused on the quarter-over-quarter comparisons.
The following table presents the approximate impact of these items on company restaurant sales (in millions):

Quarter
AUV increase	$1.4
Decrease in the average number of restaurants	(14.0)
Total change in company restaurant sales	$(12.6)
Same-store sales at company-operated restaurants increased 1.7% in the quarter and 2.8% year-to-date compared to a year ago. The following table summarizes the change for the current quarter versus a year ago:

	Quarter
	July 9, 2023	July 10, 2022
Average check (1)	4.1%	8.9%
Transactions	(2.4)%	(6.6)%
Change in same-store sales	1.7%	2.3%
________________________
(1)Includes price increases of approximately 8.1% in the third quarter of 2023.
Food and packaging costs as a percentage of company restaurant sales, decreased 0.7% in the quarter as compared to the prior year. This decrease as a percentage was primarily due to menu price increases, partially offset by commodity inflation.
Commodity costs inflation was 2.1% in the third quarter of 2023 and was 20.1% in the third quarter of 2022. The largest sources of inflation in the current quarter were due to tortillas, shells and potatoes, and partially offset by favorability in chicken, cheese and produce. For fiscal 2023, we expect annual commodity cost inflation to be up 8% to 10% compared with fiscal 2022.
Payroll and employee benefit costs as a percentage of company restaurant sales, increased 1.1% in the quarter as compared to the prior year. This increase was primarily due to labor inflation, which was 4.8% in the third quarter of 2023 and was 9.7% in the third quarter of 2022.
Occupancy and other costs, as a percentage of company restaurant sales, decreased 0.2% in the quarter as compared to the prior year. The decrease in the quarter was primarily due to lower common area maintenance costs, partially offset by higher maintenance and repair costs.

Del Taco Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Franchise rental revenues	$2,977	$1,790	$8,321	$2,654

Royalties	6,129	5,361	18,721	8,006
Franchise fees and other	79	65	422	93
Franchise royalties and other	6,208	5,426	19,143	8,099
Franchise contributions for advertising and other services	5,849	4,781	17,497	7,142
Total franchise revenues	$15,034	$11,997	$44,961	$17,895

Franchise occupancy expenses	$2,918	$1,755	$8,228	$2,596
Franchise support and other costs	553	346	1,540	532
Franchise advertising and other services expenses	6,050	4,776	18,145	7,185
Total franchise costs	$9,521	$6,877	$27,913	$10,313
Franchise costs as a percentage of total franchise revenues	63.3%	57.3%	62.1%	57.6%

Number of franchise restaurants at end of period	373	303	373	303
% increase	23.1%		23.1%
Franchised restaurant sales	$129,112	$112,774	$394,105	$168,494
Franchised restaurant AUVs	$346	$372	$1,057	$556
Royalties as a percentage of total franchised restaurant sales	4.7%	4.8%	4.8%	4.8%
Franchise rental revenues increased $1.2 million, or 66.3% in the quarter as compared to the prior year, primarily due to higher rental income resulting from new subleases related to the 66 restaurants refranchised in 2023.
Franchise royalties and other increased $0.8 million, or 14.4% in the quarter as compared to the prior year, primarily due to higher franchise restaurant sales resulting from the 66 restaurants refranchised in 2023.
Franchise contributions for advertising and other services revenues increased $1.1 million, or 22.3% in the quarter as compared to the prior year, primarily driven by higher marketing contribution related to higher franchise restaurant sales resulting from the 66 restaurants refranchised in 2023.
Franchise occupancy expenses, primarily rent, increased $1.2 million, or 66.3% in the quarter as compared to the prior year, primarily due to higher rent related to franchise subleases for the 66 restaurants refranchised in 2023.
Franchise support and other costs increased $0.2 million, or 59.8% in the quarter as compared to the prior year, primarily due to higher franchise development support costs.
Franchise advertising and other service expenses increased $1.3 million, or 26.7% in the quarter as compared to the prior year, primarily driven by higher franchise sales resulting from the 66 restaurants refranchised in 2023.

Company-Wide Results
Depreciation and Amortization
Depreciation and amortization decreased $2.3 million in the quarter and increased $7.7 million year-to-date compared to the prior year. Certain franchise buildings becoming fully depreciated in the current year resulted in the decrease in the quarter and was more than offset year-to-date by the acquisition of Del Taco in the second quarter of 2022.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the change in SG&A expenses compared with the prior year (in thousands):

	Increase/(Decrease)
	Quarter	Year-to-date
Advertising	$(773)	$7,411
Incentive compensation (including share-based compensation and related payroll taxes)	2,761	15,312
Cash surrender value of COLI policies, net	(5,166)	(14,313)
Litigation matters	(1,138)	3,746
Insurance	1,085	3,913
Other	2,816	19,821
	$(415)	$35,890
Advertising costs represent company contributions to our marketing funds and are generally determined as a percentage of company-operated restaurant sales. Advertising costs decreased $0.8 million in the quarter compared to the prior year, and increased $7.4 million year-to-date compared to the prior year. In the quarter, the decrease is primarily due to a decrease in the number of company-operated restaurants, partially offset with higher company-operated restaurant sales. Year-to-date, the increase is primarily due to the acquisition of Del Taco in the second quarter of 2022 and therefore only includes 18 weeks of Del Taco operating results in 2022, versus 40 weeks of Del Taco operations in 2023.
Incentive compensation increased $2.8 million in the quarter compared to the prior year, and $15.3 million year-to-date compared to the prior year. In the quarter, the increase is primarily due to a $2.3 million increase in the annual incentives as a result of higher achievement levels compared to the prior year as well as a $0.5 million increase in share-based compensation. Year-to-date, the increase is primarily due to a $12.4 million increase in the annual incentives as a result of higher achievement levels compared to the prior year, a $2.5 million increase in share-based compensation due to the likelihood of achieving certain performance targets on awards, and other minor increases in payroll taxes.
The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a positive impact of $5.2 million in the quarter compared to the prior year and $14.3 million year-to-date versus the prior year.
Litigation matters decreased $1.1 million in the quarter compared to the prior year, due to the timing of when we accrued for the J&D Restaurant Group legal matter in the third quarter of 2022. Litigation matters increased by $3.7 million year-to-date compared to the prior year due to the timing of litigation developments in the current year. In 2023, we recorded a litigation charge of $6.6 million for Gessele vs. Jack in the Box Inc, which was partially offset by a $1.6 million net reversal of litigation charges in connection with the J&D Restaurant Group legal matter based on the Court’s final ruling. Refer also to Note 14, Commitments and Contingencies, in the condensed consolidated financial statements for additional information related to the legal matters.
Insurance increased $1.1 million in the quarter and $3.9 million year-to-date compared to a year ago due to specific claim reserves, as well as a prior year benefit from a favorable change in the loss development factors related to our worker’s compensation liabilities.
The increase in the other balance within SG&A of $2.8 million for the quarter as compared to the prior year is primarily due to additional consulting costs in the period. The year-to-date increase is mainly due to the timing of the acquisition of Del Taco in the second quarter of 2022 and therefore only includes 18 weeks of Del Taco operating results in 2022, versus 40 weeks of Del Taco operations in 2023.

Other Operating Expenses, Net
Other operating expenses, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Acquisition, integration, and restructuring costs	$2,463	$2,753	$5,359	$18,864
Costs of closed restaurants and other	1,272	837	4,017	2,559
Operating restaurant impairment charges	4,395	1,653	4,395	1,653
Accelerated depreciation	66	346	519	1,009
(Gains) losses on disposition of property and equipment, net	(540)	(1,460)	(9,155)	(1,746)
	$7,656	$4,129	$5,135	$22,339
Other operating expenses, net increased $3.5 million in the quarter and decreased $17.2 million year-to-date compared to the prior year. In the quarter, the increase is primarily due to the impairment of certain underperforming Del Taco restaurants currently held for use. Year-to-date, the decrease is primarily due to the acquisition of Del Taco in the prior year resulting in acquisition, integration and restructuring costs of $18.9 million as well as $9.5 million of gains recognized in the current year from the sale of Jack in the Box restaurant properties to franchisees who were leasing the properties from us prior to the sale.
Gains on the Sale of Company-Operated Restaurants
For the year-to-date period 2023, the Company sold five Jack in the Box company-operated restaurants and 66 Del Taco company-operated restaurants to franchisees and recognized a net gain of $10.3 million. Refer to Note 4, Summary of Refranchisings and Franchise Acquisitions, of the notes to the condensed consolidated financial statements for additional information regarding these transactions. In fiscal 2022, no company-operated restaurants were sold to franchisees. Amounts included in “Gains on the sale of company-operated restaurants” in 2022 related to additional proceeds received in connection with the extension of franchise and lease agreements form the sale of restaurants in prior years.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Interest expense	$19,201	$19,792	$65,462	$66,627
Interest income	(539)	(89)	(1,295)	(256)
Interest expense, net	$18,662	$19,703	$64,167	$66,371
Interest expense, net decreased $1.0 million in the quarter and $2.2 million year-to-date compared to a year ago. In the quarter, the decrease is primarily due to lower average borrowings, partially offset by higher average borrowing rates. Year-to-date, the decrease is primarily due to a loss on early extinguishment of debt of $7.7 million in the prior year and lower average borrowing rates, partially offset by higher average borrowings.
Income Tax Expense
The income tax provisions reflect effective tax rate of 32.6% in the third quarter of 2023 as compared to 28.8% in the third quarter of 2022, as well as 30.4% for the year-to-date period in 2023, compared with 28.1% in the same period in fiscal year 2022. The major components of the year-over-year increase in tax rates were the annual impact of both actual and estimated disposals of non-deductible goodwill attributable to refranchising transactions, partially offset by non-taxable gains in the current year as opposed to non-deductible losses in the prior year from the market performance of insurance products used to fund certain non-qualified retirement plans and non-deductible transaction costs resulting from the Del Taco acquisition recorded in the prior year.

Non-GAAP Adjusted EBITDA
Below is a consolidated reconciliation of Non-GAAP Adjusted EBITDA to the most directly comparable GAAP measure, net earnings (in thousands):

	Quarter		Year-to-date
Consolidated:	July 9, 2023	July 10, 2022	July 9, 2023	July 10, 2022
Net earnings - GAAP	$29,168	$22,857	$108,929	$69,923
Income tax expense	14,104	9,237	47,657	27,324
Interest expense, net	18,662	19,703	64,167	66,371
Gains on the sale of company-operated restaurants	(5,794)	(802)	(10,323)	(1,660)
Other operating expenses, net	7,656	4,129	5,135	22,339
Depreciation and amortization	14,460	16,713	48,460	40,754
Amortization of favorable and unfavorable leases and subleases, net	83	437	1,458	685
Amortization of franchise tenant improvement allowances and incentives	1,057	919	3,295	3,046
Adjusted EBITDA - Non-GAAP	$79,396	$73,193	$268,778	$228,782

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
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our credit facilities. As of July 9, 2023, the Company had $182.0 million of cash and restricted cash on its consolidated balance sheet and available borrowings of $172.0 million under our $150.0 million Variable Funding Notes and our $75.0 million revolving credit facility. The Company continually assesses the optimal sources and uses of cash for our business. Since closing the Del Taco acquisition, we have undertaken a process to review our balance sheet for any undervalued assets, and pursue opportunities for capital sources, including the sale of our owned Jack in the Box properties, and refranchising, primarily for Del Taco in the near term.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility and revolving credit facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Year-to-date
	July 9, 2023	July 10, 2022
Total cash provided by (used in):
Operating activities	$182,071	$103,812
Investing activities	25,488	(604,395)
Financing activities	(161,579)	519,930
Net cash flows	$45,980	$19,347
Operating Activities. Operating cash flows increased $78.3 million compared with a year ago. This is primarily due to higher net income, when adjusted for non-cash items, of $9.0 million, as well as a favorable change in working capital of $69.3 million. The change in working capital is primarily a result of higher income tax accruals of $28.2 million due to timing of tax payments, higher advertising accruals of $21.3 million due to the timing of media payments, higher bonus accrual of $15.2 million, a decrease in receivables of $12.3 million which included the timing of minimum rent collected, partially offset by a decrease in accounts payable of $30.7 million which included the timing the rent payments.

Investing Activities. Cash flows from investing activities increased by $629.9 million compared with a year ago due to the Del Taco acquisition in the prior year of $580.8 million, and higher proceeds in the current year from the sale of Jack in the Box restaurant properties to franchisees of $20.5 million and higher proceeds from the sale of company-operated restaurants of $50.4 million. These increases are partially offset by higher purchases of property and equipment of $22.3 million.
Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	July 9, 2023	July 10, 2022
Restaurants:
Remodel / refresh programs	$6,222	$7,406
Restaurant facility expenditures	21,924	14,962
Purchases of assets intended for sale and leaseback	13,241	1,877
Restaurant information technology	10,463	6,016
	51,850	30,261
Corporate Services:
Information technology	4,559	2,863
Corporate facilities	260	1,225
	4,819	4,088

Total capital expenditures	$56,669	$34,349
The increase in restaurant facility expenditures includes amounts spent on capital maintenance, our digital menu board efforts and other operational initiatives. The increase for the purchases of assets intended for sale and leaseback includes amounts spent on exercising our right of first refusal to purchase land and building during 2023 which we intend to sell and leaseback. The increase for information technology includes amounts capitalized for our enterprise resource planning system and digital workflow platform.
Sale of Company-Operated Restaurants — The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands).

	Year-to-date
	July 9, 2023	July 10, 2022
Number of Jack in the Box restaurants sold to franchisees	5	—
Number of Del Taco restaurants sold to franchisees	66	—
Total proceeds (1)	$51,845	$1,402
(1) The proceeds in fiscal 2022 were received in connection with the extension of franchise and lease agreements from the sale of restaurants in prior years.
For further information, see Note 4, Summary of refranchisings and franchise acquisitions, in the notes to the condensed consolidated financial statements.
Financing Activities. Cash flows used in financing activities increased by $681.5 million compared with a year ago. The primary change is due an increase in net borrowings in the prior year driven by the issuance of the 2022 Notes as further detailed below. The repayment of $50.0 million of borrowings outstanding under our Variable Funding Notes and $60.4 million of stock repurchases in the current year also contributed to the increase in cash flows used in financing activities versus the prior year.
Repurchases of common stock — The Company repurchased 0.7 million shares of its common stock in fiscal 2023 for an aggregate cost of $60.4 million. As of July 9, 2023, there was $115.0 million remaining under share repurchase programs authorized by the Board of Directors which expire in November 2023.
Dividends — Up through July 9, 2023, the Board of Directors declared three cash dividends of $0.44 per common share totaling $27.4 million. On August 4, 2023, the Board of Directors declared a cash dividend of $0.44 per common share, to be paid on September 18, 2023, to shareholders of record as of the close of business on September 6, 2023.
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
The Company also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. As of July 9, 2023, we did not have any outstanding borrowings and had available borrowing capacity of $109.8 million under our Variable Funding Notes, net of letters of credits issued of $40.2 million.
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
Restricted cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of July 9, 2023, the Company had restricted cash of $27.9 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-1 and A-2 Notes.
Covenants and restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of July 9, 2023, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
Revolving credit facility — In connection with the Del Taco acquisition, Del Taco’s existing debt of $115.2 million related to a Syndicated Credit Facility dated August 5, 2015, was repaid and extinguished on the Closing Date. On the Closing Date, Del Taco entered into a new syndicated credit facility with an aggregate principal amount of up to $75.0 million, which matures on March 1, 2024. The revolving credit facility, as amended, includes a limit of $20.0 million for letters of credit. As of July 9, 2023, we had no outstanding borrowings and available borrowing capacity of $62.2 million under the facility, net of letters of credit of $12.8 million.

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

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended July 9, 2023, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 9, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — In the third quarter of 2023, we repurchased 0.3 million shares of our common stock for an aggregate cost of $26.9 million, including the applicable excise tax. As of July 9, 2023, this leaves $115.0 million remaining under share repurchase programs authorized by the Board of Directors that expire in November 2023.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs (in thousands)
				$141,571
April 17, 2023 - May 14, 2023	—	$—	—	$141,571
May 15, 2023 - June 11, 2023	258,045	$89.02	258,045	$118,601
June 12, 2023 - July 9, 2023	39,932	$90.91	39,932	$114,971
Total	297,977		297,977

ITEM 3.        DEFAULTS OF SENIOR SECURITIES
None.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
During the three months ended July 9, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term in defined in Item 408(a) of Regulation S-K.

ITEM 6.        EXHIBITS

Number	Description	Form	Filed with SEC
3.3	Amended and Restated Bylaws of Jack in the Box Inc., effective as of August 3, 2023	8-K	8/8/2023
10.8.21*	Jack in the Box, Inc. 2023 Omnibus Incentive Plan - Option Grant Notice	10-Q	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema Document
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted in iXBRL
*Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ DAWN HOOPER
Dawn Hooper
Senior Vice President, Controller (principal financial officer) (Duly Authorized Signatory)
Date: August 9, 2023