Form 10-K
period 2023-10-01
JACK IN THE BOX INC
filed 2023-11-21
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 1, 2023

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
Large accelerated filer ☑        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price reported on the NASDAQ Global Select Market — Composite Transactions as of April 16, 2023, was approximately $1.8 billion.
Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 16, 2023 — 19,736,783.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

PART I
ITEM 1.    BUSINESS
The Company
Overview. Jack in the Box Inc. (NASDAQ: JACK), a Delaware corporation (the “Company” or “Jack in the Box”), founded and headquartered in San Diego, California, is a restaurant company that operates and franchises Jack in the Box®, one of the nation's largest hamburger chains with approximately 2,200 restaurants across 22 states, and Del Taco®, the second largest Mexican-American quick service restaurants (“QSR”) chain by units in the U.S. with approximately 600 restaurants across 16 states.
On March 8, 2022, the Company acquired Del Taco Restaurants, Inc. (“Del Taco”) for cash according to the terms and conditions of the Agreement and Plan of Merger, dated as of December 5, 2021. As a result, Del Taco became a wholly-owned subsidiary of Jack in the Box.
References to the Company throughout this Annual Report on Form 10-K are made using the first person notations of “we”, “us” and “our.”
Restaurant Brands
Jack in the Box. Jack in the Box restaurants offer a broad selection of distinctive products including classic burgers like our Jumbo Jack® and innovative product lines such as Buttery Jack® burgers. We also offer quality products such as breakfast sandwiches with freshly cracked eggs, as well as craveable favorites such as tacos, curly fries, egg rolls, specialty sandwiches and real ice cream shakes, among many other items. We allow our guests to customize meals to their tastes and order any product on the menu when they want it, including breakfast at night, or burgers and chicken in the morning. Our trademark of variety and innovation has led to the development of five true day parts: breakfast, lunch, snack, dinner, and late night.
Jack in the Box opened its first restaurant in 1951 and has since become one of the nation’s largest hamburger chains. Based on number of restaurants, our top 10 major markets comprise approximately 70% of the total system, and Jack in the Box is at least the third largest QSR hamburger chain in each of those major markets. As of October 1, 2023, we operated and franchised 2,186 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including two in Guam. Of the 2,186 restaurants at fiscal year-end, 2,044, or 94%, were franchised.
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
Founded in 1964, today Del Taco serves more than three million guests each week at its restaurants. Del Taco’s commitment to providing guests with the best quality and value for their money originates from cooking, chopping, shredding, and grilling menu items from scratch. As of October 1, 2023, we operated and franchised 592 Del Taco restaurants across 16 states. Of the 592 restaurants at fiscal year-end, 421, or 71%, were franchised.
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

This strategy builds on our historical strengths with our Jack in the Box and Del Taco differentiated, challenger brands. Those strengths include our uniquely broad menus, operational capabilities, passionate and loyal guests, committed team members and franchisees, and ability to invest in development and innovation that will deliver long term growth.
Del Taco Refranchising Strategy
In fiscal year 2023, we embarked on our refranchising strategy with three main intentions. First, to create a company-wide asset-light model that will benefit from mitigating exposure to macroeconomic pressures; second, to generate incremental development agreements throughout the refranchising process that provide a more robust unit growth pipeline than otherwise achievable; and third, to provide a more efficient capital structure.
Our objective is to be asset-light as we navigate market forces. We refranchised 111 Del Taco restaurants in fiscal year 2023, and added 109 new Del Taco development commitments as a result of the refranchising effort, across both brands. Throughout 2024, we will continue to adjust the rate, pace and sequence of our refranchising efforts to balance the impact to earnings, as we await accelerated new unit openings from incremental development and natural general and administrative reductions.
Franchising Program
Jack in the Box. The franchise agreement generally provides for an initial franchise fee of $50,000 per restaurant for a 20-year term, and royalty and marketing payments generally set at 5.0% of gross sales. Royalty rates are typically 5.0% of gross sales with some legacy agreements at higher rates. Some existing agreements provide for lower royalties for a limited time and may have variable rates. We may offer development agreements to franchisees (referred to in this context as “Developers”) for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers may be required to pay fees for certain company-sourced new sites. Developers may lose their rights to future development if they do not maintain the required opening schedule. To stimulate growth, we have offered an incentive program that provides discounted royalty fees for new franchisees who maintain development compliance and sign a Development Agreement for a minimum of three restaurants to be developed and opened under the development schedule during the timeframe specified under the Development Agreement.
Del Taco. The franchise agreement provides for an initial franchise fee of $35,000 per restaurant for a 20-year term, and royalty and marketing payments generally set at 5.0% and 4.0%, respectively, of gross sales. Some existing agreements provide for lower royalties for a limited time and may have variable rates. We may offer development agreements to franchisees for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers may be required to pay fees for certain company-sourced new sites. Developers may lose their rights to future development if they do not maintain the required opening schedule. To stimulate growth, we have offered an incentive program that provides discounted royalty fees for multi-unit franchisees who agree to develop multiple restaurants pursuant to a Development Agreement in certain markets we have identified for further development and that we deem, in our sole determination, to be undeveloped, underdeveloped, or emerging in terms of the Del Taco brand’s market penetration; it is not available in markets we deem to be mature in terms of the Del Taco brand’s market penetration.
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
Jack in the Box. Jack in the Box offers multiple restaurant designs that feature different configurations and dining room sizes to provide maximum flexibility when considering properties for development. This flexibility enables the Company and franchisees to optimize the layout and configuration of a new restaurant with the property’s specific economic, demographic, geographic, or physical characteristics. Jack in the Box offers an off-premise-only restaurant, which is designed to meet the continued increasing demand for drive-thru service and digital ordering. At only 1,350 square feet, the restaurant features a double Y-lane drive-thru, a walk-up window for ordering, dual assembly kitchens and a dedicated pick-up window for mobile and third-party delivery orders. The goal of this design is to reduce build out costs by around 20%, while also increasing real estate flexibility. The model is designed for free-standing locations but can be adapted to fit in a variety of spaces such as C-stores, travel plazas, and end-cap locations.

Del Taco. A typical Del Taco restaurant is a free-standing building with drive-thru service that ranges in size from 2,000 to 2,600 square feet. Del Taco also has the ‘Fresh Flex’ design, which offers multiple build out options, including small footprint drive-thru only sites with no dining rooms, that range in size from 1,200 to 2,400 square feet. With innovative additions like third-party pick-up stations and double drive-thru lanes with a dedicated lane for mobile orders and delivery pickups, the future-focused model optimizes operational efficiencies and caters to modern consumers' expectations.
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
Del Taco. General managers, shift managers and team leaders are certified through a series of online and on the job training modules. Every team member receives training modules focused on helping the team member clearly understand the brand and their role as well as modules focusing on the specifics of how to provide a consistent customer experience, how to complete specific tasks for their assigned position and ensure food safety. The training program is a blended learning approach including e-learning courses, hands-on exercises, and online knowledge validation tests.
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
Supply Chain
At both brands, we contract with a single primary food service distributor for substantially all of our food and supplies. Jack in the Box is in the second year of a five-year contract with their distributor. Under the contract, this distributor will provide distribution services to our Jack in the Box restaurants through July 2027. Our Del Taco brand contracts with the same distributor and provides distribution services to our Del Taco restaurants through December 2023. Additionally, Del Taco is in the final stages of executing a long-term extension with this same distributor through September of 2028.
The primary commodities purchased by Jack in the Box restaurants are beef, poultry, pork, cheese, and produce. Taco meat is the largest commodity purchased by Del Taco. We monitor and purchase commodities in order to minimize the impact of fluctuations in price and supply. Contracts are entered into and commodity market positions may be secured when we consider them to be advantageous. However, certain commodities remain subject to price fluctuations. Most, if not all, essential food and beverage products are available or can be made available upon short notice from alternative qualified suppliers.
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

We have business intelligence systems that provide us with visibility to the key metrics in the operation of Jack in the Box and Del Taco company and franchise restaurants. These systems play an integral role in enabling us to accumulate and analyze market information. Our restaurants use labor scheduling systems to assist managers in managing labor hours based on forecasted sales volumes. We also have inventory management systems that enable timely and accurate deliveries of food and packaging to our restaurants. To support order accuracy and speed of service, our Jack in the Box drive-thru restaurants use order confirmation screens.
Advertising and Promotion
Our brands run a highly coordinated marketing and advertising campaigns to create customer awareness, engage fans, and maximize positive brand associations. We build brand awareness and drive sales through our marketing and advertising programs. These activities are supported primarily by financial contributions to a marketing fund from all company and franchise restaurants based on a percentage of gross sales. We use multiple marketing channels to broadly drive brand awareness, which include, but are not limited to, television, connected TV, radio, digital and social media, outdoor and direct mail. We may utilize local radio, print, internet advertising, and billboards for some of the less developed markets, reaching consumers through our branded mobile app and delivery partnerships. We also provide an ordering website and integrated mobile app featuring a full array of capabilities including full menu ordering, customization options, location finder, product and restaurant information, flexible delivery or pickup options and an integrated loyalty program.
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
Each Jack in the Box and Del Taco restaurant competes directly and indirectly with a large number of national and regional restaurant chains, some of which have significantly greater financial resources, as well as with locally-owned or independent restaurants in the quick-service and the fast-casual segments, and with other consumer options including grocery and specialty or convenience stores, catering, and delivery services. In selling franchises, we compete with many other restaurant franchisors, some of whom have substantially greater financial resources than we do.
Human Capital Management
Jack in the Box and Del Taco recognizes and takes care of their employees by offering a wide range of competitive pay, recognition, and benefit programs. We are proud to provide our employees, many who begin their career in our restaurants as their first entry-level job, the opportunity to grow and advance as we invest in their education and career development.
As of October 1, 2023, for our combined brands, we had 9,523 employees, of whom 8,888 were restaurant employees, 542 were corporate management and staff, and 93 were field operations management. Most of our employees are paid on an hourly basis, except manager, field operations management, and certain corporate positions. We employ both full-time and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations and meet the individual needs of our employees. As of the end of fiscal 2023, approximately 95% of our restaurant employees were part-time. We have not experienced any significant work stoppages.
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
We are subject to certain guidelines under the Americans with Disabilities Act of 1990 and various state codes and regulations, which require restaurants and our brands to provide full and equal access to persons with certain mental or physical impairments.
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
Available Information
The Company’s corporate website can be found at www.jackinthebox.com. We make available free of charge at this website (under the caption “Investors — Financials — SEC Filings”) all of our reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to those reports. These reports are made available on the website as soon as reasonably practicable after their filing with, or furnishing to, the Securities and Exchange Commission (“SEC”). The SEC also maintains a website with the address of www.sec.gov that contains our reports, proxy and information statements, and other information.
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
The restaurant industry depends on consumer discretionary spending. We are impacted by consumer confidence, which is, in turn, influenced by general economic conditions and discretionary income levels. A material decline in consumer confidence or a decline in family “food away from home” spending could cause our financial results to decline. If economic conditions worsen, customer traffic could be adversely impacted if our customers choose to dine out less frequently or reduce the amount they spend on meals while dining out, which could cause our company and our franchised average restaurant sales to decline. An economic downturn may be caused by a variety of factors, such as macro-economic changes, increased unemployment rates, increased taxes, interest rates, or other changes in government fiscal policy. High gasoline prices, increased healthcare costs, declining home prices, and political unrest, foreign or domestic, may potentially contribute to an economic downturn, as may regional or local events, including natural disasters or local regulation. The impact of these factors may be exacerbated by the geographic profile of our brands. Specifically, nearly 70% of our systemwide restaurants are located in the states of California and Texas. Economic conditions, state and local laws, or government regulations affecting those states may therefore more greatly impact our results than would similar occurrences in other locations.
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
The enactment of additional state or local minimum wage increases above federal wage rates or regulations related to non-exempt employees has increased and could continue to increase labor costs for employees across our system-wide operations. Labor related laws enacted at the federal, state, provincial or local level could increase our and our franchisees’ labor costs and decrease profitability.
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
Our restaurants currently have an ingredient mix that can be exposed to one or more food allergens, such as eggs, wheat, milk, fish, shellfish, tree nuts, peanuts, sesame and soy. We employ precautionary allergen training steps for food handlers in order to minimize risk of allergen cross contamination and we post allergen information on nutritional posters in our restaurants or otherwise make such information available to guests upon request. Even with such precautionary measures, the potential risk of allergen cross contamination exists in a restaurant environment. A potentially serious allergic reaction by a guest may result in adverse public communication, media coverage, a decline in restaurant sales, and a material decline in our financial results.

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
•competition for quality cost-efficient property that has a favorable zoning classification allowing drive-thru sales;
•negative impact of delays due to lengthy supply chain lead times for building components and systems;
•negative impact of delays due to longer timelines for permit review and field inspections with the municipal agencies;
•negative impact of delays due to longer than usual design, permitting, approval, procurement, and field installation timelines for utility service providers to supply primary services on new restaurant development projects (i.e. electrical, gas, sewer, water, etc.)
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
As of October 1, 2023, approximately 94% of our Jack in the Box restaurants and 71% of Del Taco restaurants were franchised; therefore, our success increasingly relies on the financial success and cooperation of our franchisees, yet we have limited influence over their operations. Our income arises from two sources: fees from franchised restaurants (e.g., royalties and rent based on a percentage of sales) and, to a lesser degree, profit from our remaining Company-operated restaurants. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. If our franchisees do not experience sales growth, our revenues and margins could be negatively affected as a result. Also, if sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, franchisee bankruptcies, restaurant closures, or delayed or reduced payments to us. Our success also increasingly depends on the willingness and ability of our independent franchisees to implement shared strategies and major initiatives, which may include financial investment, and to remain aligned with us on operating and promotional plans. Franchisees’ ability to contribute to the achievement of our plans is dependent in large part on the availability to them of funding at reasonable interest rates and may be negatively impacted by the financial markets in general or by the credit worthiness of our franchisees or the Company. As small businesses, some of our franchise operators may be negatively and disproportionately impacted by strategic initiatives, capital requirements, inflation, labor costs, employee relations issues, or other causes. In addition, franchisees’ business obligations may not be limited to the operation of restaurants, making them subject to business and financial risks unrelated to the operation of our restaurants. These unrelated risks could adversely affect a franchisee’s ability to make payments to us or to make payments on a timely basis. We cannot assure you that our franchisees will successfully participate in our strategic or marketing initiatives or operate their restaurants in a manner consistent with our requirements, standards, and expectations. As compared to some of our competitors, our brands have relatively fewer franchisees who, on average, operate more restaurants per franchisee. There are significant risks to our business if a franchisee, particularly one who operates a large number of restaurants, encounters financial difficulties, including bankruptcy, or fails to adhere to our standards, projecting an image inconsistent with our brands or negatively impacting our financial results.
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
Regulatory bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business. These new laws or regulations could negatively impact our financial results or affect restaurant operations.
Governmental regulation, including in one or more of the following areas, may adversely affect our existing and future operations and results, including by harming our ability to profitably operate our restaurants.
Americans with Disabilities Act and Similar State Laws
We are subject to the Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations, and other areas. The expenses associated with any modifications we may be required to undertake with respect to our restaurants or services, or any damages, legal fees, and costs associated with litigating or resolving claims under the Americans with Disabilities Act or similar state laws, could be material.
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
Food Regulation
The Food Safety Modernization Act granted the U.S. Food and Drug Administration new authority regarding the safety of the entire food system, including through increased inspections and mandatory food recalls. Although restaurants are not directly implicated by these requirements, our suppliers may initiate or otherwise be subject to food recalls or other consequences impacting the availability of certain products, which could result in adverse publicity, or require us to take actions that could be costly for us or otherwise impact our business and financial results.
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
In addition to shareholders, we have several key stakeholders, including our independent franchise operators. Third parties such as franchisees are not subject to the control of the Company and may take actions or behave in ways that are adverse to the Company. Because the ultimate interests of franchisees and the Company are largely aligned around maximizing restaurant profits, the Company does not believe that any areas of disagreement between the Company and its franchisees are likely to create material risk to the Company or its shareholders. Nevertheless, it is possible that conflict and disagreements with these or other critical stakeholders could distract management or otherwise have a material adverse effect on the Company’s business.
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
Risks Related to Information and Technology
We are subject to the risk of cybersecurity breaches, intrusions, data loss, or other data security incidents.
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
We are dependent upon information technology and digital service providers to properly conduct our business, including point-of-sale processing in our restaurants, order processing through digital channels, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business, service our customers and process digital orders through our mobile application and third-party delivery partnerships depends significantly on the reliability and performance of our systems and those managed by our service providers. The failure of these systems and processes to operate effectively, including an interruption or degradation in such systems or services, or if such systems or services become outdated, could be harmful and cause delays in customer service, loss of digital sales, reduce efficiency or cause delays in operations. Significant capital investments may be required to remediate any such problems. Additionally, the success of certain of our strategic initiatives, including to expand our consumer-facing digital capabilities to connect with customers and drive growth, is highly dependent on our technology systems and digital service providers.

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
Under the Indenture, the Master Issuer has approximately $1.8 billion of outstanding debt as of October 1, 2023.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following table sets forth information about our restaurant locations (by segment, by state) for all restaurants in operation as of October 1, 2023:

	Del Taco			Jack in the Box
	Company- Operated	Franchise	Total	Company- Operated	Franchise	Total
Alabama	—	1	1	—	—	—
Arizona	—	39	39	5	173	178
California	148	210	358	97	846	943
Colorado	—	20	20	—	17	17
Florida	1	6	7	—	—	—
Georgia	12	11	23	—	—	—
Hawaii	—	—	—	—	28	28
Idaho	—	11	11	—	33	33
Illinois	—	—	—	—	11	11
Indiana	—	—	—	—	3	3
Kansas	—	—	—	5	—	5
Kentucky	—	—	—	1	—	1
Louisiana	—	—	—	—	16	16
Michigan	—	10	10	—	—	—
Mississippi	—	1	1	—	—	—
Missouri	—	—	—	3	34	37
Nevada	—	45	45	—	79	79
New Mexico	—	13	13	—	8	8
North Carolina	—	—	—	—	18	18
Ohio	—	4	4	—	2	2
Oklahoma	10	—	10	8	7	15
Oregon	—	9	9	—	41	41
South Carolina	—	—	—	—	8	8
Tennessee	—	—	—	—	4	4
Texas	—	—	—	22	563	585
Utah	—	35	35	1	5	6
Washington	—	6	6	—	146	146
Guam	—	—	—	—	2	2
	171	421	592	142	2,044	2,186
Of the total 592 Del Taco and 2,186 Jack in the Box restaurants, our interest in restaurant properties consists of the following:

	Del Taco			Jack in the Box
	Company- Operated	Franchise	Total	Company- Operated	Franchise	Total
Company-owned restaurant buildings:
On company-owned land	—	—	—	11	178	189
On leased land	1	—	1	49	543	592
Subtotal	1	—	1	60	721	781
Company-leased restaurant buildings on leased land	170	153	323	82	987	1,069
Franchise directly-owned or directly-leased restaurant buildings	—	268	268	—	336	336
Total restaurant buildings	171	421	592	142	2,044	2,186

Our restaurant leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance, and other expenses. For Jack in the Box, approximately 13% of the leases provide for contingent rental payments between 1% and 10% of the restaurant’s gross sales once certain thresholds are met. For Del Taco, approximately 31% of the leases provide for contingent rental payments between 2% and 12% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates.
In addition to the restaurant locations, we own our corporate headquarters located in San Diego, California, which consists of approximately 70,000 square feet and approximately four acres of undeveloped land directly adjacent to it. We also lease an office, consisting of approximately 40,000 square feet in Lake Forest, California.
ITEM 3.    LEGAL PROCEEDINGS
See Note 16, Commitments and Contingencies, of the notes to the consolidated financial statements for a discussion of our legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
Information about our Executive Officers
The following table sets forth the name, age, position, and years with the Company of each person who is an executive officer of Jack in the Box Inc. as of October 1, 2023:

Name	Age	Positions	Years with the Company
Darin Harris	54	Chief Executive Officer	3
Brian Scott	54	Executive Vice President, Chief Financial Officer	—
Ryan Ostrom	48	Executive Vice President, Chief Marketing Officer	2
Doug Cook	50	Senior Vice President, Chief Technology Officer	1
Tony Darden	53	Senior Vice President, Chief Operating Officer	2
Dean Gordon	61	Senior Vice President, Chief Supply Chain Officer	14
Dawn Hooper	53	Senior Vice President, Controller	23
Tim Linderman	54	Senior Vice President, Chief Development Officer	2
Steven Piano	58	Senior Vice President, Chief People Officer	2
Sarah Super	47	Senior Vice President, Chief Legal and Risk Officer	10
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
Mr. Scott was hired as Executive Vice President and Chief Financial Officer in August 2023. Mr. Scott has more than 20 years of experience leading large companies, both public and private. Mr. Scott most recently served as the Chief Financial Officer of ShiftKey and prior to that he served as Chief Financial Officer of AMN Healthcare for over 10 years. In his prior roles, Mr. Scott oversaw accounting, finance, corporate financial planning and analysis, capital funding, investor relations and internal audit functions as well as certain shared services operations. Mr. Scott started his career with KPMG LLP and was also a partner in a mid-sized CPA firm. Mr. Scott currently serves on the private-equity backed boards of Thriveworks and Hueman. Mr. Scott received his bachelor’s degree in accounting from California Polytechnic State University, San Luis Obispo and a Master of Business Administration from the McCombs School of Business at the University of Texas at Austin.

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
Ms. Hooper has been Senior Vice President, Controller since December 2022, and has been with Jack in the Box since October 2000. She previously held positions of increasing responsibility in accounting since joining the Company in 2000, including Interim CFO, Controller, Assistant Controller, Vice President of Financial Reporting and Senior Manager of Corporate Accounting. Prior to joining the company, she began her career with KPMG LLP where she worked from September 1993 to September 2000. Ms. Hooper has more than 29 years in experience in accounting and finance. Ms. Hooper received her bachelor’s degree in accounting from University of San Diego from the Knauss School of Business.
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
Dividends. In fiscal 2023, the Board of Directors declared four cash dividends of $0.44. Our dividend is subject to the discretion and approval of our Board of Directors and our compliance with applicable law, and depends upon, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, and other factors that our Board of Directors may deem relevant.
Stock Repurchases. The following table sets forth information on our share repurchases of our common stock during the fourth quarter of 2023 (dollars in thousands, except per share data):

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$114,971
July 10, 2023 - August 6, 2023	—	$—	—	$114,971
August 7, 2023 - September 3, 2023	353,993	$80.43	353,993	$86,499
September 4, 2023 - October 1, 2023	18,833	$81.11	18,833	$84,971
Total	372,826		372,826
Stockholders. As of November 16, 2023, there were 517 stockholders of record.
Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes the equity compensation plans under which Company common stock may be issued as of October 1, 2023. Stockholders of the Company have approved all plans requiring such approval.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	587,641	$94.92	2,597,343
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

Performance Graph. The following graph compares the five-year cumulative return to holders of the Company’s common stock at September 30th of each year to the yearly weighted cumulative return of a Peer Group Index and to the Standard & Poor’s (“S&P”) 500 Index for the same period. The below comparison assumes $100 was invested on September 30, 2018 in the Company’s common stock and in the comparison groups and assumes reinvestment of dividends. The Company uses a Peer Group to assess the competitive pay levels of our senior executives, and to evaluate program design elements. In its annual review of the Peer Group Index used to benchmark executive compensation for our executive officers, the Compensation Committee of the Board of Directors, in consultation with its independent compensation consultant, approved changes to the Peer Group Index to include companies that more closely aligned with our financial selection criteria and are highly-franchised.

	2018	2019	2020	2021	2022	2023
Jack in the Box Inc.	$100	$111	$98	$122	$95	$91
S&P 500 Index	$100	$104	$120	$156	$132	$160
2022 Peer Group (1)	$100	$121	$138	$176	$139	$168
2023 Peer Group (2)	$100	$120	$137	$175	$138	$167
________________________
(1)The 2022 Peer Group Index includes the following seventeen companies: BJ's Restaurants Inc.; Carrols Restaurant Group, Inc.; Cheesecake Factory Inc.; Chipotle Mexican Grill, Inc.; Cracker Barrel Old Country Store, Inc.; Denny's Corp.; Dine Brands Global Inc.; Domino's Pizza, Inc.; El Pollo Loco Holdings Inc.; Krispy Kreme, Inc.; Papa John's Int’l Inc.; Red Robin Gourmet Burgers, Inc.; Restaurant Brands Int’l Inc.; Shake Shack Inc.; Texas Roadhouse, Inc.; Wendy’s Company; and Wingstop Inc.
(2)The 2023 Peer Group Index includes the following seventeen companies: BJ's Restaurants Inc.; Bloomin’ Brands, Inc.; Brinker Int’l, Inc.; Cheesecake Factory Inc.; Chipotle Mexican Grill, Inc.; Cracker Barrel Old Country Store, Inc.; Denny's Corp.; Dine Brands Global Inc.; Domino's Pizza, Inc.; El Pollo Loco Holdings Inc.; Krispy Kreme, Inc.; Papa John's Int’l Inc.; Restaurant Brands Int’l Inc.; Shake Shack Inc.; Texas Roadhouse, Inc.; Wendy’s Company; and Wingstop Inc.

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
Comparisons under this heading refer to the 52-week periods ended October 1, 2023 and October 2, 2022, respectively. A comparison of our results of operations and cash flows for fiscal 2022 compared to fiscal 2021 can be found under Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 2, 2022.
Our MD&A consists of the following sections:
•Overview — a general description of our business.
•Results of Operations — an analysis of our consolidated statements of earnings for fiscal 2023 compared to fiscal 2022.
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
Same-store sales, system restaurant sales, franchised restaurant sales and AUVs are not measurements determined in accordance with GAAP and should not be considered in isolation, or as an alternative to earnings from operations, or other similarly titled measures of other companies.
OVERVIEW
Our Business
Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. As of October 1, 2023, we operated and franchised 2,186 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including two in Guam.
On March 8, 2022, we completed the acquisition of Del Taco Restaurants, Inc. (“Del Taco”), the nation’s second largest Mexican quick service restaurant chain by number of restaurants and as of October 1, 2023 has 592 restaurants across 16 states.
We derive revenue from retail sales at company-operated restaurants and rental revenue, royalties (based upon a percent of sales), franchise fees and contributions for advertising and other services from franchisees.
Refranchising of Del Taco
In fiscal year 2023, we embarked on our refranchising strategy with three main intentions. First, to create a company-wide asset-light model that will benefit from mitigating exposure to macroeconomic pressures; second, to generate incremental development agreements throughout the refranchising process that provide a more robust unit growth pipeline than otherwise achievable; and third, to provide a more efficient capital structure. Our objective is to be asset-light as we navigate market forces. We refranchised 111 Del Taco restaurants in fiscal year 2023, and added 109 new development commitments as a result of the refranchising effort.

RESULTS OF OPERATIONS FOR FISCAL 2023 AND 2022
The following tables summarize changes in same-store sales for Jack in the Box and Del Taco company-operated, franchised, and system restaurants:

Jack in the Box:	2023	2022
Company	8.8%	3.7%
Franchise	7.1%	0.6%
System	7.3%	0.9%

Del Taco:	2023	2022 (1)
Company	2.0%	2.9%
Franchise	1.4%	5.0%
System	1.7%	3.9%
________________________
(1)    Fiscal 2022 full year same store sales figures are shown for information purposes only.
The following tables summarize changes in the number and mix of company and franchise restaurants for our two brands:

	2023			2022
Jack in the Box:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	146	2,035	2,181	163	2,055	2,218
New	2	18	20	—	17	17
Acquired from franchisees	—	—	—	13	(13)	—
Refranchised	(5)	5	—	(15)	15	—
Closed	(1)	(14)	(15)	(15)	(39)	(54)
End of year	142	2,044	2,186	146	2,035	2,181
% of system	6%	94%	100%	7%	93%	100%

	2023			2022 (1)
Del Taco:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	290	301	591	296	306	602
New	—	14	14	1	2	3
Refranchised	(111)	111	—	—	—	—
Closed	(8)	(5)	(13)	(7)	(7)	(14)
End of year	171	421	592	290	301	591
% of system	29%	71%	100%	49%	51%	100%
________________________
(1)    Fiscal 2022 full year restaurant activity figures are shown for information purposes only.

The following tables summarize restaurant sales for company-operated, franchised, and systemwide sales for our two brands (in thousands):

Jack in the Box:	2023	2022
Company-operated restaurant sales	$413,748	$414,225
Franchised restaurant sales (1)	4,005,985	3,696,817
Systemwide sales (1)	$4,419,733	$4,111,042

Del Taco:	2023	2022 (2)
Company-operated restaurant sales	$432,530	$484,347
Franchised restaurant sales (1)	541,913	472,682
Systemwide sales (1)	$974,443	$957,029
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
(2)Fiscal 2022 full year systemwide sales figures are shown for information purposes only.
Jack in the Box Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	2023		2022
Company restaurant sales	$413,748		$414,225
Company restaurant costs:
Food and packaging	$130,904	31.6%	$133,815	32.3%
Payroll and employee benefits	$127,357	30.8%	$138,038	33.3%
Occupancy and other	$69,215	16.7%	$74,337	17.9%
Company restaurant sales decreased $0.5 million, or 0.1%, in 2023 as compared with the prior year due to a decrease in the average number of restaurants, partially offset by an increase in traffic and average check. The following table presents the approximate impact of these items on company restaurant sales in 2023 (in millions):

2023 vs. 2022
AUV increase	$32.4
Decrease in the average number of restaurants	(32.9)
Total change in company restaurant sales	$(0.5)
Same-store sales at company-operated restaurants increased 8.8% in 2023 compared to a year ago. The following table summarizes the changes in company-operated same-store sales:

2023 vs. 2022
Transactions	2.5%
Average check (1)	6.3%
Change in same-store sales	8.8%
________________________
(1)Includes price increases of 8.5% in 2023.
Food and packaging costs, as a percentage of company restaurant sales, decreased to 31.6% in 2023 from 32.3% a year ago, primarily due to a 2.4% impact from pricing leverage and 0.6% from favorable menu item mix, partially offset by 2.3% from commodity inflation.
Commodity costs increased in the current fiscal year by approximately 8.4%. The inflation we have experienced is across all categories with the greatest impact seen in potatoes, produce, sauces, and beverages.

Payroll and employee benefit costs, as a percentage of company restaurant sales, decreased to 30.8% in 2023 compared with 33.3% a year ago primarily due to a change in the mix of restaurants and sales leverage, partially offset by labor inflation of approximately 5.8% in the current fiscal year. For fiscal 2024, we expect annual wage inflation to be approximately 10% to 12% compared with fiscal 2023. New regulations, such as AB 1228, which goes into effect April 2024, are expected to increase labor costs, especially considering our concentration of restaurants in California.
Occupancy and other costs, as a percentage of company restaurant sales, decreased to 16.7% in 2023 from 17.9% a year ago primarily due to sales leverage and a change in the mix of restaurants, partially offset by higher other operating costs including utilities, delivery fees and security.
Jack in the Box Franchise Operations
The following table presents franchise revenues and costs in each fiscal year and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	2023	2022
Franchise rental revenues	$351,283	$335,936

Royalties	207,064	188,902
Franchise fees and other	7,226	14,309
Franchise royalties and other	214,290	203,211
Franchise contributions for advertising and other services	215,990	197,816
Total franchise revenues	$781,563	$736,963

Franchise occupancy expenses	$216,452	$211,260
Franchise support and other costs	10,072	15,622
Franchise advertising and other services expenses	227,868	206,192
Total franchise costs	$454,392	$433,074
Franchise costs as a percentage of total franchise revenues	58.1%	58.8%

Average number of franchise restaurants	2,035	2,031
Franchised restaurant sales	$4,005,985	$3,696,817
Franchise restaurant AUV	$1,968	$1,820
Royalties as a percentage of total franchise restaurant sales (1)	5.2%	5.1%
________________________
(1)    Excluding the impact of the $7.3 million termination fee in the first quarter of the current year, royalties as a percentage of total franchised restaurant sales would be 5.0% year-to-date for the period ended October 1, 2023.
Franchise rental revenues increased $15.3 million, or 4.6%, in 2023 compared to the prior year, primarily due to an increase in percentage rent of $10.6 million, driven by higher sales, and higher minimum rent of $4.8 million.
Franchise royalties and other increased $11.1 million, or 5.5%, mainly in connection with higher franchise restaurant sales driving royalties higher by approximately $10.7 million. Additionally, a $7.3 million termination fee paid by a franchise operator who sold his restaurants to a new franchisee in the current year also contributed to the increase. These increases were partially offset by a decrease in early termination fees of $6.5 million as compared to the prior year.
Franchise contributions for advertising and other services increased $18.2 million, or 9.2%, primarily due to higher marketing contributions of $16.8 million in connection with higher franchise same store sales of 7.1%.
Franchise occupancy expenses, primarily rent, increased $5.2 million, or 2.5% in 2023, primarily due to higher operating lease costs.
Franchise support and other costs decreased $5.6 million, or 35.5% in 2023, mainly in connection with lower bad debt expense of $6.6 million as a result of rolling over bad debt expense associated with two specific franchise matters last year.
Franchise advertising and other service expenses increased $21.7 million, or 10.5% in 2023 primarily due to higher marketing contributions resulting from an increase in franchise sales.
Del Taco Brand
Jack in the Box Inc. acquired Del Taco on March 8, 2022. Fiscal 2022 results include approximately 30 weeks of operating results compared with 52 weeks in fiscal 2023.

Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	2023		2022
Company restaurant sales	$432,530		$286,845
Company restaurant costs:
Food and packaging	$119,931	27.7%	$82,531	28.8%
Payroll and employee benefits	$147,241	34.0%	$94,212	32.8%
Occupancy and other	$94,057	21.7%	$61,465	21.4%
Company restaurant sales increased $145.7 million or 50.8%, in 2023 as compared with the prior year primarily due to 52 weeks of operating results in 2023 versus 30 weeks last year and an increase in average check, partially offset by a decrease in sales in connection with current year refranchising activity and a decline in transactions.
The following table presents the approximate impact of these items on company restaurant sales (in millions):

2023 vs. 2022
Increase in number of operating weeks	$158.9
AUV increase	0.4
Decrease in the average number of restaurants	(13.6)
Total change in company restaurant sales	$145.7
Same-store sales at company-operated restaurants increased 2.0% in 2023 compared to a year ago. The following table summarizes the increases (decreases) in company-operated same-store sales:

2023 vs. 2022
Average check (1)	6.0%
Transactions	(4.0)%
Change in same-store sales	2.0%
________________________
(1)Includes price increases of approximately 9.6% in 2023.
Food and packaging costs, as a percentage of company restaurant sales, decreased to 27.7% in 2023 from 28.8% a year ago primarily due to a 2.5% benefit from pricing leverage, partially offset by 1.6% from commodity inflation.
Commodity costs inflation was 5.9% in 2023. The largest sources of inflation in the current year were due to tortillas, shells and potatoes, and was partially offset by favorability in chicken, cheese and produce.
Payroll and employee benefit costs, as a percentage of company restaurant sales, increased to 34.0% in 2023 compared with 32.8% a year ago primarily due to labor inflation. Labor inflation was 3.8% in the current year. For fiscal 2024, we expect annual wage inflation to be approximately 10% to 12% compared with fiscal 2023. Additional regulations, such as AB 1228, which will go into effect April 2024, are expected to increase labor costs for employees, especially considering our concentration of restaurants in California.
Occupancy and other costs, as a percentage of company restaurant sales, increased to 21.7% in 2023 from 21.4% a year ago primarily due to higher operating expenses including utilities, rent, insurance, and delivery fees, partially offset by pricing leverage.

Del Taco Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	2023	2022
Franchise rental revenues	$13,308	$4,455

Royalties	25,669	13,414
Franchise fees and other	556	196
Franchise royalties and other	26,225	13,610
Franchise contributions for advertising and other services	24,933	11,985
Total franchise revenues	$64,466	$30,050

Franchise occupancy expenses	$13,150	$4,349
Franchise support and other costs	2,259	868
Franchise advertising and other services expenses	25,666	12,081
Total franchise costs	$41,075	$17,298
Franchise costs as a percentage of total franchise revenues	63.7%	57.6%

Number of franchise restaurants at end of period	421	301
Franchised restaurant sales	$541,913	$281,933
Franchised restaurant AUVs	$1,287	$937
Royalties as a percentage of total franchised restaurant sales	4.7%	4.8%
Franchise rental revenues increased $8.9 million, or 198.7% in 2023 compared to the prior year, primarily due to higher rental income of $5.1 million resulting from new subleases in connection with the 111 restaurants refranchised in 2023, as well as prior year only including 30 weeks of operating results versus 52 weeks in 2023.
Franchise royalties and other increased $12.6 million, or 92.7% in 2023 compared to the prior year, primarily due to the increase in operating weeks, as well as $2.9 million related to the increase in the number of franchise restaurants due to our refranchising strategy.
Franchise contributions for advertising and other services revenues increased $12.9 million, or 108.0% in 2023 compared to the prior year, primarily due to the increase in operating weeks, as well as $2.6 million related to the increase in the number of franchise restaurants due to our refranchising strategy.
Franchise occupancy expenses, primarily rent, increased $8.8 million, or 202.4% in 2023 compared to the prior year, primarily due higher franchise rent expense of $5.1 million related to the restaurants refranchised in 2023, as well as the increase in operating weeks.
Franchise support and other costs increased $1.4 million, or 160.3% in 2023 compared to the prior year, primarily due to the increase in operating weeks.
Franchise advertising and other service expenses increased $13.6 million, or 112.4% in 2023 compared to the prior year, primarily due to the increase in operating weeks, as well as higher marketing contributions of $2.4 million related to the increase in the number of franchise restaurants due to our refranchising strategy.
Company-Wide Results
Depreciation and Amortization
Depreciation and amortization increased $6.2 million in 2023 as compared with the prior year, primarily due to the timing of the acquisition of Del Taco in the second quarter of 2022 resulting in an increase of $10.1 million, partially offset by a decrease in Jack in the Box franchise assets depreciation of $3.9 million as these assets become fully depreciated.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the amounts for each fiscal period as well as the increase (decrease) in SG&A expenses in 2023 compared with the prior year (in thousands):

	2023	2022
Advertising	$38,753	$32,557
Incentive compensation (including share-based compensation and related payroll taxes)	31,756	14,014
Cash surrender value of COLI policies, net	(5,953)	9,911
Litigation matters	7,001	(995)
Insurance	5,991	2,049
Other	95,324	73,287
	$172,872	$130,823
Advertising costs represent company contributions to our marketing funds and are generally determined as a percentage of company-operated restaurant sales. Advertising costs increased $6.2 million compared to the prior year primarily due to the increase in Del Taco operating weeks from 30 to 52 in the current year.
Incentive compensation increased by $17.7 million in 2023 primarily due to a $13.7 million increase from higher achievement levels compared to the prior year for the Company’s annual incentive plan, as well as an increase in stock-based compensation of $4.1 million due to a higher number of executive stock awards outstanding compared to the prior year.
The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a negative impact of $15.9 million versus the prior year.
Litigation matters increased by $8.0 million in 2023 primarily due to litigation developments mainly in connection with one litigation matter in the current year, and rolling over a $2.6 million favorable settlement received in the prior year. In fiscal 2023, we recorded litigation charges of $8.3 million for Gessele vs. Jack in the Box Inc., partially offset by a $1.6 million reversal in connection with the J&D Restaurant Group legal matter based on the Court’s final ruling. Refer to Note 16, Commitments and Contingencies, of the notes to the consolidated financial statements for additional information.
Insurance costs increased $3.9 million in 2023 versus the prior year primarily due to more favorable trends in the prior year related to expected losses associated with workers’ compensation claims.
The increase in other is primarily due to the timing of the Del Taco acquisition in the second quarter of 2022 and therefore prior year only included 30 weeks of operating results versus 52 weeks in 2023.
Other Operating Expense (Income), Net
Other operating expense (income), net is comprised of the following (in thousands):

	2023	2022
Acquisition, integration and strategic initiatives	9,112	20,081
Costs of closed restaurants and other	4,786	4,290
Restaurant impairment charges	4,569	5,927
Accelerated depreciation	541	1,124
Gains on disposition of property and equipment, net	$(8,171)	$(30,533)
Other operating expense (income), net	$10,837	$889
Other operating expense (income), net increased $9.9 million in 2023 versus the prior year primarily due to the lower gains on disposition of property and equipment of $22.4 million in connection with the sale of restaurant properties to franchisees, partially offset by a decrease in Del Taco acquisition and integration costs. Refer to Note 9, Other Operating Expense (Income), Net, of the notes to the consolidated financial statements for additional information.
Gains on the Sale of Company-Operated Restaurants
In 2023, gains on the sale of company-operated restaurants totaled $18.0 million and were related to the refranchising of 111 Del Taco restaurants and five Jack in the Box restaurants. In the prior year, gains on the sale of company-operated restaurants totaled $3.9 million and were related to the refranchising of 15 Jack in the Box restaurants. Refer to Note 4, Summary of Refranchisings and Franchise Acquisitions, of the notes to the consolidated financial statements for additional information.

Interest Expense, Net
Interest expense, net, is comprised of the following (in thousands):

	2023	2022
Interest expense	$84,627	$86,524
Interest income	(2,181)	(449)
Interest expense, net	$82,446	$86,075
Interest expense, net, decreased $3.6 million in 2023. Interest expense decreased $1.9 million due in part to the prior year $7.7 million loss on early extinguishment of debt not recurring in the current year, partially offset by increased expense of $6.2 million due to higher average debt levels year-over-year. Additionally, interest income increased in the current year primarily due to the higher cash balances throughout the year.
Income Taxes
The income tax provisions reflect effective tax rates of 30.9% and 28.5%, in fiscal years 2023 and 2022, respectively. The major components of the year-over-year increase in tax rates were the impact of non-deductible goodwill related to the sale of company-operated restaurants, partially offset by non-taxable gains in the current year as opposed to non-deductible losses in the prior year from the market performance of insurance products used to fund certain non-qualified retirement plans.

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
Our primary sources of short-term and long-term liquidity are expected to be cash flows from operations and available borrowings under our credit facilities. As of October 1, 2023, the Company had $185.9 million of cash and restricted cash on its consolidated balance sheet and available borrowings of $175.5 million under both the $150.0 million Variable Funding Notes and our $75.0 million revolving credit facility.
The Company continually assesses the optimal sources and uses of cash for our business. Since the Del Taco acquisition, we have undertaken a process to review our balance sheet for any undervalued assets, and to pursue opportunities for capital sources, including sales of Jack in the Box real estate assets identified in its portfolio, and refranchising, primarily for Del Taco in the near term. The Company intends to use the net proceeds from these transactions to pay down debt, provide additional liquidity and for other corporate purposes including investments in growth initiatives and potential share repurchases.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, borrowings available under our Variable Funding Notes and revolving credit facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
Cash Flows
The table below summarizes our cash flows for each of the last two fiscal years (in thousands):

	2023	2022
Total cash provided by (used in):
Operating activities	$215,006	$162,882
Investing activities	42,219	(578,588)
Financing activities	(207,358)	478,178
Net cash flows	$49,867	$62,472

Operating Activities. Cash flows provided by operating activities increased $52.1 million compared with a year ago, primarily due to favorable change in working capital of $61.8 million. The favorable change in working capital primarily relates to the deferral of 2023 income taxes in connection with the southern California winter storm disaster area declaration of $50.3 million, lower payments for incentive compensation of $17.1 million, timing of collections of $14.0 million primarily due to the Jack segment rent billings for October, and lower marketing payments of $11.4 million. These benefits were partially offset by a $25.5 million payment made in the fourth quarter connection with our Torrez litigation as well as $17.8 million due to the timing of accounts payable, including the Jack segment October rent payments. Cash flows provided by operating activities was also impacted by a lower net income, after adjusting for non-cash items, of $9.6 million.
In addition to continuing operations, other known uses of cash flow in the first quarter of fiscal year 2024 include the $50.3 million for fiscal 2023 deferred income tax payments, as well as $25.5 million for Torrez, a previously announced litigation settlement. For additional information related to Torrez, refer to Note 16, Commitments and Contingencies, of the notes to the consolidated financial statements.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of the date of our last actuarial funding valuation for our qualified pension plan, there was no minimum contribution funding requirement. In 2023 and 2022, we contributed $6.2 million and $6.7 million, respectively, to our pension and postretirement plans. We do not anticipate making any contributions to our qualified defined benefit pension plan in fiscal 2024. For additional information, refer to Note 12, Retirement Plans, of the notes to the consolidated financial statements.
Investing Activities. Cash flows provided by investing activities increased $620.8 million from 2023 compared to 2022. This increase was primarily due to $580.8 million of cash that was used in the prior year for the acquisition of Del Taco, coupled with $78.8 million of additional cash received in 2023 from the sale of Del Taco company-owned restaurants to franchisees. These increases in cash were partially offset by an increase of $28.5 million for amounts used for the purchase of property and equipment as well as a $7.1 million decrease in proceeds from the sale and leaseback of assets.
Capital Expenditures — The composition of capital expenditures in each fiscal year is summarized in the table below (in thousands):

	2023	2022
Restaurants:
Remodel / refresh programs	$9,159	$8,823
New restaurants	8,159	2,887
Restaurant facility expenditures	22,592	21,469
Purchases of assets intended for sale and leaseback	14,960	1,986
Restaurant information technology	13,037	6,350
	67,907	41,515
Corporate Services:
Information technology	6,752	3,524
Corporate facilities	295	1,436
	7,047	4,960

Total capital expenditures	$74,954	$46,475
In 2023, capital expenditures increased by $28.5 million compared to a year ago, primarily due to an increase in the purchases of Jack in the Box restaurant properties intended for sale and leaseback of $13.0 million, an increase in information technology for both restaurant and corporate of $9.9 million, as well as new restaurant openings of $5.3 million.
Sale and Sale-leaseback Transactions — To optimize our balance sheet and capital structure, we use sales and leaseback financing and provide our franchisees the opportunity to purchase the property that we currently lease to them.
In 2023, we completed one sales-leaseback transaction involving a restaurant property with proceeds of $3.7 million and completed the sale of properties to franchisees and other third parties during the year with proceeds of $25.2 million.
Financing Activities. Cash flows used in financing activities increased by $685.5 million compared with a year ago, primarily as a result of a decrease in net borrowings of $621.4 million and a $65.0 million increase in share repurchases compared with a year ago.
Repurchases of Common Stock — In fiscal 2023, the Company repurchased 1.1 million shares of its common stock for an aggregate cost of $90.7 million, including the applicable excise tax. As of October 1, 2023, there was $85.0 million remaining under share repurchase programs authorized by the Board of Directors which expired on November 20, 2023.

Dividends — In fiscal 2023, the Board of Directors declared four quarterly cash dividends of $0.44 per share, totaling $36.2 million. Future dividends are subject to approval by our Board of Directors.
Securitized Refinancing Transaction — On February 11, 2022, the Company completed the sale of $550.0 million of its Series 2022-1 3.445% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) and $550.0 million of its Series 2022-1 4.136% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II” and, together with the Class A-2-I Notes, the “2022 Notes”). Interest payments on the 2022 Notes are payable on a quarterly basis. The anticipated repayment dates of the Class A-2-I Notes and the Class A-2-II Notes will be February 2027 and February 2032, respectively, unless earlier prepaid to the extent permitted.
In 2022, the Company also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. As of October 1, 2023, we did not have any outstanding borrowings and had available borrowing capacity of $100.5 million under our 2022 Variable Funding Notes, net of letters of credits issued of $49.5 million.
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
Restricted Cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of October 1, 2023, the Master Issuer had restricted cash of $28.3 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-2 Notes and Variable Funding Notes.
Covenants and Restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of October 1, 2023, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.

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
Goodwill and Indefinite-Lived Intangible Assets — We evaluate goodwill and indefinite-lived intangibles for impairment in the third quarter of each year, or more frequently, if indicators of impairment are present. Goodwill is evaluated for impairment by determining whether the fair value of our reporting units exceed their carrying values. Our reporting units are our two restaurant brands, Jack in the Box and Del Taco.
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
In the third quarter of 2023, we performed quantitative tests using the approaches described above. The fair value of our Jack in the Box reporting unit was substantially in excess of its respective carrying value as of the testing date. The fair value of our Del Taco reporting unit and indefinite-lived trademarks were in excess of their carrying values by approximately 9% and 13%, respectively, as of the testing date.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk — We would be exposed to interest rate risk on borrowings under our $150.0 million Variable Funding Notes and our $75.0 million revolving credit facility. As of October 1, 2023, we had no outstanding variable rate borrowings.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
a.Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended October 1, 2023, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
b.Changes in Internal Control Over Financial Reporting
As previously announced, the Company acquired Del Taco Restaurants, Inc. (“Del Taco”) in the second quarter of 2022, and was permitted to exclude the Del Taco segment from the 2022 assessment of internal control over financial reporting as that was the first year following the date of acquisition. The Company has included the Del Taco’s internal controls within management’s assessment of the effectiveness of the Company’s internal control over financial reporting for fiscal year ended October 1, 2023.
There were no other changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended October 1, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Management, under the oversight of our principal executive officer, principal financial officer, and Audit Committee, assessed the effectiveness of the Company’s internal control over financial reporting as of October 1, 2023. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of October 1, 2023, the Company’s internal control over financial reporting was effective, at a reasonable assurance level, based on these criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which follows.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Jack in the Box Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Jack in the Box Inc. and subsidiaries’ (the Company) internal control over financial reporting as of October 1, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 1, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of October 1, 2023 and October 2, 2022, the related consolidated statements of earnings, comprehensive income, stockholders’ deficit, and cash flows for each of the fifty-two week periods ended October 1, 2023 and October 2, 2022, and for the fifty-three week period ended October 3, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated November 21, 2023 expressed an unqualified opinion on those consolidated financial statements.
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

/s/    KPMG LLP
San Diego, California
November 21, 2023

ITEM 9B.    OTHER INFORMATION
During the last fiscal quarter, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On August 15, 2023, the Company adopted a Rule 10b5-1 trading arrangement to repurchase shares of the Company’s common stock up to an aggregate purchase price of $30.0 million. This Rule10b5-1 trading arrangement subsequently terminated on September 29, 2023.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
That portion of our definitive Proxy Statement appearing under the captions “Election of Directors,” “Director Qualifications and Biographical Information,” and “Committees of the Board” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 2023 and to be used in connection with our 2024 Annual Meeting of Stockholders is hereby incorporated by reference.
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
We have adopted a Code of Ethics, which applies to all Jack in the Box Inc. directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Controller, and all of the financial team. The Code of Ethics is posted on the Company’s corporate website, www.jackintheboxinc.com (under the “Investors — Governance — Governance Documents — Code of Conduct” caption) and is available in print free of charge to any stockholder upon request. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Controller or persons performing similar functions, by posting such information on our corporate website. No such waivers have been issued during fiscal 2023.
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
ITEM 11.    EXECUTIVE COMPENSATION
That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation,” “Director Compensation and Stock Ownership Requirements,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 2023 and to be used in connection with our 2024 Annual Meeting of Stockholders is hereby incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 2023 and to be used in connection with our 2024 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which Company common stock may be issued as of October 1, 2023 is set forth in Item 5 of this Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
That portion of our definitive Proxy Statement appearing under the caption “Certain Relationships and Related Transactions” and “Directors’ Independence,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 2023 and to be used in connection with our 2024 Annual Meeting of Stockholders is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
That portion of our definitive Proxy Statement appearing under the caption “Independent Registered Public Accountants Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after October 1, 2023 and to be used in connection with our 2024 Annual Meeting of Stockholders is hereby incorporated by reference.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
ITEM 15(a) (1)    Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this Report.
ITEM 15(a) (2)    Financial Statement Schedules. None.
ITEM 15(a) (3)    Exhibits.

Number	Description	Form	Filed with SEC
2.1	Agreement and Plan of Merger, dated as of December 5, 2021, by and among Jack in the Box Inc, Epic Merger Sub Inc., and Del Taco Restaurants, Inc.[1]	8-K	12/6/2021
3.1	Certificate of Amendment of Restated Certificate of Incorporation dated September 21, 2007	8-K	9/24/2007
3.1.1	Restated Certificate of Incorporation, dated March 6, 1992	10-Q	5/14/2020
3.2	Amended and Restated Bylaws of Jack in the Box Inc., effective as of August 3, 2023	8-K	8/8/2023
4.1	Base Indenture, dated as of July 8, 2019, by and between Jack in the Box Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary.	8-K	7/8/2019
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
		8-K	2/15/2022
10.2*	Form of Compensation and Benefits Assurance Agreement for Executives	10-Q	2/20/2008
10.2.1*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers	10-Q	5/17/2012
10.2.2*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers, dated May 8, 2014	10-K	11/21/2014
10.2.3*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers, dated June 15, 2020	10-K	11/18/2020
10.2.20*	Offer Letter by and between Ryan Ostrom and Jack in the Box Inc., dated December 30, 2020	10-Q	2/17/2021
10.2.21*	Offer Letter by and between Steven Piano and Jack in the Box Inc., dated March 23, 2021	10-Q	5/12/2021
10.2.22*	Offer Letter by and between Tony Darden and Jack in the Box Inc., dated May 11, 2021	8-K	5/17/2021
10.2.23*	Tim Mullany Separation and Release Agreement, dated February 2, 2023	10-Q	3/1/2023
10.2.24*	Offer Letter by and between Brian Scott and Jack in the Box Inc., dated August 8, 2023	8-K	8/9/2023
10.3*	Amended and Restated Supplemental Executive Retirement Plan	10-Q	2/18/2009
10.3.1 *	First Amendment to Jack in the Box Inc. Supplemental Executive Retirement Plan, As Amended and Restated Effective January 1, 2009	8-K	9/22/2015
10.4*	Amended and Restated Executive Deferred Compensation Plan	10-Q	2/18/2009
10.4.1 *	Jack in the Box Inc. Executive Deferred Compensation Plan, As Amended and Restated Effective January 1, 2016	8-K	9/22/2015
10.5*	Amended and Restated Deferred Compensation Plan for Non-Management Directors	10-K	11/22/2006
10.8*	Jack in the Box Inc. 2004 Stock Incentive Plan, Amended and Restated Effective February 17, 2012	DEF 14A	1/25/2017
10.8.1*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan	10-Q	8/5/2009
10.8.2*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan	8-K	11/15/2005
10.8.3*	Form of Restricted Stock Unit Award Agreement for Non-Employee Director under the 2004 Stock Incentive Plan	10-K	11/22/2022
10.8.4*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	5/14/2015
10.8.5*	Form of Stock Option and Performance Share Awards Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013
10.8.6*	Form of Time-Vested Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013
10.8.7*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/19/2015

Number	Description	Form	Filed with SEC
10.8.8*	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/19/2015
10.8.9*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2016
10.8.10*	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2016
10.8.11*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	5/12/2016
10.8.12*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/21/2019
10.8.13*	Jack in the Box Inc. Special Time-Vesting Restricted Stock Unit Award Agreement Under the 2004 Stock Incentive Plan	10-Q	2/20/2020
10.8.14*	Jack in the Box Inc. Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-K	11/23/2021
10.8.15*	Jack in the Box Inc. Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/23/2021
10.8.16*	Jack in the Box, Inc Omnibus Incentive Plan, dated March 3, 2023	10-Q	5/17/2023
10.8.17*	Restricted Stock Unit Award Grant Notice - Officer	10-Q	5/17/2023
10.8.18*	Restricted Stock Unit Award Grant Notice - Non-Officer	10-Q	5/17/2023
10.8.19*	Restricted Stock Unit Award Grant Notice - Director	10-Q	5/17/2023
10.8.20*	Performance Stock Unit Award Grant Notice - Officer	10-Q	5/17/2023
10.8.21*	Jack in the Box, Inc. 2023 Omnibus Incentive Plan - Option Grant Notice	10-Q	8/9/2023
10.10.2*	Jack in the Box Inc. Performance Incentive Plan, Effective February 13, 2016	DEF 14A	1/11/2016
10.11*	Form of Amended and Restated Indemnification Agreement between the registrant and individual directors, officers and key employees	10-Q	8/10/2012
21.1	Subsidiaries of the Registrant	_____	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	_____	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
97.1	Jack in the Box Inc. Incentive Compensation Recoupment Policy	_____	Filed herewith
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema Document
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted in iXBRL
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

JACK IN THE BOX INC.
By:	/s/ BRIAN SCOTT
Brian Scott Executive Vice President and Chief Financial Officer (principal financial officer)
November 21, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Each person whose signature appears below constitutes and appoints Darin Harris and Brian Scott, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ DARIN HARRIS	Chief Executive Officer and Director (principal executive officer)	November 21, 2023
Darin Harris

/s/ BRIAN SCOTT	Executive Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	November 21, 2023
Brian Scott

/s/ DAVID L. GOEBEL	Director and Chairman of the Board	November 21, 2023
David L. Goebel

/s/ GUILLERMO DIAZ, JR.	Director	November 21, 2023
Guillermo Diaz, Jr.

/s/ SHARON P. JOHN	Director	November 21, 2023
Sharon P. John

/s/ MADELEINE A. KLEINER	Director	November 21, 2023
Madeleine A. Kleiner

/s/ MICHAEL W. MURPHY	Director	November 21, 2023
Michael W. Murphy

/s/ JAMES M. MYERS	Director	November 21, 2023
James M. Myers

/s/ DAVID M. TEHLE	Director	November 21, 2023
David M. Tehle

/s/ VIVIEN M. YEUNG	Director	November 21, 2023
Vivien M. Yeung

Schedules not filed: All schedules have been omitted as the required information is inapplicable, immaterial, or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Jack in the Box Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries (the Company) as of October 1, 2023 and October 2, 2022, the related consolidated statements of earnings, comprehensive income, stockholders’ deficit, and cash flows for each of the fifty-two week periods ended October 1, 2023 and October 2, 2022, and the fifty-three week period ended October 3, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 1, 2023 and October 2, 2022, and the results of its operations and its cash flows for each of the fifty-two week periods ended October 1, 2023 and October 2, 2022, and for the fifty-three week period ended October 3, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of October 1, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 21, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.
Valuation of goodwill related to the Del Taco brand
As discussed in Notes 1 and 5 to the consolidated financial statements, the goodwill balance as of October 1, 2023 was $194.0 million related to the Del Taco brand. Goodwill is evaluated for impairment annually during the third quarter of each year, or more frequently if indicators of impairment are present. Goodwill is evaluated for impairment by determining whether the fair value of the Company’s reporting units exceed their carrying values. The Company’s reporting units are their two restaurant brands, Jack in the Box and Del Taco.
We identified the evaluation of the goodwill impairment analysis for the Del Taco brand reporting unit as a critical audit matter. Evaluating the estimated fair value of the reporting unit involved a high degree of subjective auditor judgment. Specifically, the revenue growth rate assumptions used in estimating the fair value of the Del Taco brand reporting unit were challenging to evaluate as changes in these assumptions could have had a significant effect on the Company’s assessment of the impairment of the goodwill of that reporting unit.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment assessment process, which included a control related to the review of the revenue growth rate assumptions used in the projected financial information. We evaluated the reasonableness of the revenue growth rate assumptions for the Del Taco brand reporting unit by comparing the revenue growth rate assumptions to industry reports. We also compared the Company’s revenue growth rate assumptions to historical revenue growth rate trends to assess the Company’s ability to accurately forecast. In addition, we performed sensitivity analyses over the Company’s revenue growth rate assumptions to assess the impact any changes to those assumptions could have had on the Company’s fair value estimate.

/s/ KPMG LLP
We have served as the Company’s auditor since 1986.
San Diego, California
November 21, 2023

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	October 1, 2023	October 2, 2022
ASSETS
Current assets:
Cash	$157,653	$108,890
Restricted cash	28,254	27,150
Accounts and other receivables, net	99,678	103,803
Inventories	3,896	5,264
Prepaid expenses	16,911	16,095
Current assets held for sale	13,925	17,019
Other current assets	5,667	4,772
Total current assets	325,984	282,993
Property and equipment, at cost:
Land	92,007	86,134
Buildings	968,221	960,984
Restaurant and other equipment	166,714	163,527
Construction in progress	31,647	18,271
	1,258,589	1,228,916
Less accumulated depreciation and amortization	(846,559)	(810,752)
Property and equipment, net	412,030	418,164
Other assets:
Operating lease right-of-use assets	1,397,555	1,332,135
Intangible assets, net	11,330	12,324
Trademarks	283,500	283,500
Goodwill	329,986	366,821
Other assets, net	240,707	226,569
Total other assets	2,263,078	2,221,349
	$3,001,092	$2,922,506
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$29,964	$30,169
Current operating lease liabilities	142,518	171,311
Accounts payable	84,960	66,271
Accrued liabilities	302,178	253,932
Total current liabilities	559,620	521,683
Long-term liabilities:
Long-term debt, net of current maturities	1,724,933	1,799,540
Long-term operating lease liabilities, net of current portion	1,265,514	1,165,097
Deferred tax liabilities	26,229	37,684
Other long-term liabilities	143,123	134,694
Total long-term liabilities	3,159,799	3,137,015
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,645,814 and 82,580,599 issued, respectively	826	826
Capital in excess of par value	520,076	508,323
Retained earnings	1,937,598	1,842,947
Accumulated other comprehensive loss	(51,790)	(53,982)
Treasury stock, at cost, 62,910,964 and 61,799,221 shares, respectively	(3,125,037)	(3,034,306)
Total stockholders’ deficit	(718,327)	(736,192)
	$3,001,092	$2,922,506
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Fiscal Year
	2023	2022	2021
Revenues:
Company restaurant sales	$846,278	$701,070	$387,766
Franchise rental revenues	364,591	340,391	346,634
Franchise royalties and other	240,515	216,821	204,725
Franchise contributions for advertising and other services	240,922	209,801	204,545
	1,692,306	1,468,083	1,143,670
Operating costs and expenses, net:
Food and packaging	250,836	216,345	113,006
Payroll and employee benefits	274,598	232,250	119,033
Occupancy and other	163,273	135,803	61,743
Franchise occupancy expenses	229,602	215,609	214,913
Franchise support and other costs	12,328	16,490	13,052
Franchise advertising and other services expenses	253,533	218,272	210,328
Selling, general, and administrative expenses	172,872	130,823	81,959
Depreciation and amortization	62,287	56,100	46,500
Pre-opening costs	1,385	1,110	775
Other operating expense (income), net	10,837	889	(3,382)
Gains on the sale of company-operated restaurants	(17,998)	(3,878)	(4,203)
	1,413,553	1,219,813	853,724
Earnings from operations	278,753	248,270	289,946
Other pension and post-retirement expenses, net	6,967	303	881
Interest expense, net	82,446	86,075	67,458
Earnings from continuing operations and before income taxes	189,340	161,892	221,607
Income taxes	58,514	46,111	55,852
Net earnings	$130,826	$115,781	$165,755

Net earnings per share — basic	$6.35	$5.46	$7.40
Net earnings per share — diluted	$6.30	$5.45	$7.37

Cash dividends declared per common share	$1.76	$1.76	$1.68

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year
	2023	2022	2021
Net earnings	$130,826	$115,781	$165,755
Other comprehensive income:
Actuarial gains arising during the period	823	24,249	44,134
Amortization of actuarial losses and prior service cost reclassified to earnings	2,154	3,238	4,931
	2,977	27,487	49,065
Tax effect	(785)	(7,215)	(12,714)
Other comprehensive income, net of taxes	2,192	20,272	36,351

Comprehensive income	$133,018	$136,053	$202,106
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year
	2023	2022	2021
Cash flows from operating activities:
Net earnings	$130,826	$115,781	$165,755
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	62,287	56,100	46,500
Amortization of franchise tenant improvement allowances and incentives	4,647	4,446	3,450
Amortization of debt issuance costs	5,040	5,496	5,595
Loss on extinguishment of debt	—	7,700	—
Tax deficiency (excess tax benefits) from share-based compensation arrangements	71	123	(1,160)
Deferred income taxes	(11,989)	7,857	8,008
Share-based compensation expense	11,205	7,122	4,048
Pension and postretirement expense	6,967	303	881
(Gains) losses on cash surrender value of company-owned life insurance	(7,346)	12,668	(12,753)
Gains on the sale of company-operated restaurants	(17,998)	(3,878)	(4,203)
Gains on the disposition of property and equipment	(8,171)	(30,533)	(6,888)
Impairment charges and other	6,217	8,219	2,889
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	(4,048)	(18,143)	5,072
Inventories	1,367	304	(269)
Prepaid expenses and other current assets	(1,422)	(3,275)	(2,766)
Operating lease right-of-use assets and lease liabilities	2,364	2,593	(24,784)
Accounts payable	(1,692)	16,243	(3,091)
Accrued liabilities	47,459	(9,081)	28,990
Pension and postretirement contributions	(6,241)	(6,690)	(6,084)
Franchise tenant improvement allowance and incentive disbursements	(3,265)	(2,989)	(8,568)
Other	(1,272)	(7,484)	500
Cash flows provided by operating activities	215,006	162,882	201,122
Cash flows from investing activities:
Purchases of property and equipment	(74,954)	(46,475)	(41,008)
Proceeds from the sale and leaseback of assets	3,673	10,768	3,884
Acquisition of Del Taco, net of cash acquired	—	(580,793)	—
Proceeds from the sale of company-operated restaurants	85,221	6,391	1,827
Proceeds from the sale of property and equipment	25,214	31,161	11,742
Other	3,065	360	2,626
Cash flows provided by (used in) investing activities	42,219	(578,588)	(20,929)
Cash flows from financing activities:
Borrowings on revolving credit facilities	—	68,000	—
Repayments of borrowings on revolving credit facilities	(50,000)	(18,000)	(107,875)
Proceeds from issuance of debt	—	1,100,000	—
Principal repayments on debt	(30,109)	(588,064)	(829)
Debt issuance costs	—	(20,599)	—
Dividends paid on common stock	(35,890)	(36,987)	(37,322)
Proceeds from issuance of common stock	263	51	6,647
Repurchases of common stock	(90,029)	(25,000)	(200,000)
Payroll tax payments for equity award issuances	(1,593)	(1,223)	(4,166)
Cash flows (used in) provided by financing activities	(207,358)	478,178	(343,545)
Net increase (decrease) in cash and restricted cash	49,867	62,472	(163,352)
Cash and restricted cash at beginning of year	136,040	73,568	236,920
Cash and restricted cash at end of year	$185,907	$136,040	$73,568
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in thousands)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 27, 2020	82,369,714	$824	$489,515	$1,636,211	$(110,605)	$(2,809,306)	$(793,361)
Shares issued under stock plans, including tax benefit	166,345	1	6,646	—	—	—	6,647
Share-based compensation	—	—	4,048	—	—	—	4,048
Dividends declared	—	—	232	(37,554)	—	—	(37,322)
Purchases of treasury stock	—	—	—	—	—	(200,000)	(200,000)
Net earnings	—	—	—	165,755	—	—	165,755
Other comprehensive income	—	—	—	—	36,351	—	36,351
Balance at October 3, 2021	82,536,059	825	500,441	1,764,412	(74,254)	(3,009,306)	(817,882)
Shares issued under stock plans, including tax benefit	44,540	1	50	—	—	—	51
Share-based compensation	—	—	7,122	—	—	—	7,122
Dividends declared	—	—	261	(37,246)	—	—	(36,985)
Purchases of treasury stock	—	—	—	—	—	(25,000)	(25,000)
Fair value of assumed Del Taco RSAs attributable to pre-combination service	—	—	449	—	—	—	449
Net earnings	—	—	—	115,781	—	—	115,781
Other comprehensive income	—	—	—	—	20,272	—	20,272
Balance at October 2, 2022	82,580,599	826	508,323	1,842,947	(53,982)	(3,034,306)	(736,192)
Shares issued under stock plans, including tax benefit	65,215	—	263	—	—	—	263
Share-based compensation	—	—	11,205	—	—	—	11,205
Dividends declared	—	—	285	(36,175)	—	—	(35,890)
Purchases of treasury stock	—	—	—	—	—	(90,731)	(90,731)
Net earnings	—	—	—	130,826	—	—	130,826
Other comprehensive income	—	—	—	—	2,192	—	2,192
Balance at October 1, 2023	82,645,814	$826	$520,076	$1,937,598	$(51,790)	$(3,125,037)	$(718,327)
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
As of October 1, 2023, there were 142 company-operated and 2,044 franchise-operated Jack in the Box restaurants and 171 company-operated and 421 franchise-operated Del Taco restaurants.
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
Fiscal year — The Company’s fiscal year is the 52 or 53 weeks ending the Sunday closest to September 30. Our Del Taco subsidiary operates on a fiscal year ending the Tuesday closest to September 30. Comparisons throughout these notes to the consolidated financial statements refer to the 52-week periods ended October 1, 2023 and October 2, 2022, for fiscal years 2023 and 2022, and the 53-week period ended October 3, 2021, for fiscal year 2021.
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
Restricted cash — In accordance with the terms of our securitized financing facility, certain cash balances are required to be held in trust. Such restricted cash primarily represents cash collections and cash reserves held by the trustee to be used for payments of quarterly interest and commitment fees required for the Class A-2 Notes and Variable Funding Notes. As of October 1, 2023 and October 2, 2022, restricted cash balances were $28.3 million and $27.2 million, respectively.
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

	2023	2022
Balance as of beginning of period	$(5,975)	$(6,292)
Reversal (provision) for expected credit losses, net	1,788	(4,744)
Write-offs charged against the allowance	41	5,061
Balance as of end of period	$(4,146)	$(5,975)

Inventories — Our inventories consist principally of food, packaging, and supplies, and are valued at the lower of cost or market on a first-in, first-out basis.
Internal-use Software Costs — The Company capitalizes costs incurred to implement software solely for its internal use, including (i) hosted applications used to deliver the Company's support services, and (ii) certain implementation costs incurred in a hosting arrangement that is a service contract when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable the project will be completed and used to perform the intended function. Software implementation costs are capitalized to either other current assets or other long-term assets on the Company's consolidated balance sheet and amortized over the estimated useful life of the developed software. Software implementation costs capitalized were $7.9 million and $10.7 million as of the end of fiscal year 2023 and 2022, respectively. Related amortization expense for software implementation costs was $5.0 million, $5.1 million and $2.5 million during fiscal years 2023, 2022 and 2021, respectively.
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
Buildings, equipment, and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, over the initial lease term for certain assets acquired in conjunction with the lease commencement for leased properties, or the remaining lease term for certain assets acquired after the commencement of the lease for leased properties. In certain situations, one or more option periods may be used in determining the depreciable life of assets related to leased properties if we deem that an economic penalty would be incurred otherwise. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Building, leasehold improvement assets and equipment are assigned lives that range from 1 to 35 years. Depreciation expense related to property and equipment was $61.7 million, $55.8 million, and $46.5 million in fiscal year 2023, 2022, and 2021, respectively.
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
Goodwill is evaluated for impairment annually during the third quarter of each year, or more frequently if indicators of impairment are present. We first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit or indefinite-lived asset is less than its carrying amount. If the qualitative factors indicate that it is more likely than not that the fair value is less than the carrying amount, we perform a single-step impairment test. To perform our impairment analysis, we estimate the fair value of the reporting unit and compare it to the carrying value. If the carrying value exceeds the fair value, an impairment loss is recognized equal to the excess.

We evaluate our indefinite-lived intangible assets for impairment on an annual basis or more often if an event occurs or circumstances change that indicate impairments might exist. We perform our annual test for impairment of our indefinite-lived intangible assets during the third quarter. We may elect to perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is greater than its carrying value. If a qualitative assessment is not performed, or if as a result of a qualitative assessment it is not more likely than not that the fair value of an indefinite-lived intangible asset exceeds its carrying value, then the asset's fair value is compared to its carrying value. Fair value is an estimate of the price a willing buyer would pay for the intangible asset and is estimated by discounting the expected future after-tax cash flows associated with the intangible asset.
During the fourth quarter of 2023, we performed a qualitative test for the fair value of the Jack in the Box reporting unit, noting that the fair value was substantially in excess of its respective carrying value. During the fourth quarter of 2023, we also performed a qualitative tests over the Del Taco reporting unit and of the Del Taco indefinite-lived trademarks, noting that it was not more likely than not that the carrying value was greater than its fair value. Recently, during the third quarter of 2023, we had performed quantitative tests over the Del Taco reporting unit and of the Del Taco indefinite-lived trademarks, and their fair values were in excess of their carrying values by approximately 9% and 13%, respectively, as of the testing date.
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
Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $113.2 million and $108.9 million as of October 1, 2023 and October 2, 2022, respectively, and are included in “Other assets, net”, in the accompanying consolidated balance sheets. Changes in cash surrender values are included in “Selling, general and administrative expenses” in the accompanying consolidated statements of earnings. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent.
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
Gift cards — We sell gift cards to our customers in our restaurants and through selected third parties. The gift cards sold to our customers have no stated expiration dates and are subject to actual or potential escheatment rights in several of the jurisdictions in which we operate. We recognize income from gift cards when redeemed by the customer. Deferred gift card income totaled $2.9 million and $4.1 million as of October 1, 2023 and October 2, 2022, respectively, and are included in “Accrued liabilities”, in the accompanying consolidated balance sheets.
While we will continue to honor all gift cards presented for payment, we may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent we determine there is no requirement for remitting balances to government agencies under unclaimed property laws, card balances may be recognized as income in our consolidated statements of earnings. Amounts recognized on unredeemed gift card balances were $1.6 million, $0.7 million, and $0.6 million in fiscal 2023, 2022, and 2021, respectively.
Pre-opening costs — Pre-opening costs associated with the opening of a new restaurant or the remodeling of an existing restaurant consist primarily of property rent and employee training costs. Pre-opening costs associated with the opening of a restaurant that was closed upon acquisition consist of labor costs, maintenance and repair costs, and property rent.
Self-insurance — We are self-insured for a portion of our workers’ compensation, general liability, employee medical and dental, and automotive claims. We utilize a paid-loss plan for our workers’ compensation, general liability, and automotive programs, which have predetermined loss limits per occurrence and in the aggregate. We establish our undiscounted insurance liability and reserves using independent actuarial estimates of expected losses based on a statistical analysis of historical claims data. As of October 1, 2023, our estimated self-insurance liability was $31.3 million, and is included in “Accrued liabilities” in the accompanying consolidated balance sheet.
Advertising costs — We administer marketing funds at each of our restaurant brands that include contractual contributions. In 2023, 2022 and 2021, marketing fund contributions from Jack in the Box franchise and company-operated restaurants were approximately 5.0% of sales. In 2023 and 2022, marketing fund contributions from Del Taco franchise and company-operated restaurants were approximately 4.0% of sales.
Production costs of commercials, programming, and other marketing activities are charged to the marketing funds when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. When contributions to the marketing fund exceed the related advertising expenses, advertising costs are accrued up to the amount of revenues on an annual basis since we are contractually obligated to spend these funds. As of October 1, 2023 and October 2, 2022, additional amounts accrued were $10.3 million and $3.5 million, respectively, for this requirement. Total contributions made by the Company are included in “Selling, general, and administrative expenses” in the accompanying consolidated statements of earnings. In fiscal 2023, 2022, and 2021 advertising costs were $38.9 million, $32.6 million, and $19.6 million, respectively.
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
Effect of accounting pronouncements adopted in 2023 and those to be adopted in future periods — We reviewed the accounting pronouncements adopted in 2023, as well as all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.
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
Disaggregation of revenue — The following table disaggregates revenue by segment and primary source for the fiscal year ended October 1, 2023 (in thousands):

	Jack in the Box	Del Taco	Total
Company restaurant sales	$413,748	$432,530	$846,278
Franchise rental revenues	351,283	13,308	364,591
Franchise royalties	207,064	25,669	232,733
Franchise advertising contributions	199,917	21,025	220,942
Technology and sourcing fees	16,073	3,907	19,980
Franchise fees and other services	7,226	556	7,782
Total revenue	$1,195,311	$496,995	$1,692,306
The following table disaggregates revenue by segment and primary source for the fiscal year ended October 2, 2022 (in thousands):

	Jack in the Box	Del Taco	Total
Company restaurant sales	$414,225	$286,845	$701,070
Franchise rental revenues	335,936	4,455	340,391
Franchise royalties	188,902	13,414	202,316
Franchise advertising contributions	183,076	10,907	193,983
Technology and sourcing fees	14,740	1,078	15,818
Franchise fees and other services	14,309	196	14,505
Total revenue	$1,151,188	$316,895	$1,468,083

The following table disaggregates revenue by segment and primary source for the fiscal ended October 3, 2021 (in thousands):

	Jack in the Box	Del Taco	Total
Company restaurant sales	$387,766	$—	$387,766
Franchise rental revenues	346,634	—	346,634
Franchise royalties	193,908	—	193,908
Franchise advertising contributions	188,184	—	188,184
Technology and sourcing fees	16,361	—	16,361
Franchise fees and other services	10,817	—	10,817
Total revenue	$1,143,670	$—	$1,143,670
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
A summary of significant changes in our contract liabilities is presented below (in thousands):

	2023	2022
Deferred franchise and development fees at beginning of period	$46,449	$41,520
Changes due to business combinations	—	6,193
Revenue recognized during the period	(5,469)	(5,891)
Additions during the period	9,494	4,627
Deferred franchise and development fees at end of period	$50,474	$46,449
As of October 1, 2023, approximately $8.1 million of development fees related to unopened stores are included in deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and are recognized over the franchise term at the date of opening.
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

2024	$5,191
2025	$4,966
2026	$4,638
2027	$4,290
2028	$3,657
Thereafter	$19,660
$42,402
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
_____________________
(1)Represents the portion of Del Taco merger-related transaction costs that were paid at the Closing Date by the Company.
(2)Represents the closing indebtedness of Del Taco’s existing debt that was paid at the Closing Date by the Company.

Purchase price allocation — The final allocation of the purchase consideration was as follows (in thousands):

Total aggregate purchase consideration, net of $12,068 cash acquired	$581,241
Assets:
Accounts and other receivables	4,583
Inventories	3,233
Prepaid expenses	2,950
Other current assets	105
Property and equipment	145,032
Operating lease right-of-use assets	350,289
Intangible assets	12,371
Trademarks	283,500
Other assets	5,128
Liabilities:
Current maturities of long-term debt	22
Current operating lease liabilities	21,991
Accounts payable	18,808
Accrued liabilities	112,579
Long-term debt, net of current maturities	349
Long-term operating lease liabilities, net of current portion	303,488
Deferred tax liabilities	75,355
Other long-term liabilities	13,080
Net assets acquired, excluding goodwill	$261,519
Goodwill	$319,722
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

4.SUMMARY OF REFRANCHISINGS AND FRANCHISE ACQUISITIONS
Refranchisings — The following table summarizes the number of restaurants sold to franchisees and gains recognized in each fiscal year (dollars in thousands):

	2023	2022	2021
Restaurants sold to Jack in the Box franchisees	5	15	—
Restaurants sold to Del Taco franchisees	111	—	—

Proceeds from the sale of company-operated restaurants (1)	$85,221	$6,391	$1,827
Broker commissions	(1,614)	—	—
Net assets sold (primarily property and equipment)	(17,101)	(1,565)	—
Goodwill related to the sale of company-operated restaurants	(35,544)	(948)	—
Franchise fees	(3,086)	—	—
Sublease liabilities, net	(8,559)	—	—
Lease termination	(393)	—	—
Other (2)	(926)	—	2,376
Gains on the sale of company-operated restaurants	$17,998	$3,878	$4,203
________________________
(1)Amounts in 2023, 2022, and 2021 include additional proceeds of $0.9 million, $1.4 million, and $1.8 million, respectively, related to the extension of the underlying franchise and lease agreements from the sale of restaurants in prior years.
(2)Amount in 2023 is primarily related to charges for a restaurant that was closed due to refranchising the related market. Amount in 2021 relate to adjustments to contingencies that were included in underlying franchise and lease agreements from the sale of restaurants in prior years.
Franchise acquisitions — In 2022 and 2021, we acquired 13 and 20 franchise restaurants, respectively. There were no such acquisitions in 2023. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3). The goodwill recorded primarily relates to the sales growth potential of the market acquired and is expected to be deductible for income tax purposes.
The following table provides detail of the combined acquisitions in 2022, and 2021 (dollars in thousands):

	2022	2021
Restaurants acquired from Jack in the Box franchisees	13	20

Inventory	$—	$258
Property and equipment	540	1,136
Intangible assets	66	245
Other assets	—	10
Goodwill	—	613
Gains on the acquisition of franchise-operated restaurants	(309)	(340)
Liabilities assumed	—	(277)
Total consideration	$297	$1,645
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

Assets held for sale — Assets classified as held for sale consisted of the following at each fiscal year-end (in thousands):

	2023	2022
Jack in the Box restaurant properties (1)	$11,097	$14,151
Other property and equipment (2)	766	2,868
Del Taco restaurants to be refranchised:
Property and equipment	771	—
Goodwill	1,291	—
Assets held for sale	$13,925	$17,019
________________________
(1)Consists of properties that are currently leased to franchisees which we intend to sell the underlying real estate directly to the franchisee and/or sell and leaseback with a third party within the next twelve months.
(2)Consists primarily of owned properties of closed restaurants which we are actively marketing for sale.

5.GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill during fiscal 2023 and 2022 were as follows (in thousands):

	Jack in the Box	Del Taco	Total
Balance at October 3, 2021	$47,774	$—	$47,774
Acquisition of Del Taco Restaurants, Inc.	89,000	230,722	319,722
Acquisition of Jack in the Box franchise-operated restaurants	273	—	273
Sale of Jack in the Box company-operated restaurants to franchisees	(948)	—	(948)
Balance at October 2, 2022	136,099	230,722	366,821
Sale of Del Taco company-operated restaurants to franchisees	—	(35,472)	(35,472)
Sale of Jack in the Box company-operated restaurants to franchisees	(72)	—	(72)
Reclassified to assets held for sale	—	(1,291)	(1,291)
Balance at October 1, 2023	$136,027	$193,959	$329,986
The net carrying amounts of intangible assets are as follows (in thousands):

	October 1, 2023			October 2, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived intangible assets:
Sublease assets	$2,671	$(381)	$2,290	$2,671	$(139)	$2,532
Franchise contracts	9,700	(850)	8,850	9,700	(311)	9,389
Reacquired franchise rights	297	(107)	190	530	(127)	403
	$12,668	$(1,338)	$11,330	$12,901	$(577)	$12,324
Indefinite-lived intangible assets:
Del Taco trademark	$283,500	$—	$283,500	$283,500	$—	$283,500
	$283,500	$—	$283,500	$283,500	$—	$283,500
The following table summarizes, as of October 1, 2023, the estimated amortization expense for each of the next five fiscal years (in thousands):

2024	$801
2025	$801
2026	$801
2027	$815
2028 and thereafter	$8,112
Total	$11,330

6.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (2) (Level 1)	Significant Other Observable Inputs (2) (Level 2)	Significant Unobservable Inputs (2) (Level 3)
Fair value measurements as of October 1, 2023:
Non-qualified deferred compensation plan (1)	$15,051	$15,051	$—	$—
Total liabilities at fair value	$15,051	$15,051	$—	$—

Fair value measurements as of October 2, 2022:
Non-qualified deferred compensation plan (1)	$13,820	$13,820	$—	$—
Total liabilities at fair value	$13,820	$13,820	$—	$—
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
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of October 1, 2023 and October 2, 2022 (in thousands):

	October 1, 2023		October 2, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Series 2019 Class A-2 Notes	$706,875	$640,046	$714,125	$641,851
Series 2022 Class A-2 Notes	$1,067,000	$903,056	$1,089,000	$917,428
The fair value of the Class A-2 Notes was estimated using Level 2 inputs based on quoted market prices in markets that are not considered active markets. As of October 1, 2023, we did not have any outstanding borrowings under our Variable Funding Notes. The fair value of these loans approximates their carrying value due to the variable rate nature of these borrowings.
Non-financial assets and liabilities — Our non-financial instruments, which primarily consist of property and equipment, operating lease right-of-use assets, goodwill, and intangible assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on an annual basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial instruments are assessed for impairment. If applicable, the carrying values are written down to fair value. Refer to Note 9, Other Operating Expenses (Income), Net, for details on impairment charges recognized in 2023.
7.INDEBTEDNESS
The detail of our long-term debt at the end of each fiscal year is as follows (in thousands):

	October 1, 2023	October 2, 2022
Series 2019-1 4.476% Fixed Rate Class A-2-II Notes	$268,125	$270,875
Series 2019-1 4.970% Fixed Rate Class A-2-III Notes	438,750	443,250
Series 2022-1 3.445% Fixed Rate Class A-2-I Notes	533,500	544,500
Series 2022-1 4.136% Fixed Rate Class A-2-II Notes	533,500	544,500
Series 2022-1 Variable Funding Notes, variable interest rate of 6.322% at October 1, 2023	—	50,000
Finance lease obligations and other debt	1,626	1,690
Total debt	1,775,501	1,854,815
Less current maturities of long-term debt	(29,964)	(30,169)
Less unamortized debt issuance costs	(20,604)	(25,106)
Long-term debt	$1,724,933	$1,799,540

Securitization refinancing transaction — On February 11, 2022, the Company completed the sale of $550.0 million of its Series 2022-1 3.445% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) and $550.0 million of its Series 2022-1 4.136% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II” and, together with the Class A-2-I Notes, the “2022 Notes”). Interest payments on the 2022 Notes are payable on a quarterly basis. The anticipated repayment dates of the 2022 Class A-2-I Notes and the Class A-2-II Notes are February 2027 and February 2032, respectively (the “Anticipated Repayment Dates”), unless earlier prepaid to the extent permitted. The anticipated repayment dates of the existing 2019-1 Class A-2-II Notes and the Class A-2-III Notes are August 2026 and August 2029, respectively.
The Company also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. As of October 1, 2023, we did not have any outstanding borrowings and had available borrowing capacity of $100.5 million, net of letters of credits issued of $49.5 million.
The net proceeds of the sale of the 2022 Notes were used to repay in full of $570.7 million in aggregate outstanding principal amount of the Company’s Series 2019-1 Class A-2-I Notes, together with the applicable make-whole premium and unpaid interest, and was used to fund a portion of the Company’s acquisition of Del Taco. As a result, the Company recorded a loss on early extinguishment of debt of $5.6 million during the second quarter of 2022, which was comprised of the write-off of certain deferred financing costs and a specified make-whole premium payment, and is presented in “Interest expense, net” in the consolidated statement of earnings. Additionally, in connection with the 2022 Notes, the Company capitalized $17.4 million of debt issuance costs, which are being amortized into interest expense over the Anticipated Repayment Dates, utilizing the effective interest rate method. The costs related to our Variable Funding Notes are presented within “Other assets, net” and are being amortized over the Anticipated Repayment Date of February 2027 using the straight-line method. As of October 1, 2023, the effective interest rates, including the amortization of debt issuance costs, were 4.851%, 5.258%, 3.796%, and 4.347% for the Series 2019-1 Class A-2-II Notes, Series 2019-1 Class A-2-III Notes, Series 2022-1 Class A-2-I Notes, and Series 2022-1 Class A-2-II Notes, respectively.
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
The quarterly principal payment on the Class A-2 Notes may be suspended when the specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. Exceeding the leverage ratio of 5.0x does not violate any covenant related to the Class A-2 Notes. Subsequent to closing the issuance of the 2022 Notes, the Company has had a leverage ratio of greater than 5.0x and, accordingly, the Company is making the scheduled principal payments on its 2022 Notes and Series 2019-1 Notes.
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

Revolving credit facility — In connection with the Del Taco acquisition, Del Taco’s existing debt of $115.2 million related to a Syndicated Credit Facility dated August 5, 2015, was repaid and extinguished on the Closing Date. On the Closing Date, Del Taco entered into a new syndicated credit facility with an aggregate principal amount of up to $75.0 million, which now matures on March 1, 2024. The Company capitalized $0.3 million of debt issuance costs, which are being amortized into interest expense over the expected term of the credit facility. The revolving credit facility, as amended, included a limit of $20.0 million for letters of credit, all of which were cancelled as of October 1, 2023. As of October 1, 2023, we had no outstanding borrowings and available borrowing capacity of $75.0 million under the facility.
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
Maturities of long-term debt — Assuming repayment by the Anticipated Repayment Dates and based on the leverage ratio as of October 1, 2023, principal payments on our long-term debt outstanding at October 1, 2023 for each of the next five fiscal years and thereafter are as follows (in thousands):

2024	$29,964
2025	29,905
2026	289,156
2027	516,034
2028	15,538
Thereafter	894,904
$1,775,501
8.LEASES
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

Company as lessee — Leased assets and liabilities consisted of the following as of October 1, 2023 and October 2, 2022 (in thousands):

	October 1, 2023	October 2, 2022
Assets:
Operating lease ROU assets	$1,397,555	$1,332,135
Finance lease ROU assets (1)	971	854
Total ROU assets	$1,398,526	$1,332,989
Liabilities:
Current operating lease liabilities	$142,518	$171,311
Current finance lease liabilities (2)	689	896
Long-term operating lease liabilities	1,265,514	1,165,097
Long-term finance lease liabilities (2)	627	435
Total lease liabilities	$1,409,348	$1,337,739
________________________
(1)Included in “Property and equipment, net” on our consolidated balance sheets.
(2)Included in “Current maturities of long-term debt” and “Long-term debt, net of current maturities” on our consolidated balance sheets.
The following table presents the components of our lease costs in fiscal 2023, 2022, and 2021 (in thousands):

	2023	2022	2021
Lease costs:
Finance lease cost:
Amortization of ROU assets (1)	$691	$827	$807
Interest on lease liabilities (2)	55	67	89
Operating lease cost (3)	240,153	218,837	194,149
Short-term lease cost (3)	730	824	427
Variable lease cost (3)(4)	50,448	48,872	43,498
	$292,077	$269,427	$238,970
________________________
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
(4)Includes $39.9 million, $38.2 million, and $38.0 million in 2023, 2022, and 2021, respectively, of property taxes and common area maintenance costs which are reimbursed by sub-lessees.
The following table presents supplemental information related to leases:

	October 1, 2023	October 2, 2022
Weighted-average remaining lease term (in years):
Finance leases	1.7	1.5
Operating leases	11.1	10.0
Weighted-average discount rate:
Finance leases	7.1%	3.8%
Operating leases	5.5%	4.6%

The following table presents as of October 1, 2023, the annual maturities of our lease liabilities (in thousands):

	Finance Leases	Operating Leases
Fiscal year:
2024	$757	$217,591
2025	651	217,931
2026	18	202,189
2027	—	192,088
2028	—	154,422
Thereafter	—	971,239
Total future lease payments (1)	$1,426	$1,955,460
Less: imputed interest	(110)	(547,428)
Present value of lease liabilities	$1,316	$1,408,032
Less current portion	(689)	(142,518)
Long-term lease obligations	$627	$1,265,514
________________________
(1)Total future lease payments include non-cancellable commitments of $1.4 million for finance leases and $1,350.1 million for operating leases.
Assets recorded under finance leases are included in property and equipment, and consisted of the following at each fiscal year-end (in thousands):

	2023	2022
Buildings	$1,342	$1,342
Equipment	6,140	5,559
Less accumulated amortization	(6,511)	(6,047)
	$971	$854
The following table includes supplemental cash flow and non-cash information related to our lessee leases (in thousands):

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$236,356	$218,605
Operating cash flows from financing leases	$55	$67
Financing cash flows from financing leases	$836	$907
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease obligations	$250,862	$221,466
Right-of-use assets obtained in exchange for new financing lease obligations	$5	$45
Sale and leaseback transactions — In fiscal 2023, we sold one restaurant property in a sale and leaseback transaction for net proceeds of $3.7 million, and recorded total losses of less than $0.1 million. The lease has been accounted for as an operating lease and contains an initial term of 20 years.
In fiscal 2022, we sold four restaurant properties in sale and leaseback transactions for net proceeds of $10.8 million, and recorded total losses of $0.2 million. The leases have been accounted for as operating leases and contain initial terms of 16 years and 20 years.
In fiscal 2021, we sold two restaurant properties in sale and leaseback transactions for net proceeds of $3.9 million, and recorded total gains of less than $0.1 million. The leases have been accounted for as operating leases and contain an initial term of 20 years.

Company as lessor — The following table presents rental income (in thousands):

	2023			2022
	Owned Properties	Leased Properties	Total	Owned Properties	Leased Properties	Total
Operating lease income - franchise	$17,805	$225,392	$243,197	$19,221	$212,552	$231,773
Variable lease income - franchise	12,700	108,010	120,710	12,418	96,002	108,420
Amortization of sublease assets and liabilities, net	—	684	684	—	198	198
Franchise rental revenues	$30,505	$334,086	$364,591	$31,639	$308,752	$340,391
Operating lease income - closed restaurants and other (1)	$76	$7,387	$7,463	$60	$6,347	$6,407
________________________
(1)Primarily relates to closed restaurant properties included in “Other operating expense (income), net” in our consolidated statements of earnings.
The following table presents as of October 1, 2023, future minimum rental receipts for non-cancellable leases and subleases (in thousands):

October 1, 2023
Fiscal year:
2024	$240,756
2025	251,366
2026	237,214
2027	231,827
2028	188,554
Thereafter	1,120,748
Total minimum rental receipts	$2,270,465
Assets held for lease and included in property and equipment consisted of the following at each fiscal year-end (in thousands):

	October 1, 2023	October 2, 2022
Land	$78,665	$75,967
Buildings	792,177	771,567
Equipment	63	2,750
	870,905	850,284
Less accumulated depreciation	(672,137)	(663,109)
	$198,768	$187,175
9.OTHER OPERATING EXPENSE (INCOME), NET
Other operating expense (income), net, in the accompanying consolidated statements of earnings is comprised of the following in each fiscal year (in thousands):

	2023	2022	2021
Acquisition, integration and strategic initiatives	$9,112	$20,081	$7
Costs of closed restaurants and other	4,786	4,290	1,907
Operating restaurant impairment charges	4,569	5,927	—
Accelerated depreciation	541	1,124	1,592
Gains on disposition of property and equipment, net	(8,171)	(30,533)	(6,888)
	$10,837	$889	$(3,382)

Acquisition, integration and strategic initiatives — In 2023, costs incurred primarily related to severance, retention bonuses, strategic consulting fees and technology integration related to the acquisition of Del Taco. In 2022, costs incurred primarily related to advisory, legal, and consulting services relating to the acquisition and integration of Del Taco.
Cost of closed restaurant — Cost of closed restaurants primarily include ongoing costs associated with closed restaurants and cancelled project costs.
Operating restaurant impairment charges — In 2023, impairment charges included $4.4 million relating to under-performing Del Taco restaurants currently held for use. In 2022, impairment charges included $3.2 million related to nine Jack in the Box company-operated restaurants that were closed in connection with the sale of the related markets and $2.7 million related to Jack in the Box restaurants leased or subleased to franchisees for which the lease and franchise agreements were early terminated during the year.
Accelerated depreciation — When a long-lived asset will be replaced or otherwise disposed of prior to the end of its estimated useful life, the useful life of the asset is adjusted based on the estimated disposal date and accelerated depreciation is recognized. In 2023, 2022 and 2021, accelerated depreciation primarily related to facility improvements, restaurant remodels, and information technology assets.
Gains on disposition of property and equipment, net — In 2023 and 2022, gains primarily relate to the sale of Jack in the Box restaurant properties to franchisees who were leasing the properties from us prior to the sale. In 2021, gains primarily relate to the sale of closed restaurant properties.
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
We measure and evaluate our segments based on segment revenues and segment profit. Our measure of segment profit excludes depreciation and amortization, share-based compensation, company-owned life insurance (“COLI”) gains/losses, net of changes in our non-qualified deferred compensation obligation supported by these policies, acquisition, integration and strategic initiatives, gains on the sale of company-operated restaurants, and amortization of favorable and unfavorable leases and subleases, net.

The following table provides information related to our operating segments in each period (in thousands):

	2023	2022	2021
Revenues by segment:
Jack in the Box	$1,195,311	$1,151,188	$1,143,670
Del Taco	496,995	316,895	—
Consolidated revenues	$1,692,306	$1,468,083	$1,143,670
Segment operating profit:
Jack in the Box	$308,548	$310,745	$327,157
Del Taco	30,491	27,981	—
Total segment operating profit	$339,039	$338,726	$327,157
Depreciation and amortization	62,287	56,100	46,500
Acquisition, integration and strategic initiatives	9,112	20,081	7
Share-based compensation	11,205	7,122	4,048
Net COLI losses (gains)	(5,953)	9,911	(9,141)
Gains on the sale of company-operated restaurants	(17,998)	(3,878)	(4,203)
Amortization of favorable and unfavorable leases and subleases, net	1,633	1,120	—
Earnings from operations	$278,753	$248,270	$289,946
Total capital expenditures by segment:
Jack in the Box	$53,692	$31,601	$41,008
Del Taco	21,262	14,874	—
Total capital expenditures	$74,954	$46,475	$41,008
Total depreciation and amortization by segment:
Jack in the Box	$35,973	$39,895	$46,500
Del Taco	26,314	16,205	—
Total depreciation and amortization	$62,287	$56,100	$46,500
We do not evaluate, manage or measure performance of segments using asset, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.
11.    INCOME TAXES
Income taxes consist of the following in each fiscal year (in thousands):

	2023	2022	2021
Current:
Federal	$53,229	$28,934	$36,051
State	17,274	9,320	11,793
	70,503	38,254	47,844
Deferred:
Federal	(10,642)	5,344	4,440
State	(1,347)	2,513	3,568
	(11,989)	7,857	8,008
Income tax expense from continuing operations	$58,514	$46,111	$55,852

A reconciliation of the federal statutory income tax rate to our effective tax rate for continuing operations is as follows:

	2023	2022	2021
Income tax expense at federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	5.6%	5.2%	5.1%
Stock compensation tax deficiency (excess tax benefit)	—%	0.1%	(0.5)%
Benefit of tax credits, net of valuation allowance	(0.4)%	(0.6)%	(0.1)%
Adjustment to state tax provision	—%	—%	0.7%
Nondeductible goodwill related to the sale of company-operated restaurants	4.9%	—%	—%
Nondeductible transaction costs	—%	0.6%	—%
Expense (benefit) related to COLIs	(1.0)%	2.1%	(1.5)%
Officers’ compensation limitation	0.6%	0.4%	0.5%
Other, net	0.2%	(0.3)%	—%
	30.9%	28.5%	25.2%
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each fiscal year-end are presented below (in thousands):

	2023	2022
Deferred tax assets:
Operating and finance lease liabilities	$372,095	$351,746
Accrued defined benefit pension and postretirement benefits	18,896	19,090
Deferred income	15,137	13,524
Accrued legal settlements	11,099	15,158
Accrued insurance	8,086	8,339
Share-based compensation	6,139	5,094
Accrued incentive compensation	5,928	2,402
Tax loss and tax credit carryforwards	1,956	4,399
Capitalized research costs	1,943	—
Other reserves and allowances	1,144	1,627
Accrued compensation expense	1,259	1,329
Property and equipment, net of impairment	181	—
Other, net	3,852	2,319
Total gross deferred tax assets	447,715	425,027
Valuation allowance	(1,043)	(1,140)
Total net deferred tax assets	446,672	423,887
Deferred tax liabilities:
Operating and finance lease ROU assets	(380,040)	(361,332)
Intangible assets	(84,969)	(87,165)
Investment basis limitation	(6,191)	(6,010)
Property and equipment, principally due to differences in depreciation	—	(5,656)
Other	(1,701)	(1,408)
Total gross deferred tax liabilities	(472,901)	(461,571)
Net deferred tax (liabilities) assets	$(26,229)	$(37,684)
Deferred tax assets as of October 1, 2023 include state gross net operating loss carryforwards of approximately $12.4 million, of which $9.6 million has an indefinite carryforward. The remainder will expire at various times between 2024 and 2042. At October 1, 2023, we recorded a valuation allowance of $1.0 million related to state tax credits, which decreased from the $1.1 million at October 2, 2022 due to the release of the valuation allowance on California Enterprise Zone Credits. We believe it is more likely than not that these credit carryforwards will not be realized and that all other deferred tax assets will be realized through future taxable income or alternative tax strategies.

The major jurisdictions in which the Company files income tax returns includes the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for fiscal year 2020 and forward. The statutes of limitations for California, which constitutes the Company's major state tax jurisdiction, have not expired for fiscal years 2018 and forward.
12.RETIREMENT PLANS
We sponsor programs that provide retirement benefits to our employees. These programs include defined contribution plans, defined benefit pension plans, and postretirement healthcare plans.
Defined contribution plans — We maintain two qualified savings plans pursuant to Section 401(k) of the Internal Revenue Code (“IRC”). The plans allow all employees who meet certain age and minimum service requirements to defer a percentage of their pay on a pre-tax basis. Our contributions under these plans were $2.3 million, $2.1 million, and $1.6 million in each fiscal years 2023, 2022 and 2021, respectively.
We also maintain an unfunded, non-qualified deferred compensation plan for key executives and other members of management whose compensation deferrals or company matching contributions to the qualified savings plan are limited due to IRC rules. Effective January 1, 2016, this non-qualified plan was amended to replace the company matching contribution with an annual restoration match that is intended to “restore” up to the full match for participants whose elective deferrals (and related company matching contributions) to the qualified savings plan were limited due to IRC rules. A participant’s right to the Company restoration match vests immediately. This plan allows participants to defer up to 50% of their salary and 85% of their bonus, on a pre-tax basis. Our contributions under the non-qualified deferred compensation plan were $0.1 million in fiscal year 2023, and were less than $0.1 million in each fiscal years 2022 and 2021, respectively.
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
In the fourth quarter of fiscal 2023, the Company amended its Qualified Plan to purchase certain annuity contracts from a third-party company, relieving the Company of its related obligation for future payment (the “Annuity Purchase Agreement”). As a result of the Annuity Purchase Agreement, the Company’s Qualified Plan paid $14.4 million from its plan assets to the third-party, thereby reducing the plan’s pension benefit obligation (“PBO”).
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

Obligations and funded status — The following table provides a reconciliation of the changes in benefit obligations, plan assets, and funded status of our retirement plans for each fiscal year (in thousands):

	Qualified Plan		SERP		Postretirement Health Plans
	2023	2022	2023	2022	2023	2022
Change in benefit obligation:
Obligation at beginning of year	$293,342	$410,053	$56,891	$75,225	$12,577	$17,162
Interest cost	16,068	12,506	3,149	2,173	700	489
Participant contributions	—	—	—	—	101	92
Actuarial gain	(13,792)	(114,999)	(1,287)	(14,830)	(383)	(4,062)
Benefits paid	(14,884)	(14,218)	(5,240)	(5,677)	(1,145)	(1,204)
Settlements and other	(14,389)	—	—	—	41	100
Obligation at end of year	$266,345	$293,342	$53,513	$56,891	$11,891	$12,577
Change in plan assets:
Fair value at beginning of year	$303,951	$409,708	$—	$—	$—	$—
Actual return (loss) on plan assets	465	(91,539)	—	—	—	—
Participant contributions	—	—	—	—	101	92
Employer contributions	—	—	5,240	5,677	1,002	1,012
Benefits paid	(14,884)	(14,218)	(5,240)	(5,677)	(1,145)	(1,204)
Settlements and other	(14,389)	—	—	—	42	100
Fair value at end of year	$275,143	$303,951	$—	$—	$—	$—
Funded (unfunded) status at end of year	$8,798	$10,609	$(53,513)	$(56,891)	$(11,891)	$(12,577)
Amounts recognized on the balance sheet:
Noncurrent assets	$8,798	$10,609	$—	$—	$—	$—
Current liabilities	—	—	(5,138)	(5,213)	(1,072)	(1,081)
Noncurrent liabilities	—	—	(48,375)	(51,678)	(10,819)	(11,496)
Total asset (liability) recognized	$8,798	$10,609	$(53,513)	$(56,891)	$(11,891)	$(12,577)
Amounts in AOCI not yet reflected in net periodic benefit cost:
Unamortized actuarial loss (gain), net	$99,871	$101,372	$13,974	$15,979	$(10,232)	$(10,781)
Unamortized prior service cost	—	—	15	34	—	—
Total	$99,871	$101,372	$13,989	$16,013	$(10,232)	$(10,781)
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial loss (gain)	$848	$(5,357)	$(1,287)	$(14,830)	$(383)	$(4,062)
Amortization of actuarial (loss) gain	(2,349)	(2,193)	(718)	(1,666)	932	640
Amortization of prior service cost	—	—	(19)	(19)	—	—
Total recognized in OCI	(1,501)	(7,550)	(2,024)	(16,515)	549	(3,422)
Net periodic benefit (credit) cost	3,312	(3,404)	3,886	3,858	(232)	(151)
Total recognized in comprehensive income	$1,811	$(10,954)	$1,862	$(12,657)	$317	$(3,573)
Amounts in AOCI expected to be amortized in next fiscal net periodic benefit cost:
Net actuarial loss (gain)	$2,403		$632		$(914)
Prior service cost	—		14		—
Total	$2,403		$646		$(914)

Additional year-end pension plan information — The PBO represents the actuarial present value of benefits attributable to employee service rendered to date, including the effects of estimated future pay increases. The accumulated benefit obligation (“ABO”) also reflects the actuarial present value of benefits attributable to employee service rendered to date but does not include the effects of estimated future pay increases. Therefore, the ABO as compared to plan assets is an indication of the assets currently available to fund vested and nonvested benefits accrued through the end of the fiscal year. The funded status is measured as the difference between the fair value of a plan’s assets and its PBO. Since the Qualified Plan is frozen and the SERP has no active participants, the PBO and ABO are equal.
As of October 1, 2023 and October 2, 2022, respectively, the Qualified Plan’s ABO was less than the fair value of its plan assets. The SERP is an unfunded plan and, as such, had no plan assets as of October 1, 2023 and October 2, 2022. The following sets forth the PBO, ABO, and fair value of plan assets of our pension plans as of the measurement date in each fiscal year (in thousands):

	2023	2022
Qualified Plan:
Projected benefit obligation	$266,345	$293,342
Accumulated benefit obligation	$266,345	$293,342
Fair value of plan assets	$275,143	$303,951
SERP:
Projected benefit obligation	$53,513	$56,891
Accumulated benefit obligation	$53,513	$56,891
Fair value of plan assets	$—	$—
Net periodic benefit cost — The components of the fiscal year net periodic benefit cost were as follows (in thousands):

	2023	2022	2021
Qualified Plan:
Interest cost	$16,068	$12,506	$12,558
Expected return on plan assets	(15,105)	(18,103)	(19,340)
Actuarial loss	2,349	2,193	3,510
Net periodic benefit (credit) cost	$3,312	$(3,404)	$(3,272)
SERP:
Interest cost	$3,149	$2,173	$2,169
Actuarial loss	718	1,666	1,743
Amortization of unrecognized prior service cost	19	19	19
Net periodic benefit cost	$3,886	$3,858	$3,931
Postretirement health plans:
Interest cost	$700	$489	$563
Actuarial (gain) loss	(932)	(640)	(341)
Net periodic benefit (credit) cost	$(232)	$(151)	$222
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

Assumptions — We determine our actuarial assumptions on an annual basis. In determining the present values of our benefit obligations and net periodic benefit costs as of and for the fiscal years ended October 1, 2023, October 2, 2022, and October 3, 2021, we used the following weighted-average assumptions:

	2023	2022	2021
Assumptions used to determine benefit obligations (1):
Qualified Plan:
Discount rate	6.10%	5.63%	3.11%
SERP:
Discount rate	6.26%	5.80%	2.99%
Rate of future pay increases (2)	N/A	N/A	N/A
Postretirement health plans:
Discount rate	6.27%	5.82%	2.95%
Assumptions used to determine net periodic benefit cost (3):
Qualified Plan:
Discount rate	5.63%	3.11%	3.10%
Long-term rate of return on assets	5.10%	4.50%	5.40%
SERP:
Discount rate	5.80%	2.99%	2.84%
Rate of future pay increases (2)	N/A	N/A	N/A
Postretirement health plans:
Discount rate	5.82%	2.95%	2.77%
________________________
(1)Determined as of end of year.
(2)Rate is not applicable as there are no active employees as of fiscal year end 2023, 2022 or 2021.
(3)Determined as of beginning of year~~.~~
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
The assumed discount rate and expected long-term rate of return on assets have a significant effect on amounts reported for our pension and postretirement plans. If the discount rate and expected rate of return on assets used were to decrease by 0.25%, fiscal 2023 earnings before income taxes would have decreased by less than $0.1 million and decreased by $1.0 million, respectively.
For measurement purposes, the weighted-average assumed health care cost trend rates for our postretirement health plans were as follows for each fiscal year:

	2023	2022	2021
Healthcare cost trend rate for next year:
Participants under age 65	6.25%	6.25%	6.50%
Participants age 65 or older	6.25%	5.75%	6.00%
Rate to which the cost trend rate is assumed to decline:
Participants under age 65	4.50%	4.50%	4.50%
Participants age 65 or older	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate:
Participants under age 65	2031	2030	2030
Participants age 65 or older	2031	2028	2028

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
Plan assets — Our investment philosophy is to invest assets in a prudent manner to meet the obligation of providing benefits to Plan participants and their beneficiaries in accordance with the time horizon appropriate for the Plan while employing asset diversification to minimize the risk of large losses. Our asset allocation strategy utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk. We regularly monitor our asset allocation, and senior financial management and the Finance Committee of the Board of Directors review performance results quarterly. We continually review our target asset allocation for our Qualified Plan and when changes are made, we reallocate our plan assets over a period of time, as deemed appropriate by senior financial management, to achieve our target asset allocation. Our plan asset allocation at the end of each fiscal 2023 and 2022 and respective target allocations were as follows:

	2023	Target	Minimum	Maximum
Cash & cash equivalents	1%	—%	—%	—%
Global equity	11%	12%	7%	17%
Alternative credit	10%	9%	4%	14%
Real assets	10%	9%	4%	14%
Liability-hedging assets	68%	70%	60%	80%
	100%	100%

	2022	Target	Minimum	Maximum
Cash & cash equivalents	1%	1%	—%	—%
Domestic equities	11%	11%	5%	17%
International equities	11%	11%	5%	17%
Core fixed funds	57%	64%	57%	71%
High yield	2%	2%	—%	5%
Alternative investments	4%	4%	—%	8%
Real estate	7%	—%	—%	5%
Real return bonds	7%	7%	—%	14%
	100%	100%

The Company measures its defined benefit plan assets and obligations as of the month-end date closest to its fiscal year end, which is a practical expedient under FASB authoritative guidance. The fair values of the Qualified Plan’s assets by asset category are as follows (in thousands):

		Total	Other (i.e. NAV Assets) (3)	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value at September 30, 2023:
Cash and cash equivalents	(1)	$3,266	$—	$—	$3,266	$—
Equity:
Global equity	(2)	30,879	30,879	—	—	—
Fixed income:
Liability-hedging assets	(4)	184,085	77,653	—	106,432	—
Alternative credit	(5)	28,378	28,378	—	—	—
Real assets	(6)	28,535	28,535	—	—	—
		$275,143	$165,445	$—	$109,698	$—
Fair Value at September 30, 2022:
Cash and cash equivalents	(1)	$2,267	$—	$—	$2,267	$—
Equity:
U.S. equity	(7)	33,659	—	33,659	—	—
International equity	(8)	32,807	16,250	16,557	—	—
Fixed income:
Investment grade	(9)	193,426	—	20,138	173,288	—
High yield	(10)	6,970	—	6,970	—	—
Alternative investments	(11)	12,061	12,061	—	—	—
Real estate	(12)	22,761	22,761	—	—	—
		$303,951	$51,072	$77,324	$175,555	$—
________________________
(1)Cash and cash equivalents are comprised of commercial paper, short-term bills and notes, and short-term investment funds, which are valued at quoted prices in active markets for similar securities.
(2)Global equity is comprised of investments in publicly traded common stocks and other equity-type securities issued by companies throughout the world, including convertible securities, preferred stock, rights and warrants.
(3)Certain investments that are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) practical expedient are not categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.
(4)Liability-hedging assets are comprised of investments in fixed income securities or derivatives thereof that are intended to mitigate interest rate risk or reduce the interest rate duration mismatch between the assets and liabilities of the Plan.
(5)Alternative credit includes investments in a range of public and private credit securities, including below investment grade rated bonds and loans, securitized credit, and emerging market debt.
(6)Real assets are investments in public and private debt and equity investments, including but not limited to real estate, infrastructure, timberland and agriculture/farmland.
(7)U.S. equity securities are comprised of investments in common stock of U.S. companies for total return purposes. These investments are valued by the trustee at closing prices from national exchanges on the valuation date.
(8)International equity securities are comprised of investments in common stock of companies located outside of the U.S. for total return purposes. These investments are valued by the trustee at closing prices from national exchanges on the valuation date, or the values are adjusted as a result of market movements following the close of local trading using inputs to models that are observable either directly or indirectly. The portion of these investments that are measured at fair value using the net asset value (“NAV”) per share practical expedient can be redeemed on a monthly basis.
(9)Investment grade fixed income consists of debt obligations either issued by the U.S. government or have a rating of BBB- / Baa or higher assigned by a major credit rating agency. These investments are valued based on unadjusted quoted market prices (Level 1), or based on quoted prices in inactive markets, or whose values are based on models, but the inputs to those models are observable either directly or indirectly (Level 2).
(10)High yield fixed income consists primarily of debt obligations that have a rating of below BBB- / Baa or lower assigned by a major credit rating agency. These investments are valued based on unadjusted quoted market prices.
(11)Alternative investments consist primarily of an investment in asset classes other than stocks, bonds, and cash. Alternative investments can include commodities, hedge funds, private equity, managed futures, and derivatives. These investments are valued based on unadjusted quoted market prices and can be redeemed on a bi-monthly basis.
(12)Real estate includes investments in a real estate collective trust for purposes of total return. These investments are valued based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These investments can be redeemed on a quarterly basis.

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum requirement. We do not anticipate making any contributions to our Qualified Plan in fiscal 2024. Contributions expected to be paid in the next fiscal year, the projected benefit payments for each of the next five fiscal years, and the total aggregate amount for the subsequent five fiscal years are as follows (in thousands):

	Defined Benefit Plans	Postretirement Health Plans
Estimated net contributions during fiscal 2024	$5,138	$1,105
Estimated future year benefit payments during fiscal years:
2024	$20,353	$1,105
2025	$20,536	$1,122
2026	$20,888	$1,133
2027	$21,304	$1,138
2028	$21,708	$1,133
2029-2033	$113,833	$5,346
We will continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and economic environment. Expected benefit payments are based on the same assumptions used to measure our benefit obligations at October 1, 2023 and include estimated future employee service, if applicable.
13.SHARE-BASED EMPLOYEE COMPENSATION
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
Our Amended and Restated 2004 Stock Incentive Plan (“Prior Plan”) authorized the issuance of up to 11,600,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, or performance units to our employees and directors. As of January 1, 2023, no additional awards were granted under the Prior Plan. Our Jack in the Box Inc. 2023 Omnibus Incentive Plan (“Plan”) authorizes the issuance of up to 2,500,000 common shares plus Prior Plan returning shares in connection with outstanding awards as of January 6, 2023 that on or following such date are not issued, settled in cash, or fail to vest. The Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company, and provide a means by which such persons may benefit from increases in value of the common stock. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, or performance stock awards, to our employees and directors. There were 2,454,425 shares of common stock available for future issuance under this plan as of October 1, 2023.
We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The deferred amounts are converted to stock equivalents. The plan requires settlement in shares of our common stock based on the number of stock equivalents and dividend equivalents at the time of a participant’s separation from the Board of Directors. This plan provides for the issuance of up to 350,000 shares of common stock in connection with the crediting of stock equivalents. There were 142,918 shares of common stock available for future issuance under this plan as of October 1, 2023.

Compensation expense — The components of share-based compensation expense, included within “Selling, general, and administrative expenses” in our consolidated statements of earnings, in each fiscal year are as follows (in thousands):

	2023	2022	2021
Nonvested restricted stock units	$7,598	$4,544	$2,969
Stock options	4	19	25
Performance share awards	3,195	1,835	830
Nonvested restricted stock awards	166	434	—
Non-management directors’ deferred compensation	242	290	224
Total share-based compensation expense	$11,205	$7,122	$4,048
Nonvested restricted stock units — Nonvested restricted stock units (“RSUs”) are generally issued to employees and non-employee directors. Grants to executive officers of time-vesting RSUs vest ratably over four years or three years, are subject to a stock holding requirement of 50% of after-tax net shares resulting from the vesting of RSUs, and must be held until the multiple of base salary stock ownership is met. There were 38,772 RSU’s vesting over four years, and 54,561 RSU’s vesting over three years outstanding as of October 1, 2023. RSUs issued to non-management directors vest 12 months from the date of grant, or upon termination of board service, including RSUs for which the director elected to defer receipt until termination of board service, and totaled 83,251 units outstanding as of October 1, 2023. RSUs issued to certain other employees either cliff vest or vest ratably over three years and totaled 151,952 units outstanding as of October 1, 2023. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date discounted by the present value of the expected dividend stream over the vesting period.
The following is a summary of RSU activity for fiscal 2023:

	Shares	Weighted- Average Grant Date Fair Value
RSUs outstanding at October 2, 2022	236,606	$75.98
Granted	186,938	$68.56
Released	(55,919)	$81.97
Forfeited	(39,089)	$74.01
RSUs outstanding at October 1, 2023	328,536	$70.97
As of October 1, 2023, there was approximately $11.8 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.9 years. The weighted-average grant date fair value of awards granted was $68.56, $78.28, and $95.44 in fiscal years 2023, 2022, and 2021, respectively. In fiscal years 2023, 2022, and 2021, the total fair value of RSUs that vested and were released was $4.6 million, $2.5 million, and $4.3 million, respectively.
Stock options — Option grants have contractual terms of seven years and employee options vest over a three-year period. Options may vest sooner upon retirement from the Company for employees meeting certain age and years of service thresholds. All option grants provide for an option exercise price equal to the closing market value of the common stock on the date of grant.
The following is a summary of stock option activity for fiscal 2023:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 2, 2022	32,450	$92.80
Exercised	(3,500)	$75.23
Options outstanding at October 1, 2023	28,950	$94.92	1.11	$—
Options exercisable at October 1, 2023	28,950	$94.92	1.11	$—
The aggregate intrinsic value in the table above is the amount by which the current market price of our stock on October 1, 2023 exceeds the weighted-average exercise price.

We use a valuation model to determine the fair value of options granted that requires the input of highly subjective assumptions, including the expected volatility of the stock price. No stock option awards were granted in fiscal 2023, 2022, or 2021.
As of October 1, 2023, there was no unrecognized compensation cost related to stock options grants. The total intrinsic value of stock options exercised was less than $0.1 million in fiscal years 2023 and 2022, respectively, and was $1.6 million in fiscal year 2021.
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
The following is a summary of performance share award activity for fiscal 2023:

	Shares	Weighted- Average Grant Date Fair Value
Performance share awards outstanding at October 2, 2022	65,382	$79.14
Granted	56,466	$65.74
Issued	(1,126)	$70.56
Forfeited	(13,548)	$77.54
Performance share awards outstanding at October 1, 2023	107,174	$72.51
As of October 1, 2023, there was approximately $3.2 million of total unrecognized compensation cost related to performance share awards, which is expected to be recognized over a weighted-average period of 1.8 years. The weighted-average grant date fair value of awards granted was $65.74, $78.95, and $88.88 in fiscal years 2023, 2022, and 2021, respectively. The total fair value of awards that became fully vested during fiscal years 2023, 2022, and 2021 was $1.8 million, $0.1 million, and $0.6 million, respectively.
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
The following is a summary of nonvested restricted stock awards for fiscal 2023:

	Shares	Weighted- Average Grant Date Fair Value
Restricted stock awards outstanding at October 2, 2022	4,670	$82.33
Issued	(4,670)	$82.33
Restricted stock awards outstanding at October 1, 2023	—	$—
As of October 1, 2023, there was no unrecognized compensation cost related to nonvested stock awards. The total fair value of awards that vested and were released during fiscal years 2023 and 2022, was $0.4 million and $0.7 million, respectively.

Non-management directors’ deferred compensation — All awards outstanding under our directors’ deferred compensation plan are accounted for as equity-based awards and deferred amounts are converted into stock equivalents based on a per share price equal to the average of the closing price of our common stock for the 10 trading days immediately preceding the date the deferred compensation is credited to the director’s account. During fiscal 2023, 2022, and 2021, no shares of common stock were issued in connection with director retirements.
The following is a summary of the stock equivalent activity for fiscal 2023:

	Stock Equivalents	Weighted- Average Grant Date Fair Value
Stock equivalents outstanding at October 2, 2022	116,274	$45.28
Deferred directors’ compensation	3,072	$81.38
Dividend equivalents	3,635	$78.51
Stock equivalents outstanding at October 1, 2023	122,981	$47.16
14.STOCKHOLDERS’ DEFICIT
Repurchases of common stock — In fiscal 2023, the Company purchased 1.1 million shares of its common stock for an aggregate cost of $90.7 million, including applicable excise tax. As of October 1, 2023, there was $85.0 million remaining amount under share repurchase programs authorized by the Board of Directors which expired on November 20, 2023.
Dividends — In fiscal 2023, the Board of Directors declared four cash dividends of $0.44, respectively, totaling $36.2 million. Future dividends are subject to approval by our Board of Directors.
15.AVERAGE SHARES OUTSTANDING
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
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding in each fiscal year (in thousands):

	2023	2022	2021
Weighted-average shares outstanding — basic	20,603	21,195	22,402
Effect of potentially dilutive securities:
Nonvested stock awards and units	134	47	62
Stock options	1	1	9
Performance share awards	26	2	5
Weighted-average shares outstanding — diluted	20,764	21,245	22,478
Excluded from diluted weighted-average shares outstanding:
Antidilutive	25	23	29
Performance conditions not satisfied at the end of the period	81	61	25
16.COMMITMENTS AND CONTINGENCIES
Purchase commitments — Jack in the Box and Del Taco have long-term food and beverage supply agreements with certain major vendors, which provide food and fountain drink products and marketing support funding to the Company and its franchisees. These agreements require minimum purchases by the Company and its franchisees at agreed upon prices until the total volume commitments have been reached. Based on current pricing and ratio of usage at company-operated to franchised restaurants as of October 1, 2023, total food and beverage purchase requirements under these agreements is estimated to be approximately $131.9 million over the next five years.
We also have entered into various arrangements with vendors providing information technology services with no early termination fees. The Company’s unconditional purchase obligations on these contracts total approximately $16.3 million over the next five years.

Legal matters — The Company assesses contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of October 1, 2023, the Company had accruals of $40.9 million for all of its legal matters in aggregate, presented within “Accrued liabilities” on our consolidated balance sheet. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure and the ultimate amount of loss may differ materially from these estimates in the near term.
Gessele v. Jack in the Box Inc. — In August 2010, five former Jack in the Box employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that Jack in the Box failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. The parties participated in a voluntary mediation on March 16, 2020, but the matter did not settle. On October 24, 2022, a jury awarded plaintiffs approximately $6.4 million in damages and penalties. The Company continues to dispute liability and the damage award and will defend against both through post-trial motions and all other available appellate remedies. As of October 1, 2023, the Company has accrued the verdict amount above, as well as pre-judgment and post-judgement interest and an estimated fee award, for an additional $8.3 million. These amounts are included within “Accrued liabilities” on our consolidated balance sheet as of October 1, 2023. The Company will continue to accrue for post-judgment interest until the matter is resolved.
Torrez — In March 2014, a former Del Taco employee filed a purported Private Attorneys General Act claim and class action alleging various causes of action under California’s labor, wage, and hour laws. The plaintiff generally alleges Del Taco did not appropriately provide meal and rest breaks and failed to pay wages and reimburse business expenses to its California non-exempt employees. On November 12, 2021, the court granted, in part, the plaintiff's motion for class certification. The parties participated in a voluntary mediation on May 24, 2022 and June 3, 2022. On June 4, 2022, we entered into a Settlement Memorandum of Understanding (the “Agreement”) which obligates the Company to pay a gross settlement amount of $50.0 million, for which in exchange we will be released from all claims by the parties. On August 8, 2023, the court issued its final approval of the settlement and on August 9, 2023 final judgement was entered. The Company made its first payment of half of the settlement amount on August 28, 2023. Payment of the second half is due on November 27, 2023. As of October 1, 2023, the Company has accrued the remaining settlement amount of $25.5 million, which included within “Accrued liabilities” on its consolidated balance sheet.
J&D Restaurant Group — On April 17, 2019, the trustee for a bankrupt former franchisee filed a complaint generally alleging the Company wrongfully terminated the franchise agreements and unreasonably denied two perspective purchasers the former franchisee presented. The parties participated in a mediation in April 2021, and again in December 2022, but the matter did not settle. Trial commenced on January 9, 2023. On February 8, 2023, the jury returned a verdict finding the Company had not breached any contracts in terminating the franchise agreements or denying the proposed buyers. However, while the jury also found the Company had not violated the California Unfair Practices Act, it found for the plaintiff on the claim for breach of implied covenant of good faith and fair dealing, and awarded $8.0 million in damages. On May 9, 2023, the court granted the Company’s post-trial motion, overturning the jury verdict and ordering the plaintiff take nothing on its claims. As a result, the Company reversed the prior $8.0 million accrual, and as of October 1, 2023, the Company has no amounts accrued for this case on its consolidated balance sheet. The Plaintiff has appealed the trial court’s post-trial rulings.
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

Lease guarantees — We remain contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of October 1, 2023, the maximum potential liability of future undiscounted payments under these leases is approximately $21.7 million. The lease terms extend for a maximum of approximately 14 more years and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.
17.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	2023	2022	2021
Cash paid during the year for:
Income tax payments	$17,811	$33,819	$48,200
Interest payments	$78,958	$70,475	$60,413

Non-cash investing and financing transactions:
Increase in notes and accounts receivable from the sale of restaurant properties	$—	$10,001	$—
Increase in dividends accrued or converted to common stock equivalents	$285	$275	$232
Consideration for franchise acquisitions	$—	$297	$1,305
Increase in obligations for purchases of property and equipment	$3,731	$1,637	$1,755

18.SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION (in thousands)

	October 1, 2023	October 2, 2022
Accounts and other receivables, net:
Trade	$93,660	$90,105
Notes receivable, current portion	2,262	8,643
Income tax receivable	949	878
Other	6,953	10,152
Allowance for doubtful accounts	(4,146)	(5,975)
	$99,678	$103,803
Other assets, net:
Company-owned life insurance policies	$113,205	$108,924
Franchise tenant improvement allowances	43,590	32,429
Deferred rent receivable	41,947	43,891
Notes receivable, less current portion	11,927	11,624
Other	30,038	29,701
	$240,707	$226,569
Accrued liabilities:
Income tax liabilities	$58,155	$6,338
Payroll and related taxes	49,521	43,837
Legal accruals	40,877	59,165
Insurance	31,349	32,272
Sales and property taxes	30,508	30,947
Deferred rent income	19,397	18,525
Advertising	15,597	11,028
Deferred franchise fees and development fees	5,952	5,647
Other	50,822	46,173
	$302,178	$253,932
Other long-term liabilities:
Defined benefit pension plans	$48,375	$51,679
Deferred franchise and development fees	44,522	40,802
Other	50,226	42,213
	$143,123	$134,694

19.SUBSEQUENT EVENTS
On November 16, 2023, the Board of Directors declared a cash dividend of $0.44 per share, to be paid on December 28, 2023 to shareholders of record as of the close of business on December 14, 2023. Future dividends will be subject to approval by our Board of Directors.
On November 16, 2023, the Board of Directors authorized a share repurchase program for up to $250.0 million of the Company’s common stock. The size and timing of these repurchases will depend on pricing, market and economic conditions, legal and contractual requirements and other factors. The share repurchase program has no expiration date and may be modified, suspended or discontinued at any time.