Form 10-Q
period 2024-01-21
JACK IN THE BOX INC
filed 2024-02-21
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 21, 2024
or
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
Yes  ☐    No  ☑
As of the close of business February 15, 2024, 19,536,206 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	January 21, 2024	October 1, 2023
ASSETS
Current assets:
Cash	$53,975	$157,653
Restricted cash	28,559	28,254
Accounts and other receivables, net	63,251	99,678
Inventories	4,381	3,896
Prepaid expenses	8,982	16,911
Current assets held for sale	23,656	13,925
Other current assets	6,109	5,667
Total current assets	188,913	325,984
Property and equipment:
Property and equipment, at cost	1,261,323	1,258,589
Less accumulated depreciation and amortization	(845,375)	(846,559)
Property and equipment, net	415,948	412,030
Other assets:
Operating lease right-of-use assets	1,411,019	1,397,555
Intangible assets, net	11,251	11,330
Trademarks	283,500	283,500
Goodwill	329,583	329,986
Other assets, net	247,048	240,707
Total other assets	2,282,401	2,263,078
	$2,887,262	$3,001,092
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$29,941	$29,964
Current operating lease liabilities	159,045	142,518
Accounts payable	70,135	84,960
Accrued liabilities	167,788	302,178
Total current liabilities	426,909	559,620
Long-term liabilities:
Long-term debt, net of current maturities	1,718,813	1,724,933
Long-term operating lease liabilities, net of current portion	1,277,947	1,265,514
Deferred tax liabilities	27,878	26,229
Other long-term liabilities	143,872	143,123
Total long-term liabilities	3,168,510	3,159,799
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,752,989 and 82,645,814 issued, respectively	827	826
Capital in excess of par value	524,970	520,076
Retained earnings	1,967,555	1,937,598
Accumulated other comprehensive loss	(51,306)	(51,790)
Treasury stock, at cost, 63,218,724 and 62,910,964 shares, respectively	(3,150,203)	(3,125,037)
Total stockholders’ deficit	(708,157)	(718,327)
	$2,887,262	$3,001,092

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	January 21, 2024	January 22, 2023
Revenues:
Company restaurant sales	$224,040	$270,191
Franchise rental revenues	113,196	108,830
Franchise royalties and other	73,330	76,390
Franchise contributions for advertising and other services	76,932	71,685
	487,498	527,096
Operating costs and expenses, net:
Food and packaging	64,132	81,933
Payroll and employee benefits	73,054	88,641
Occupancy and other	42,053	51,371
Franchise occupancy expenses	72,624	67,224
Franchise support and other costs	5,194	1,877
Franchise advertising and other services expenses	80,234	74,570
Selling, general and administrative expenses	46,365	50,142
Depreciation and amortization	18,473	19,402
Pre-opening costs	465	331
Other operating expenses (income), net	5,170	(5,501)
Losses (gains) on the sale of company-operated restaurants	254	(3,825)
	408,018	426,165
Earnings from operations	79,480	100,931
Other pension and post-retirement expenses, net	2,106	2,144
Interest expense, net	24,486	26,148
Earnings before income taxes	52,888	72,639
Income taxes	14,205	19,385
Net earnings	$38,683	$53,254

Earnings per share:
Basic	$1.94	$2.55
Diluted	$1.93	$2.54

Cash dividends declared per common share	$0.44	$0.44

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 21, 2024	January 22, 2023
Net earnings	$38,683	$53,254
Other comprehensive income:
Actuarial losses and prior service costs reclassified to earnings	657	664
Tax effect	(173)	(175)
Other comprehensive income, net of taxes	484	489

Comprehensive income	$39,167	$53,743

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 21, 2024	January 22, 2023
Cash flows from operating activities:
Net earnings	$38,683	$53,254
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,473	19,402
Amortization of franchise tenant improvement allowances and incentives	1,418	1,215
Deferred finance cost amortization	1,493	1,616
Excess tax (benefits) deficiency from share-based compensation arrangements	(9)	143
Deferred income taxes	(719)	3,385
Share-based compensation expense	4,820	3,534
Pension and post-retirement expense	2,106	2,144
Gains on cash surrender value of company-owned life insurance	(6,161)	(6,631)
Losses (gains) on the sale of company-operated restaurants	254	(3,825)
Gains on acquisition of restaurants	(2,357)	—
Losses (gains) on the disposition of property and equipment, net	1,011	(10,009)
Impairment charges and other	28	483
Changes in assets and liabilities, excluding acquisitions:
Accounts and other receivables	40,139	37,813
Inventories	(484)	194
Prepaid expenses and other current assets	9,587	6,953
Operating lease right-of-use assets and lease liabilities	12,208	11,281
Accounts payable	(13,826)	(31,285)
Accrued liabilities	(125,861)	(24,677)
Pension and post-retirement contributions	(1,698)	(1,688)
Franchise tenant improvement allowance and incentive disbursements	(523)	(527)
Other	(1,257)	(303)
Cash flows (used in) provided by operating activities	(22,675)	62,472
Cash flows from investing activities:
Purchases of property and equipment	(38,829)	(24,028)
Proceeds from the sale of property and equipment	516	22,103
Proceeds from the sale of company-operated restaurants	1,739	17,609
Cash flows (used in) provided by investing activities	(36,574)	15,684
Cash flows from financing activities:
Principal repayments on debt	(7,481)	(7,557)
Dividends paid on common stock	(8,652)	(9,154)
Proceeds from issuance of common stock	1	—
Repurchases of common stock	(25,000)	(14,999)
Payroll tax payments for equity award issuances	(2,992)	(868)
Cash flows used in financing activities	(44,124)	(32,578)
Net (decrease) increase in cash and restricted cash	(103,373)	45,578
Cash and restricted cash at beginning of period	185,907	136,040
Cash and restricted cash at end of period	$82,534	$181,618

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 1, 2023	82,646	$826	$520,076	$1,937,598	$(51,790)	$(3,125,037)	$(718,327)
Shares issued under stock plans, including tax benefit	107	1	—	—	—	—	1
Share-based compensation	—	—	4,820	—	—	—	4,820
Dividends declared	—	—	74	(8,726)	—	—	(8,652)
Purchases of treasury stock	—	—	—	—	—	(25,166)	(25,166)
Net earnings	—	—	—	38,683	—	—	38,683
Other comprehensive income	—	—	—	—	484	—	484
Balance at January 21, 2024	82,753	$827	$524,970	$1,967,555	$(51,306)	$(3,150,203)	$(708,157)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 2, 2022	82,581	$826	$508,323	$1,842,947	$(53,982)	$(3,034,306)	$(736,192)
Shares issued under stock plans, including tax benefit	36	—	—	—	—	—	—
Share-based compensation	—	—	3,534	—	—	—	3,534
Dividends declared	—	—	67	(9,221)	—	—	(9,154)
Purchases of treasury stock	—	—	—	—	—	(14,999)	(14,999)
Net earnings	—	—	—	53,254	—	—	53,254
Other comprehensive income	—	—	—	—	489	—	489
Balance at January 22, 2023	82,617	$826	$511,924	$1,886,980	$(53,493)	$(3,049,305)	$(703,068)

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
As of January 21, 2024, there were 144 company-operated and 2,048 franchise-operated Jack in the Box restaurants and 179 company-operated and 413 franchise-operated Del Taco restaurants.
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
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2023 (“2023 Form 10-K”). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our 2023 Form 10-K.
In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for these interim periods have been included. Operating results for one interim period are not necessarily indicative of the results for any other interim period or for the full year.
Fiscal year — The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. In fiscal 2023, Del Taco operated on a fiscal year ending the Tuesday closest to September 30. Beginning fiscal 2024, Del Taco’s fiscal year shifted to align with Jack in the Box. As a result, Del Taco’s fiscal 2024 results include two fewer days. Fiscal years 2024 and 2023 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2024 and 2023 refer to the 16 weeks (“quarter”) and 16 weeks (year-to-date”) ended January 21, 2024 and January 22, 2023, respectively, unless otherwise indicated.
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
Advertising costs — The Company administers marketing funds at each of its restaurant brands that include contractual contributions. In 2024 and 2023, marketing fund contributions from Jack in the Box franchise and company-operated restaurants were approximately 5.0% of sales, and marketing fund contributions from Del Taco franchise and company-operated restaurants were approximately 4.0% of sales. Year-to-date incremental contributions made by the Company for both brands were $0.2 million and less than $0.1 million in 2024 and 2023, respectively.
Total contributions made by the Company are included in “Selling, general, and administrative expenses” in the accompanying condensed consolidated statements of earnings and for the quarter totaled $10.4 million and $12.2 million in 2024 and 2023, respectively.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the activity in the allowance for doubtful accounts (in thousands):

	Sixteen Weeks Ended
	January 21, 2024	January 22, 2023
Balance as of beginning of period	$(4,146)	$(5,975)
(Provision) reversal for expected credit losses	(21)	1,445
Balance as of end of period	$(4,167)	$(4,530)
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
The Company tests goodwill and indefinite-lived intangible assets for impairment annually, or more frequently if events and circumstances warrant. The Company performs this testing during the third quarter of each year.
Our impairment analyses first includes a qualitative assessment to determine whether events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Significant factors considered in this assessment include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, the competitive environment, share price fluctuations, overall financial performance, and results of past impairment tests. If the qualitative factors indicate that it is more likely than not that the fair value is less than the carrying value, we perform a quantitative impairment test.
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
Disaggregation of revenue — The following table disaggregates revenue by segment and primary source for the quarter ended January 21, 2024 (in thousands):

	Jack in the Box	Del Taco	Total
Company restaurant sales	$132,057	$91,983	$224,040
Franchise rental revenues	105,578	7,618	113,196
Franchise royalties	61,323	9,454	70,777
Marketing fees	61,220	7,731	68,951
Technology and sourcing fees	6,142	1,839	7,981
Franchise fees and other services	2,020	533	2,553
Total revenue	$368,340	$119,158	$487,498

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table disaggregates revenue by segment and primary source for the quarter ended January 22, 2023 (in thousands):

	Jack in the Box	Del Taco	Total
Company restaurant sales	$126,142	$144,049	$270,191
Franchise rental revenues	106,096	2,734	108,830
Franchise royalties	67,569	6,934	74,503
Marketing fees	60,344	5,654	65,998
Technology and sourcing fees	4,969	718	5,687
Franchise fees and other services	1,797	90	1,887
Total revenue	$366,917	$160,179	$527,096
In October 2022, a Jack in the Box franchise operator paid the Company $7.3 million in order to sell his restaurants to a new franchisee at the current standard royalty rate, which is lower than the royalty rate in the existing franchise agreements. The payment represented the difference between the existing royalty rate and the new royalty rate based on projected future sales for the remaining term of the existing agreements. The payment was non-refundable and not subject to any adjustments based on actual future sales. The Company determined the transaction represented the termination of the existing agreement rather than the transfer of an agreement between franchisees. As such, the $7.3 million was recognized in franchise royalty revenue during the first quarter of 2023.
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
A summary of significant changes in contract liabilities is presented below (in thousands):

	Sixteen Weeks Ended
	January 21, 2024	January 22, 2023
Deferred franchise and development fees at beginning of period	$50,474	$46,449
Revenue recognized	(1,988)	(1,639)
Additions	1,597	2,240
Deferred franchise and development fees at end of period	$50,083	$47,050
As of January 21, 2024, approximately $8.0 million of development fees related to unopened restaurants are included in deferred revenue. Timing of revenue recognition for development fees related to unopened restaurants is dependent upon the timing of restaurant openings and are recognized over the franchise term at the date of opening.
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied as of January 21, 2024 (in thousands):

Remainder of 2024	$3,626
2025	5,052
2026	4,721
2027	4,377
2028	3,748
Thereafter	20,570
$42,094
The Company has applied the optional exemption, as provided for under ASC Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.SUMMARY OF REFRANCHISINGS AND ASSETS HELD FOR SALE
Refranchisings — The following table summarizes the number of restaurants sold to franchisees and the loss or gain recognized (dollars in thousands):

	Sixteen Weeks Ended
	January 21, 2024	January 22, 2023
Restaurants sold to Jack in the Box franchisees	—	5
Restaurants sold to Del Taco franchisees	—	16

Proceeds from the sale of company-operated restaurants (1)	$1,739	$17,609
Net assets sold (primarily property and equipment)	—	(4,093)
Goodwill related to the sale of company-operated restaurants	—	(7,310)
Franchise fees	—	(577)
Sublease liabilities, net	—	(1,197)
Lease termination	—	(393)
Other (2)	(1,993)	(214)
(Loss) gain on the sale of company-operated restaurants	$(254)	$3,825
____________________________
(1)Amount in 2024 relates to additional proceeds received in connection with the extension of franchise agreements and the resolution of certain contingencies related to the sale of restaurants in the prior years.
(2)Amount in 2024 includes a $2.2 million impairment of assets held for sale related to a Del Taco refranchising transaction that is expected to close in the second quarter of 2024. Amount in 2023 includes $0.2 million related to prior year refranchising transactions.
Assets held for sale — Assets classified as held for sale on our condensed consolidated balance sheets as of January 21, 2024 and October 1, 2023 have carrying amounts of $23.7 million and $13.9 million, respectively. These amounts relate to i) company-owned restaurants to be refranchised, ii) operating restaurant properties which we intend to sell to franchisees and/or sell and leaseback with a third party, and iii) closed restaurant properties which we are marketing for sale.

4.FRANCHISE ACQUISITIONS
Franchise acquisitions — During the first quarter of 2024, the Company acquired 9 Del Taco franchise restaurants for $86 thousand as part of two separate transactions, and recognized related gains of $2.4 million. This amount is recorded in “Other operating expenses (income), net” in the accompanying condensed consolidated statements of earnings. For further information, see Note 8, Other operating expenses (income), net, below in the notes to the condensed consolidated financial statement. The following table summarizes the number of restaurants acquired from franchisees and the gains recognized (dollars in thousands):

Sixteen Weeks Ended
January 21, 2024
Restaurants acquired from Jack in the Box franchisees	—
Restaurants acquired from Del Taco franchisees	9

Purchase price (1)	$(86)
Closing and acquisition costs	(43)
Property and equipment	3,612
Intangible assets	167
Operating lease right-of-use assets	3,211
Operating lease liabilities	(4,505)
Gain on the acquisition of franchise-operated restaurants	$2,357
____________________________
(1)Comprised of outstanding receivables from franchisee forgiven upon acquisition.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the first quarter of 2023, the Company did not acquire any Jack in the Box or Del Taco franchise restaurants.
We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3).

5.GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill during the quarter ended January 21, 2024 was as follows (in thousands):

	Jack in the Box	Del Taco	Total
Balance at October 1, 2023	$136,027	$193,959	$329,986
Reclassified to assets held for sale	—	(403)	(403)
Balance at January 21, 2024	$136,027	$193,556	$329,583
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows (in thousands):

	January 21, 2024			October 1, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived intangible assets:
Sublease assets	$2,671	$(455)	$2,216	$2,671	$(381)	$2,290
Franchise contracts	9,700	(1,016)	8,684	9,700	(850)	8,850
Reacquired franchise rights	464	(113)	351	297	(107)	190
	$12,835	$(1,584)	$11,251	$12,668	$(1,338)	$11,330
Indefinite-lived intangible assets:
Del Taco trademark	$283,500	$—	$283,500	$283,500	$—	$283,500
	$283,500	$—	$283,500	$283,500	$—	$283,500
The following table summarizes, as of January 21, 2024, the estimated amortization expense for each of the next five fiscal years and thereafter (in thousands):

Remainder of 2024	$569
2025	816
2026	814
2027	827
2028	772
Thereafter	7,453
$11,251

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents rental income (in thousands):

	Sixteen Weeks Ended
	January 21, 2024	January 22, 2023
Operating lease income - franchise	$78,249	$73,520
Variable lease income - franchise	34,598	35,235
Amortization of sublease assets and liabilities, net	349	75
Franchise rental revenues	$113,196	$108,830

Operating lease income - closed restaurants and other (1)	$2,312	$2,240
____________________________
(1)Primarily relates to closed restaurant properties included in “Other operating expenses (income), net” in our condensed consolidated statements of earnings.

7.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (2) (Level 1)	Significant Other Observable Inputs (2) (Level 2)	Significant Unobservable Inputs (2) (Level 3)
Fair value measurements as of January 21, 2024:
Non-qualified deferred compensation plan (1)	$17,798	$17,798	$—	$—
Total liabilities at fair value	$17,798	$17,798	$—	$—
Fair value measurements as of October 1, 2023:
Non-qualified deferred compensation plan (1)	$15,051	$15,051	$—	$—
Total liabilities at fair value	$15,051	$15,051	$—	$—
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
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of January 21, 2024 and October 1, 2023 (in thousands):

	January 21, 2024		October 1, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Series 2019 Class A-2 Notes	$705,063	$663,488	$706,875	$640,046
Series 2022 Class A-2 Notes	$1,061,500	$942,028	$1,067,000	$903,056
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
In connection with our impairment reviews performed during 2024, the Company impaired certain Del Taco assets held for sale. For further information, see Note 3, Summary of Refranchisings and Assets Held For Sale, in the notes to the condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.OTHER OPERATING EXPENSES (INCOME), NET
Other operating expenses (income), net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 21, 2024	January 22, 2023
Acquisition, integration, and strategic initiatives (1)	$5,621	$1,651
Costs of closed restaurants and other (2)	858	2,589
Accelerated depreciation	37	268
Gains on acquisition of restaurants (3)	(2,357)	—
Losses (gains) on disposition of property and equipment, net (4)	1,011	(10,009)
	$5,170	$(5,501)
____________________________
(1)Acquisition, integration, and strategic initiatives are related to the acquisition and integration of Del Taco, as well as strategic consulting fees.
(2)Costs of closed restaurants and other generally includes ongoing costs associated with closed restaurants, cancelled project costs, and impairment charges as a result of our decision to close restaurants.
(3)Relates to the gains on acquisition of 9 Del Taco restaurants.
(4)In 2024, loss on disposition of property and equipment primarily related to the lease termination and early closures of Del Taco restaurants. In 2023, gains on disposition of property and equipment primarily related to the sale of Jack in the Box restaurant properties to franchisees who were leasing the properties from us prior to the sale.

9.SEGMENT REPORTING
The Company’s principal business consists of developing, operating and franchising our Jack in the Box and Del Taco restaurant brands, each of which is considered a reportable operating segment. In 2024, our chief operating decision maker revised the method by which they determine performance and strategy for our segments. This change was made to reflect a shared-services model whereby each brand’s results of operations are assessed separately and do not include costs related to certain corporate functions which support both brands. This segment reporting structure reflects the Company’s current management structure, internal reporting method and financial information used in deciding how to allocate Company resources. Based upon certain quantitative thresholds, each operating segment is considered a reportable segment. This change to our segment reporting did not change our reporting units for goodwill.
The Company measures and evaluates our segments based on segment revenues and segment profit. The reportable segments do not include an allocation of the costs related to shared service functions, such as accounting/finance, human resources, audit services, legal, tax and treasury; nor do they include certain unallocated costs such share-based compensation. These costs are reflected in the caption “Shared services and unallocated costs.”
Our measure of segment profit excludes depreciation and amortization, share-based compensation, company-owned life insurance (“COLI”) gains, net of changes in our non-qualified deferred compensation obligation supported by these policies, acquisition, integration, and strategic initiatives, losses (gains) on the sale of company-operated restaurants, gains on acquisition of restaurants, and amortization of favorable and unfavorable leases and subleases, net.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides information related to our operating segments in each period (in thousands):

	Sixteen Weeks Ended
	January 21, 2024	January 22, 2023
Revenues by segment:
Jack in the Box restaurant operations	$368,340	$366,917
Del Taco restaurant operations	119,158	160,179
Consolidated revenues	$487,498	$527,096
Segment profit reconciliation:
Jack in the Box segment profit	$116,043	$128,780
Del Taco segment profit	10,741	16,236
Shared services and unallocated costs	(25,203)	(28,506)
Depreciation and amortization	18,473	19,402
Acquisition, integration, and strategic initiatives	5,621	1,651
Share-based compensation	4,820	3,534
Net COLI gains	(4,834)	(5,724)
Losses (gains) on the sale of company-operated restaurants	254	(3,825)
Gains on acquisition of restaurants	(2,357)	—
Amortization of favorable and unfavorable leases and subleases, net	124	541
Earnings from operations	$79,480	$100,931
The Company does not evaluate, manage or measure performance of segments using asset, pension or post-retirement expense, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.

10.INCOME TAXES
The income tax provisions reflect a year-to-date effective tax rate of 26.9% in 2024, as compared to 26.7% in fiscal year 2023. The major component of the year-over-year increase in tax rates was an increase in the impact of non-deductible officers’ compensation.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net periodic benefit cost (credit) — The components of net periodic benefit cost (credit) in each period were as follows (in thousands):

	Sixteen Weeks Ended
	January 21, 2024	January 22, 2023
Defined benefit pension plans:
Interest cost	$5,839	$5,913
Expected return on plan assets	(4,609)	(4,648)
Actuarial losses (1)	933	944
Amortization of unrecognized prior service costs (1)	5	6
Net periodic benefit cost	$2,168	$2,215
Post-retirement healthcare plans:
Interest cost	$219	$215
Actuarial gains (1)	(281)	(286)
Net periodic benefit credit	$(62)	$(71)
____________________________
(1)Amounts were reclassified from accumulated other comprehensive income into net earnings as a component of “Other pension and post-retirement expenses, net.”
Future cash flows — The Company’s policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for the Qualified Plan. Details regarding 2024 contributions are as follows (in thousands):

	SERP	Post-Retirement Healthcare Plans
Net year-to-date contributions	$1,310	$388
Remaining estimated net contributions during fiscal 2024	$3,828	$717
The Company continues to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. The Company does not anticipate making any contributions to our Qualified Plan in fiscal 2024.

12.STOCKHOLDERS EQUITY AND REPURCHASES OF COMMON STOCK
Repurchases of common stock — The Company repurchased 0.3 million shares of its common stock in the first quarter of fiscal 2024 for an aggregate cost of $25.2 million, including applicable excise tax. As of January 21, 2024, there was $225.0 million remaining under share repurchase programs authorized by the Board of Directors which do not expire.
Dividends — During the first quarter of fiscal 2024, the Board of Directors declared a cash dividend of $0.44 per common share totaling $8.7 million. Future dividends are subject to approval by our Board of Directors.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.WEIGHTED AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Sixteen Weeks Ended
	January 21, 2024	January 22, 2023
Weighted-average shares outstanding – basic	19,893	20,921
Effect of potentially dilutive securities:
Nonvested stock awards and units	145	79
Performance share awards	13	—
Weighted-average shares outstanding – diluted	20,051	21,000
Excluded from diluted weighted-average shares outstanding:
Antidilutive	24	23
Performance conditions not satisfied at the end of the period	136	112

14.COMMITMENTS AND CONTINGENCIES
Legal matters — The Company assesses contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of January 21, 2024, the Company had accruals of $15.4 million for all of its legal matters in aggregate, presented within “Accrued liabilities” on our consolidated balance sheet. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure and the ultimate amount of loss may differ materially from these estimates in the near term.
Gessele v. Jack in the Box Inc. — In August 2010, five former Jack in the Box employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that Jack in the Box failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. The parties participated in a voluntary mediation on March 16, 2020, but the matter did not settle. On October 24, 2022, a jury awarded plaintiffs approximately $6.4 million in damages and penalties. The Company continues to dispute liability and the damage award and will defend against both through post-trial motions and all other available appellate remedies. As of January 21, 2024, the Company has accrued the verdict amount above, as well as estimated pre-judgment and post-judgment interest and an estimated fee award, for an additional $8.6 million. These amounts are included within “Accrued liabilities” on our condensed consolidated balance sheet. The Company will continue to accrue for post-judgment interest until the matter is resolved.
Torrez — In March 2014, a former Del Taco employee filed a purported Private Attorneys General Act claim and class action alleging various causes of action under California’s labor, wage, and hour laws. The plaintiff generally alleges Del Taco did not appropriately provide meal and rest breaks and failed to pay wages and reimburse business expenses to its California non-exempt employees. On November 12, 2021, the court granted, in part, the plaintiff's motion for class certification. The parties participated in voluntary mediation on May 24, 2022 and June 3, 2022. On June 4, 2022, we entered into a Settlement Memorandum of Understanding which obligated the Company to pay a gross settlement amount of $50.0 million, for which in exchange we will be released from all claims by the parties. On August 8, 2023, the court issued its final approval of the settlement and on August 9, 2023 final judgement was entered. The Company made its first payment of half of the settlement amount on August 28, 2023. Payment of the second half was made on November 27, 2023. As of January 21, 2024, the Company does not have any further amounts accrued on our condensed consolidated balance sheet for this matter.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
J&D Restaurant Group — On April 17, 2019, the trustee for a bankrupt former franchisee filed a complaint generally alleging the Company wrongfully terminated the franchise agreements and unreasonably denied two perspective purchasers the former franchisee presented. The parties participated in a mediation in April 2021, and again in December 2022, but the matter did not settle. Trial commenced on January 9, 2023. On February 8, 2023, the jury returned a verdict finding the Company had not breached any contracts in terminating the franchise agreements or denying the proposed buyers. However, while the jury also found the Company had not violated the California Unfair Practices Act, it found for the plaintiff on the claim for breach of implied covenant of good faith and fair dealing, and awarded $8.0 million in damages. On May 9, 2023, the court granted the Company’s post-trial motion, overturning the jury verdict and ordering the plaintiff take nothing on its claims. As a result, the Company reversed the prior $8.0 million accrual, and as of January 21, 2024, the Company has no amounts accrued for this case on its condensed consolidated balance sheet. The Plaintiff has appealed the trial court’s post-trial rulings.
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
Lease guarantees — We remain contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of January 21, 2024, the maximum potential liability of future undiscounted payments under these leases is approximately $21.8 million. The lease terms extend for a maximum of approximately 14 more years and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.

15.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Sixteen Weeks Ended
	January 21, 2024	January 22, 2023
Non-cash investing and financing transactions:
Decrease in obligations for purchases of property and equipment	$6,053	$4,147
Increase in dividends accrued or converted to common stock equivalents	$74	$68
Right-of use assets obtained in exchange for operating lease obligations	$70,583	$54,246

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16.SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	January 21, 2024	October 1, 2023
Accounts and other receivables, net:
Trade	$56,099	$93,660
Notes receivable, current portion	2,262	2,262
Income tax receivable	755	949
Other	8,302	6,953
Allowance for doubtful accounts	(4,167)	(4,146)
	$63,251	$99,678
Property and equipment, net
Land	$94,151	$92,007
Buildings	971,656	968,221
Restaurant and other equipment	162,496	166,714
Construction in progress	33,020	31,647
	1,261,323	1,258,589
Less accumulated depreciation and amortization	(845,375)	(846,559)
	$415,948	$412,030
Other assets, net:
Company-owned life insurance policies	$119,366	$113,205
Deferred rent receivable	41,538	41,947
Franchise tenant improvement allowance	44,381	43,590
Notes receivable, less current portion	11,406	11,927
Other	30,357	30,038
	$247,048	$240,707
Accrued liabilities:
Legal accruals	$15,350	$40,877
Income tax liabilities	796	58,155
Payroll and related taxes	32,962	49,521
Insurance	30,854	31,349
Sales and property taxes	25,936	30,508
Deferred rent income	5,500	19,397
Advertising	5,160	15,597
Deferred franchise and development fees	5,998	5,952
Other	45,232	50,822
	$167,788	$302,178
Other long-term liabilities:
Defined benefit pension plans	$48,045	$48,375
Deferred franchise and development fees	44,082	44,522
Other	51,745	50,226
	$143,872	$143,123

17.SUBSEQUENT EVENTS
Refranchising — Subsequent to the end of the first quarter of 2024, the Company signed an agreement to refranchise 13 restaurants in Atlanta.
Dividends — On February 16, 2024, the Board of Directors declared a cash dividend of $0.44 per common share, to be paid on March 27, 2024, to shareholders of record as of the close of business on March 15, 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. In fiscal 2023, Del Taco operated on a fiscal year ending the Tuesday closest to September 30. Beginning fiscal 2024, Del Taco’s fiscal year shifted to align with Jack in the Box. As a result, Del Taco’s fiscal 2024 results include two fewer days. Fiscal years 2024 and 2023 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2024 and 2023 refer to the 16 weeks (“quarter”) and 16 weeks (“year-to-date”) ended January 21, 2024 and January 22, 2023, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during 2024 and 2023, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended October 1, 2023.
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
Same-store sales, systemwide sales, franchised restaurant sales, and AUVs are not measurements determined in accordance with GAAP and should not be considered in isolation, or as an alternative to earnings from operations, or other similarly titled measures of other companies.
OVERVIEW
Our Business
Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® and Del Taco® quick-service restaurants. As of January 21, 2024, we operated and franchised 2,192 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including two in Guam, and 592 Del Taco quick-service restaurants across 16 states.
We derive revenue from retail sales at company-operated restaurants and rental revenue, royalties (based upon a percent of sales), franchise fees and contributions for advertising and other services from franchisees.

RESULTS OF OPERATIONS
The following tables summarize changes in same-store sales for Jack in the Box and Del Taco company-operated, franchised, and system restaurants:

	Sixteen Weeks Ended
Jack in the Box:	January 21, 2024	January 22, 2023
Company	2.0%	12.6%
Franchise	0.7%	7.4%
System	0.8%	7.8%

	Sixteen Weeks Ended
Del Taco:	January 21, 2024	January 22, 2023
Company	1.8%	3.1%
Franchise	2.4%	2.8%
System	2.2%	3.0%

The following tables summarize year-to-date changes in the number and mix of company and franchise restaurants for our two brands:

	2024			2023
Jack in the Box:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	142	2,044	2,186	146	2,035	2,181
New	2	5	7	—	6	6
Refranchised	—	—	—	(5)	5	—
Closed	—	(1)	(1)	(1)	—	(1)
End of period	144	2,048	2,192	140	2,046	2,186
% of system	7%	93%	100%	6%	94%	100%

	2024			2023
Del Taco:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	171	421	592	290	301	591
New	—	3	3	—	2	2
Acquired from franchisees	9	(9)	—	—	—	—
Refranchised	—	—	—	(16)	16	—
Closed	(1)	(2)	(3)	(1)	—	(1)
End of period	179	413	592	273	319	592
% of system	30%	70%	100%	46%	54%	100%

The following tables summarize restaurant sales for company-operated, franchised, and systemwide sales for our two brands (in thousands):

	Sixteen Weeks Ended
Jack in the Box:	January 21, 2024	January 22, 2023
Company-operated restaurant sales	$132,057	$126,142
Franchised restaurant sales (1)	1,226,750	1,208,983
Systemwide sales (1)	$1,358,807	$1,335,125

	Sixteen Weeks Ended
Del Taco:	January 21, 2024	January 22, 2023
Company-operated restaurant sales	$91,983	$144,049
Franchised restaurant sales (1)	198,476	146,098
Systemwide sales (1)	$290,459	$290,147
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

Jack in the Box Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Sixteen Weeks Ended
	January 21, 2024		January 22, 2023
Company restaurant sales	$132,057		$126,142
Company restaurant costs:
Food and packaging	$39,261	29.7%	$41,326	32.8%
Payroll and employee benefits	$40,689	30.8%	$39,438	31.3%
Occupancy and other	$21,659	16.4%	$20,377	16.2%
Company restaurant sales increased $5.9 million, or 4.7%, compared to the prior year, primarily due to an increase average check as well as an increase in the average number of company-operated restaurants, partially offset by a decline traffic. The following table presents the approximate impact of these items on company restaurant sales (in millions):

Sixteen Weeks Ended
AUV increase	$3.8
Increase in the average number of restaurants	2.1
Total change in company restaurant sales	$5.9
Same-store sales at company-operated restaurants increased 2.0% compared to a year ago. The following table summarizes the change versus a year ago:

Sixteen Weeks Ended
January 21, 2024
Average check (1)	3.7%
Transactions	(1.7)%
Change in same-store sales	2.0%
____________________________
(1)Includes price increases of approximately 7.1% in the quarter.

Food and packaging costs as a percentage of company restaurant sales decreased 3.1% compared to the prior year primarily due to commodity deflation and menu price increases, partially offset by unfavorable menu item mix.
Commodity costs deflation was 2.9% in the first quarter of 2024 with the greatest impact in produce, beef and oil.
Payroll and employee benefit costs as a percentage of company restaurant sales decreased 0.5% compared to the prior year primarily due to sales leverage, partially offset by wage inflation and higher group insurance costs. Labor inflation in the quarter was approximately 2.8%.
Occupancy and other costs, as a percentage of company restaurant sales, increased 0.2% compared to the prior year primarily due to higher other operating costs including security, credit card fees, rent and delivery fees, partially offset by sales leverage in the current year.
Jack in the Box Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Sixteen Weeks Ended
	January 21, 2024	January 22, 2023
Franchise rental revenues	$105,578	$106,096

Royalties	61,323	67,569
Franchise fees and other	2,020	1,797
Franchise royalties and other	63,343	69,366
Franchise contributions for advertising and other services	67,362	65,313
Total franchise revenues	$236,283	$240,775

Franchise occupancy expenses	$65,188	$64,555
Franchise support and other costs	3,747	1,416
Franchise advertising and other services expenses	69,893	67,958
Total franchise costs	$138,828	$133,929
Franchise costs as a percentage of total franchise revenues	58.8%	55.6%

Average number of franchise restaurants	2,037	2,033
% increase	0.2%
Franchised restaurant sales	$1,226,750	$1,208,983
Franchised restaurant AUVs	$602	$595
Royalties as a percentage of total franchised restaurant sales (1)	5.0%	5.6%
____________________________
(1)Excluding the impact of the $7.3 million termination fee in the first quarter of 2023 royalties as a percentage of total franchised restaurant sales would be 5.0%.
Franchise rental revenues decreased $0.5 million, or 0.5%, compared to the prior year primarily due to lower property tax revenue of $0.3 million and higher tenant improvement amortization of $0.3 million.
Franchise royalties and other decreased $6.0 million, or 8.7%, compared to the prior year primarily due to a $7.3 million termination fee paid by a franchise operator who sold his restaurants to a new franchisee in the prior year, partially offset by an increase in franchise early termination fees in the current year. Refer to Note 2, Revenue, in the notes to the condensed consolidated financial statements for additional information related to the $7.3 million termination fee.
Franchise contributions for advertising and other services revenues increased $2.0 million, or 3.1%, compared to the prior year primarily due to higher marketing contribution driven by higher franchise restaurant sales, as well as an increase in technology support revenue and digital fee revenue in the current year.
Franchise occupancy expenses, primarily rent, increased $0.6 million, or 1.0%, compared to the prior year primarily due to an increase in operating lease costs in the current year.

Franchise support and other costs increased $2.3 million compared to the prior year primarily due to the rollover of a bad debt reversal in the prior year and higher costs for brand standard audits in the current year.
Franchise advertising and other service expenses increased $1.9 million, or 2.8%, compared to the prior year primarily driven by higher franchise sales driving higher marketing, as well as higher digital processing fees in the current year.

Del Taco Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Sixteen Weeks Ended
	January 21, 2024		January 22, 2023
Company restaurant sales	$91,983		$144,049
Company restaurant costs:
Food and packaging	$24,872	27.0%	$40,608	28.2%
Payroll and employee benefits	$32,366	35.2%	$49,203	34.2%
Occupancy and other	$20,394	22.2%	$30,993	21.5%
Company restaurant sales decreased $52.1 million, or 36.1%, compared to the prior year, primarily due to the refranchising of 95 company operated restaurants since the first quarter of 2023. The following table presents the approximate impact of certain items on company restaurant sales (in millions):

Sixteen Weeks Ended
January 21, 2024
AUV increase	$0.2
Change in the average number of restaurants	(52.3)
Total change in company restaurant sales	$(52.1)
Same-store sales at company-operated restaurants increased 1.8% compared to a year ago. The following table summarizes the change versus a year ago:

Sixteen Weeks Ended
January 21, 2024
Average check (1)	3.6%
Transactions	(1.8)%
Change in same-store sales	1.8%
________________________
(1)Includes price increases of approximately 6.3% compared to the prior year.
Food and packaging costs as a percentage of company restaurant sales decreased 1.2% compared to the prior year primarily due to menu price increases and commodity deflation.
Commodity costs deflation was 0.5% in the first quarter of 2024 with the greatest impact in produce, poultry, pork and cheese.
Payroll and employee benefit costs as a percentage of company restaurant sales increased 1.0% compared to the prior year primarily due to labor inflation, which was 3.2% in the first quarter of 2024.
Occupancy and other costs as a percentage of company restaurant sales increased 0.7% compared to the prior year primarily due to utility inflation and impact from a change in the mix of restaurants.

Del Taco Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Sixteen Weeks Ended
	January 21, 2024	January 22, 2023
Franchise rental revenues	$7,618	$2,734

Royalties	9,454	6,934
Franchise fees and other	533	90
Franchise royalties and other	9,987	7,024
Franchise contributions for advertising and other services	9,569	6,371
Total franchise revenues	$27,174	$16,129

Franchise occupancy expenses	$7,436	$2,668
Franchise support and other costs	1,446	462
Franchise advertising and other services expenses	10,341	6,612
Total franchise costs	$19,223	$9,742
Franchise costs as a percentage of total franchise revenues	70.7%	60.4%

Average number of franchise restaurants	417	310
% increase	34.5%
Franchised restaurant sales	$198,476	$146,098
Franchised restaurant AUVs	$476	$471
Royalties as a percentage of total franchised restaurant sales	4.8%	4.7%
Franchise rental revenues increased $4.9 million, or 178.6%, compared to the prior year primarily due to higher rental income resulting from new subleases related to the 95 restaurants refranchised since the first quarter of 2023.
Franchise royalties and other increased $3.0 million, or 42.2%, compared to the prior year primarily due to higher franchise restaurant sales resulting from the 95 restaurants refranchised refranchised since the first quarter of 2023.
Franchise contributions for advertising and other services revenues increased $3.2 million, or 50.2%, compared to the prior year primarily due to higher marketing contributions related to higher franchise restaurant sales resulting from the 95 restaurants refranchised since the first quarter of 2023.
Franchise occupancy expenses, primarily rent, increased $4.8 million, or 178.7%, compared to the prior year primarily due to higher rent related to franchise subleases for the 95 restaurants refranchised since the first quarter of 2023.
Franchise support and other costs increased $1.0 million, or 213.0%, compared to the prior year primarily due to higher franchise development support costs.
Franchise advertising and other service expenses increased $3.7 million, or 56.4%, compared to the prior year primarily due to higher franchise restaurant sales resulting from the 95 restaurants refranchised since the first quarter of 2023.

Company-Wide Results
Depreciation and Amortization
Depreciation and amortization decreased $0.9 million compared to the prior year primarily due to the refranchising of Del Taco restaurants in the prior year resulting in a decrease in depreciation of $1.2 million, partially offset by an increase in depreciation driven by an increase in technology assets in the current year.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the amounts for SG&A expenses in each period (in thousands):

	Sixteen Weeks Ended
	January 21, 2024	January 22, 2023
Advertising	$10,393	$12,153
Share-based compensation	4,820	3,534
Cash surrender value of COLI policies, net	(4,834)	(5,724)
Litigation matters	196	6,070
Other	35,790	34,109
	$46,365	$50,142
Advertising costs represent company contributions to our marketing funds and are generally determined as a percentage of company-operated restaurant sales. Advertising costs decreased $1.8 million compared to the prior year primarily due to a decrease in company-operated restaurant sales in the current year due to refranchising.
Share-based compensation increased $1.3 million compared to the prior year primarily due higher achievement levels for performance-based equity awards.
The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a slightly less favorable impact of $0.9 million versus the prior year.
Litigation matters decreased $5.9 million versus the prior year primarily due to the timing of litigation developments in the prior year. Refer to Note 14, Commitments and Contingencies, in the condensed consolidated financial statements for additional information related to the legal matters.
Other Operating Expenses (Income), Net
Other operating expenses (income), net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 21, 2024	January 22, 2023
Acquisition, integration, and strategic initiatives	$5,621	$1,651
Costs of closed restaurants and other	858	2,589
Accelerated depreciation	37	268
Gains on acquisition of restaurants	(2,357)	—
Losses (gains) on disposition of property and equipment, net	1,011	(10,009)
	$5,170	$(5,501)
Other operating expenses (income), net increased $10.7 million compared to the prior year primarily due to the $9.5 million of gains recognized in the prior year from the sale of Jack in the Box restaurant properties to franchisees who were leasing the properties from us prior to the sale, partially offset by $3.7 million of additional consulting fees for strategic initiatives in the current year, as well as the $2.4 million purchase gains related to the acquisition of 9 Del Taco restaurants in the current year.
Gains and Losses on the Sale of Company-Operated Restaurants
For the quarter-to-date period 2024, the net loss on the sale of company-operated restaurants of $0.3 million relates to a $2.2 million impairment of assets held for sale related to a Del Taco refranchising transaction that is expected to close in the second quarter of 2024, partially offset by additional proceeds received in connection with the extension of franchise agreements from the sale of restaurants in prior years.
For the first quarter of 2023, the Company sold five Jack in the Box company-operated restaurants and 16 Del Taco company-operated restaurants to franchisees, for which the Company recognized a net gain on the sale of company-operated restaurants of $3.8 million.
Refer to Note 3, Summary of Refranchisings and Assets Held for Sale, of the notes to the condensed consolidated financial statements for additional information regarding these transactions.

Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 21, 2024	January 22, 2023
Interest expense	$25,363	$26,537
Interest income	(877)	(389)
Interest expense, net	$24,486	$26,148
Interest expense, net, decreased $1.7 million primarily due to lower average borrowings resulting in a decrease of $1.2 million in interest expense compared to the prior year. Additionally, there was an increase in interest income of $0.5 million in the current year due to higher investment balances compared to fiscal year 2023.
Income Tax Expense
The income tax provisions reflect a year-to-date effective tax rate of 26.9% in 2024, as compared to 26.7% in fiscal year 2023. The major component of the year-over-year increase in tax rates was an increase in the impact of non-deductible officers’ compensation.

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of short-term and long-term liquidity and capital resources are cash flows from operations and borrowings available under our credit facilities. Our cash requirements consist principally of working capital, general corporate needs, capital expenditures, income tax payments, debt service requirements, franchise tenant improvement allowance and incentive distributions, dividend payments, and obligations related to our benefit plans. We generally use available cash flows from operations to invest in our business, service our debt obligations, pay dividends and repurchase shares of our common stock.
As of January 21, 2024, the Company had $82.5 million of cash and restricted cash on its consolidated balance sheet and available borrowings of $175.5 million under our $150.0 million Variable Funding Notes and our $75.0 million revolving credit facility. The Company continually assesses the optimal sources and uses of cash for our business. We review our balance sheet for any undervalued assets and pursue opportunities for capital sources, including the sale of our owned Jack in the Box properties and refranchising, primarily for Del Taco in the near term.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility and revolving credit facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Sixteen Weeks Ended
	January 21, 2024	January 22, 2023
Total cash provided by (used in):
Operating activities	$(22,675)	$62,472
Investing activities	(36,574)	15,684
Financing activities	(44,124)	(32,578)
Net cash flows	$(103,373)	$45,578
Operating Activities. Operating cash flows decreased $85.1 million compared with a year ago. This is primarily due to an unfavorable change in working capital of $79.5 million, as well as lower net income, when adjusted for non-cash items, of $5.7 million. The change in working capital is primarily a result of the payment of $50.3 million of fiscal 2023 income tax payments deferred in connection with the Southern California winter storm disaster area declaration, the final payment of the Torrez litigation of $25.5 million, and an increase bonus payments of $15.3 million. These decreases in cash were partially offset by an increase in the advertising accruals of $17.5 million.

Investing Activities. Cash flows from investing activities decreased by $52.3 million compared with a year ago due to higher purchases of property and equipment of $14.8 million, lower proceeds in the current year from the sale of Jack in the Box restaurant properties to franchisees of $21.6 million, and lower proceeds from the sale of company-operated restaurants of $15.9 million.
Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Sixteen Weeks Ended
	January 21, 2024	January 22, 2023
Restaurants:
Remodel / refresh programs	$3,240	$3,473
Restaurant facility expenditures	12,269	9,046
Purchases of assets intended for sale	11,910	3,497
Purchase of land	2,144	—
Restaurant information technology	5,212	5,906
	34,775	21,922
Corporate Services:
Information technology	3,991	1,877
Corporate facilities	63	229
	4,054	2,106

Total capital expenditures	$38,829	$24,028
The increase in restaurant facility expenditures includes amounts spent on capital maintenance and other operational initiatives. The increase for the purchases of assets intended for sale and/or sale and leaseback includes amounts spent on exercising our right of first refusal to purchase land and building which we intend to sell and leaseback. The increase for corporate information technology includes spending in connection with our new enterprise resource planning system and digital workflow platform.
Sale of Company-Operated Restaurants — The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands).

	Sixteen Weeks Ended
	January 21, 2024	January 22, 2023
Number of Jack in the Box restaurants sold to franchisees	—	5
Number of Del Taco restaurants sold to franchisees	—	16
Total proceeds	$1,739	$17,609
For further information, see Note 3, Summary of Refranchisings and Assets Held for Sale, in the notes to the condensed consolidated financial statements.
Financing Activities. Cash flows from financing activities decreased by $11.5 million compared with a year ago. The change is primarily due to a $10.0 million increase in stock repurchases in the current year versus the prior year.
Repurchases of common stock — The Company repurchased 0.3 million shares of its common stock in fiscal 2024 for an aggregate cost of $25.2 million. As of January 21, 2024, there was $225.0 million remaining under share repurchase programs authorized by the Board of Directors which do not expire.
Dividends — Up through January 21, 2024, the Board of Directors declared a cash dividend of $0.44 per common share totaling $8.7 million.
On February 16, 2024, the Board of Directors declared a cash dividend of $0.44 per share, to be paid on March 27, 2024, to shareholders of record as of the close of business on March 15, 2024.

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
The Company also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. As of January 21, 2024, we did not have any outstanding borrowings and had available borrowing capacity of $100.5 million under our Variable Funding Notes, net of letters of credits issued of $49.5 million.
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
Restricted cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of January 21, 2024, the Company had restricted cash of $28.6 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-1 and A-2 Notes.
Covenants and restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of January 21, 2024, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
Revolving credit facility — In connection with the Del Taco acquisition, Del Taco’s existing debt related to a Syndicated Credit Facility dated August 5, 2015, was repaid and extinguished on the Closing Date. On the Closing Date, Del Taco entered into a new syndicated credit facility with an aggregate principal amount of up to $75.0 million, which matures on March 1, 2024. The revolving credit facility, as amended, includes a limit of $20.0 million for letters of credit, all of which were cancelled as of October 1, 2023. As of January 21, 2024, we had no outstanding borrowings and available borrowing capacity of $75.0 million under the facility.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those that we believe are most important for the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies and estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2023.

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
These and other factors are identified and described in more detail in our filings with the Securities and Exchange Commission, including, but not limited to: the “Discussion of Critical Accounting Estimates,” and other sections in this Form 10-Q and the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended October 1, 2023 (“Form 10-K”). These documents may be read free of charge on the SEC’s website at www.sec.gov. Potential investors are urged to consider these factors, more fully described in our Form 10-K, carefully in evaluating any forward-looking statements, and are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements are made only as of the date issued, and we do not undertake any obligation to update any forward-looking statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative market risks set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2023.

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended January 21, 2024, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended January 21, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 1.        LEGAL PROCEEDINGS
See Note 14, Commitments and Contingencies, of the notes to the condensed consolidated financial statements for a discussion of our contingencies and legal matters.

ITEM 1A.    RISK FACTORS
When evaluating our business and our prospects, you should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended October 1, 2023, which we filed with the SEC on November 21, 2023, as updated in this Item 1A. You should also consider the risks and uncertainties discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended October 1, 2023, including our financial statements and the related notes. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occur, our business and financial results could be harmed. In that case, the market price of our common stock could decline.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — In the first quarter of 2024, we repurchased 0.3 million shares of our common stock for an aggregate cost of $25.2 million, including the applicable excise tax. As of January 21, 2024, this leaves $225.0 million remaining under share repurchase programs authorized by the Board of Directors.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs (in thousands)
				$250,000
October 2, 2023 - October 29, 2023	—	$—	—	$250,000
October 30, 2023 - November 26, 2023	—	$—	—	$250,000
November 27, 2023 - December 24, 2023	307,760	$81.23	307,760	$225,000
December 25, 2023 - January 21, 2024	—	$—	—	$225,000
Total	307,760		307,760

ITEM 3.        DEFAULTS OF SENIOR SECURITIES
None.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
During the three months ended January 21, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term in defined in Item 408(a) of Regulation S-K.
On November 30, 2023, the Company adopted a Rule 10b5-1 trading arrangement to repurchase shares of the Company’s common stock up to an aggregate purchase price of $25.0 million. This Rule 10b5-1 trading arrangement subsequently terminated on January 19, 2024.

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
Brian Scott
Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: February 21, 2024