Form 10-Q
period 2024-04-14
JACK IN THE BOX INC
filed 2024-05-14
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 14, 2024
or
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
Yes  ☐    No  ☑
As of the close of business May 8, 2024, 19,390,075 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	April 14, 2024	October 1, 2023
ASSETS
Current assets:
Cash	$20,197	$157,653
Restricted cash	28,780	28,254
Accounts and other receivables, net	102,664	99,678
Inventories	4,067	3,896
Prepaid expenses	8,020	16,911
Current assets held for sale	24,970	13,925
Other current assets	5,609	5,667
Total current assets	194,307	325,984
Property and equipment:
Property and equipment, at cost	1,267,469	1,258,589
Less accumulated depreciation and amortization	(850,333)	(846,559)
Property and equipment, net	417,136	412,030
Other assets:
Operating lease right-of-use assets	1,414,559	1,397,555
Intangible assets, net	11,254	11,330
Trademarks	283,500	283,500
Goodwill	329,583	329,986
Other assets, net	248,636	240,707
Total other assets	2,287,532	2,263,078
	$2,898,975	$3,001,092
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$30,049	$29,964
Current operating lease liabilities	158,326	142,518
Accounts payable	82,336	84,960
Accrued liabilities	168,973	302,178
Total current liabilities	439,684	559,620
Long-term liabilities:
Long-term debt, net of current maturities	1,712,360	1,724,933
Long-term operating lease liabilities, net of current portion	1,279,443	1,265,514
Deferred tax liabilities	26,808	26,229
Other long-term liabilities	143,301	143,123
Total long-term liabilities	3,161,912	3,159,799
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,776,086 and 82,645,814 issued, respectively	828	826
Capital in excess of par value	528,887	520,076
Retained earnings	1,983,944	1,937,598
Accumulated other comprehensive loss	(50,944)	(51,790)
Treasury stock, at cost, 63,422,351 and 62,910,964 shares, respectively	(3,165,336)	(3,125,037)
Total stockholders’ deficit	(702,621)	(718,327)
	$2,898,975	$3,001,092

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	April 14, 2024	April 16, 2023	April 14, 2024	April 16, 2023
Revenues:
Company restaurant sales	$167,098	$202,604	$391,138	$472,795
Franchise rental revenues	85,826	83,520	199,022	192,350
Franchise royalties and other	55,084	53,982	128,414	130,372
Franchise contributions for advertising and other services	57,339	55,638	134,271	127,323
	365,347	395,744	852,845	922,840
Operating costs and expenses, net:
Food and packaging	45,914	59,310	110,046	141,243
Payroll and employee benefits	54,054	65,035	127,108	153,676
Occupancy and other	32,355	39,275	74,408	90,646
Franchise occupancy expenses	57,091	52,649	129,715	119,873
Franchise support and other costs	3,860	3,260	9,054	5,137
Franchise advertising and other services expenses	59,523	58,143	139,757	132,713
Selling, general and administrative expenses	37,520	39,405	83,885	89,547
Depreciation and amortization	13,906	14,598	32,379	34,000
Pre-opening costs	602	154	1,067	485
Other operating expenses (income), net	5,267	2,980	10,437	(2,521)
Losses (gains) on the sale of company-operated restaurants	1,065	(704)	1,319	(4,529)
	311,157	334,105	719,175	760,270
Earnings from operations	54,190	61,639	133,670	162,570
Other pension and post-retirement expenses, net	1,579	1,607	3,685	3,751
Interest expense, net	18,603	19,357	43,089	45,505
Earnings before income taxes	34,008	40,675	86,896	113,314
Income taxes	9,028	14,168	23,233	33,553
Net earnings	$24,980	$26,507	$63,663	$79,761

Earnings per share:
Basic	$1.27	$1.28	$3.22	$3.83
Diluted	$1.26	$1.27	$3.19	$3.81

Cash dividends declared per common share	$0.44	$0.44	$0.88	$0.88

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	April 14, 2024	April 16, 2023	April 14, 2024	April 16, 2023
Net earnings	$24,980	$26,507	$63,663	$79,761
Other comprehensive income:
Actuarial losses and prior service costs reclassified to earnings	493	495	1,150	1,159
Tax effect	(131)	(129)	(304)	(304)
Other comprehensive income, net of taxes	362	366	846	855

Comprehensive income	$25,342	$26,873	$64,509	$80,616

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	April 14, 2024	April 16, 2023
Cash flows from operating activities:
Net earnings	$63,663	$79,761
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	32,379	34,000
Amortization of franchise tenant improvement allowances and incentives	2,538	2,237
Deferred finance cost amortization	2,610	2,787
Excess tax (benefits) deficiency from share-based compensation arrangements	(49)	142
Deferred income taxes	(2,326)	1,496
Share-based compensation expense	8,661	5,932
Pension and post-retirement expense	3,685	3,751
Gains on cash surrender value of company-owned life insurance	(7,949)	(8,007)
Losses (gains) on the sale of company-operated restaurants	1,319	(4,529)
Gains on acquisition of restaurants	(2,357)	—
Losses (gains) on the disposition of property and equipment, net	1,148	(8,615)
Impairment charges and other	1,580	549
Changes in assets and liabilities, excluding acquisitions:
Accounts and other receivables	815	(1,456)
Inventories	(170)	(23)
Prepaid expenses and other current assets	9,299	6,344
Operating lease right-of-use assets and lease liabilities	9,392	8,561
Accounts payable	(396)	(15,994)
Accrued liabilities	(123,532)	(7,043)
Pension and post-retirement contributions	(3,288)	(3,234)
Franchise tenant improvement allowance and incentive disbursements	(1,460)	(2,052)
Other	(1,583)	(499)
Cash flows (used in) provided by operating activities	(6,021)	94,108
Cash flows from investing activities:
Purchases of property and equipment	(61,071)	(37,196)
Proceeds from the sale of property and equipment	1,500	23,371
Proceeds from the sale and leaseback of assets	1,728	3,673
Proceeds from the sale of company-operated restaurants	1,989	18,417
Other	—	1,465
Cash flows (used in) provided by investing activities	(55,854)	9,730
Cash flows from financing activities:
Repayments of borrowings on revolving credit facilities	—	(50,000)
Principal repayments on debt	(14,818)	(15,088)
Dividends paid on common stock	(17,167)	(18,218)
Proceeds from issuance of common stock	2	—
Repurchases of common stock	(40,000)	(32,621)
Payroll tax payments for equity award issuances	(3,072)	(1,115)
Cash flows used in financing activities	(75,055)	(117,042)
Net decrease in cash and restricted cash	(136,930)	(13,204)
Cash and restricted cash at beginning of period	185,907	136,040
Cash and restricted cash at end of period	$48,977	$122,836

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 1, 2023	82,646	$826	$520,076	$1,937,598	$(51,790)	$(3,125,037)	$(718,327)
Shares issued under stock plans, including tax benefit	107	1	—	—	—	—	1
Share-based compensation	—	—	4,820	—	—	—	4,820
Dividends declared	—	—	74	(8,726)	—	—	(8,652)
Purchases of treasury stock	—	—	—	—	—	(25,166)	(25,166)
Net earnings	—	—	—	38,683	—	—	38,683
Other comprehensive income	—	—	—	—	484	—	484
Balance at January 21, 2024	82,753	$827	$524,970	$1,967,555	$(51,306)	$(3,150,203)	$(708,157)
Shares issued under stock plans, including tax benefit	23	1	—	—	—	—	1
Share-based compensation	—	—	3,841	—	—	—	3,841
Dividends declared	—	—	76	(8,591)	—	—	(8,515)
Purchases of treasury stock	—	—	—	—	—	(15,133)	(15,133)
Net earnings	—	—	—	24,980	—	—	24,980
Other comprehensive income	—	—	—	—	362	—	362
Balance at April 14, 2024	82,776	$828	$528,887	$1,983,944	$(50,944)	$(3,165,336)	$(702,621)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 2, 2022	82,581	$826	$508,323	$1,842,947	$(53,982)	$(3,034,306)	$(736,192)
Shares issued under stock plans, including tax benefit	36	—	—	—	—	—	—
Share-based compensation	—	—	3,534	—	—	—	3,534
Dividends declared	—	—	67	(9,221)	—	—	(9,154)
Purchases of treasury stock	—	—	—	—	—	(14,999)	(14,999)
Net earnings	—	—	—	53,254	—	—	53,254
Other comprehensive income	—	—	—	—	489	—	489
Balance at January 22, 2023	82,617	$826	$511,924	$1,886,980	$(53,493)	$(3,049,305)	$(703,068)
Shares issued under stock plans, including tax benefit	12	—	—	—	—	—	—
Share-based compensation	—	—	2,398	—	—	—	2,398
Dividends declared	—	—	73	(9,139)	—	—	(9,066)
Purchases of treasury stock	—	—	—	—	—	(18,580)	(18,580)
Net earnings	—	—	—	26,507	—	—	26,507
Other comprehensive income	—	—	—	—	366	—	366
Balance at April 16, 2023	82,629	$826	$514,395	$1,904,348	$(53,127)	$(3,067,885)	$(701,443)

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
As of April 14, 2024, there were 144 company-operated and 2,051 franchise-operated Jack in the Box restaurants and 166 company-operated and 429 franchise-operated Del Taco restaurants.
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
Fiscal year — The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. In fiscal 2023, Del Taco operated on a fiscal year ending the Tuesday closest to September 30. Beginning fiscal 2024, Del Taco’s fiscal year shifted to align with Jack in the Box. As a result, Del Taco’s fiscal 2024 results include two fewer days. Fiscal years 2024 and 2023 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2024 and 2023 refer to the 12 weeks (“quarter”) and 28 weeks (“year-to-date”) ended April 14, 2024 and April 16, 2023, respectively, unless otherwise indicated.
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
Advertising costs — The Company administers marketing funds at each of its restaurant brands that include contractual contributions. In 2024 and 2023, marketing fund contributions from Jack in the Box franchise and company-operated restaurants were approximately 5.0% of sales, and marketing fund contributions from Del Taco franchise and company-operated restaurants were approximately 4.0% of sales. Year-to-date incremental contributions made by the Company for both brands were $0.2 million in 2024, and less than $0.1 million in 2023, respectively.
Total contributions made by the Company are included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of earnings and for the quarter and year-to-date totaled $7.8 million and $18.2 million, respectively, in 2024, and $9.2 million and $21.3 million, respectively in 2023.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the activity in the allowance for doubtful accounts (in thousands):

	Year-to-date
	April 14, 2024	April 16, 2023
Balance as of beginning of period	$(4,146)	$(5,975)
(Provision) reversal for expected credit losses	(233)	1,911
Write-offs charged against the allowance	6	—
Balance as of end of period	$(4,373)	$(4,064)
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
Recent accounting pronouncements — In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure,” which updates reportable segment disclosure requirements. The ASU primarily requires enhanced disclosures about significant segment expenses and information used to assess segment performance and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of adopting this pronouncement in our disclosures, and does not expect it to have a significant impact.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis with the option to apply the standard retrospectively. The Company does not expect this pronouncement to have a significant impact.

2.REVENUE
Nature of products and services — The Company derives revenue from retail sales at Jack in the Box and Del Taco company-operated restaurants and rental revenue, royalties, advertising, and franchise and other fees from franchise-operated restaurants.
Our franchise arrangements generally provide for an initial franchise fee per restaurant for a 20-year term, and generally require that franchisees pay royalty and marketing fees based upon a percentage of gross sales. The agreements also require franchisees to pay technology fees for both brands, as well as sourcing fees for Jack in the Box franchise agreements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregation of revenue — The following table disaggregates revenue by segment and primary source for the periods ended April 14, 2024 (in thousands):

	Quarter			Year-to-date
	Jack in the Box	Del Taco	Total	Jack in the Box	Del Taco	Total
Company restaurant sales	$98,927	$68,171	$167,098	$230,984	$160,154	$391,138
Franchise rental revenues	79,618	6,208	85,826	185,196	13,826	199,022
Franchise royalties	45,414	7,314	52,728	106,737	16,768	123,505
Marketing fees	45,423	6,028	51,451	106,643	13,759	120,402
Technology and sourcing fees	4,757	1,131	5,888	10,899	2,970	13,869
Franchise fees and other services	2,123	233	2,356	4,143	766	4,909
Total revenue	$276,262	$89,085	$365,347	$644,602	$208,243	$852,845
The following table disaggregates revenue by segment and primary source for the periods ended April 16, 2023 (in thousands):

	Quarter			Year-to-date
	Jack in the Box	Del Taco	Total	Jack in the Box	Del Taco	Total
Company restaurant sales	$95,489	$107,115	$202,604	$221,631	$251,164	$472,795
Franchise rental revenues	80,910	2,610	83,520	187,006	5,344	192,350
Franchise royalties (1)	46,401	5,657	52,058	113,970	12,591	126,561
Marketing fees	46,486	4,609	51,095	106,830	10,263	117,093
Technology and sourcing fees	3,875	668	4,543	8,844	1,386	10,230
Franchise fees and other services	1,671	253	1,924	3,468	343	3,811
Total revenue	$274,832	$120,912	$395,744	$641,749	$281,091	$922,840
____________________________
(1)    In October 2022, a Jack in the Box franchise operator paid the Company $7.3 million to sell his restaurants to a new franchisee at the current standard royalty rate, which is lower than the royalty rate in the existing franchise agreements. The payment represented the difference between the royalty rates based on projected future sales for the remaining term of the existing agreements. The payment was non-refundable and not subject to any adjustments based on actual future sales. The Company determined the transaction represented the termination of the existing agreement rather than the transfer of an agreement between franchisees. As such, the $7.3 million was recognized in franchise royalty revenue during the first quarter of 2023.
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
A summary of significant changes in contract liabilities is presented below (in thousands):

	Year-to-date
	April 14, 2024	April 16, 2023
Deferred franchise and development fees at beginning of period	$50,474	$46,449
Revenue recognized	(3,240)	(2,934)
Additions	3,162	3,332
Deferred franchise and development fees at end of period	$50,396	$46,847
As of April 14, 2024, approximately $8.6 million of development fees related to unopened restaurants are included in deferred revenue. Timing of revenue recognition for development fees related to unopened restaurants is dependent upon the timing of restaurant openings and are recognized over the franchise term at the date of opening.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied as of April 14, 2024 (in thousands):

Remainder of 2024	$2,431
2025	5,100
2026	4,770
2027	4,432
2028	3,811
Thereafter	21,283
$41,827
The Company has applied the optional exemption, as provided for under ASC Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

3.SUMMARY OF REFRANCHISINGS AND ASSETS HELD FOR SALE
Refranchisings — The following table summarizes the number of restaurants sold to franchisees and the loss or gain recognized (dollars in thousands):

	Quarter		Year-to-date
	April 14, 2024	April 16, 2023	April 14, 2024	April 16, 2023
Restaurants sold to Jack in the Box franchisees	—	—	—	5
Restaurants sold to Del Taco franchisees	13	—	13	16

Proceeds from the sale of company-operated restaurants (1)	$250	$808	$1,989	$18,417
Net assets sold (primarily property and equipment)	(608)	—	(608)	(4,093)
Goodwill related to the sale of company-operated restaurants	(105)	—	(105)	(7,310)
Franchise fees	(454)	—	(454)	(577)
Sublease liabilities, net	(140)	—	(140)	(1,197)
Lease termination	—	—	—	(393)
Other (2)	(8)	(104)	(2,001)	(318)
(Loss) gain on the sale of company-operated restaurants	$(1,065)	$704	$(1,319)	$4,529
____________________________
(1)Amounts in 2024 and 2023 include additional proceeds received in connection with the extension of franchise and lease agreements from the sale of restaurants in prior years.
(2)Year-to-date amount in 2024 includes a $2.2 million impairment of assets in the first quarter of 2024 related to a Del Taco refranchising transaction that closed in the second quarter of 2024.
Assets held for sale — Assets classified as held for sale on our condensed consolidated balance sheets as of April 14, 2024 and October 1, 2023 have carrying amounts of $25.0 million and $13.9 million, respectively. These amounts relate to i) company-owned restaurants to be refranchised, ii) operating restaurant properties which we intend to sell to franchisees and/or sell and leaseback with a third party, and iii) closed restaurant properties which we are marketing for sale.

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

Year-to-date
April 14, 2024
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
The Company did not acquire any Jack in the Box or Del Taco franchise restaurants in the second quarter of 2024, nor in the year-to-date periods ended April 16, 2023.
We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3).

5.GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill during year-to-date period ended April 14, 2024 was as follows (in thousands):

	Jack in the Box	Del Taco	Total
Balance at October 1, 2023	$136,027	$193,959	$329,986
Sale of Del Taco company-operated restaurants to franchisees	—	(105)	(105)
Reclassified to assets held for sale	—	(298)	(298)
Balance at April 14, 2024	$136,027	$193,556	$329,583
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows (in thousands):

	April 14, 2024			October 1, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived intangible assets:
Sublease assets	$2,671	$(511)	$2,160	$2,671	$(381)	$2,290
Franchise contracts	9,895	(1,140)	8,755	9,700	(850)	8,850
Reacquired franchise rights	464	(125)	339	297	(107)	190
	$13,030	$(1,776)	$11,254	$12,668	$(1,338)	$11,330
Indefinite-lived intangible assets:
Del Taco trademark	$283,500	$—	$283,500	$283,500	$—	$283,500
	$283,500	$—	$283,500	$283,500	$—	$283,500

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes, as of April 14, 2024, the estimated amortization expense for each of the next five fiscal years and thereafter (in thousands):

Remainder of 2024	$444
2025	861
2026	838
2027	842
2028	782
Thereafter	7,487
$11,254

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
The following table presents rental income for the periods presented (in thousands):

	Quarter		Year-to-date
	April 14, 2024	April 16, 2023	April 14, 2024	April 16, 2023
Operating lease income - franchise	$59,445	$55,713	$137,694	$129,233
Variable lease income - franchise	26,123	27,744	60,721	62,979
Amortization of sublease assets and liabilities, net	258	63	607	138
Franchise rental revenues	$85,826	$83,520	$199,022	$192,350

Operating lease income - closed restaurants and other (1)	$1,859	$1,785	$4,171	$4,025
____________________________
(1)Includes closed restaurant properties included in “Other operating expenses (income), net” in our condensed consolidated statements of earnings.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements as of April 14, 2024:
Non-qualified deferred compensation plan (1)	$17,088	$17,088	$—	$—
Total liabilities at fair value	$17,088	$17,088	$—	$—
Fair value measurements as of October 1, 2023:
Non-qualified deferred compensation plan (1)	$15,051	$15,051	$—	$—
Total liabilities at fair value	$15,051	$15,051	$—	$—
____________________________
(1)The Company maintains an unfunded defined contribution plan for key executives and other members of management. The fair value of this obligation is based on the closing market prices of the participants’ elected investments. The obligation is included in “Accrued liabilities” and “Other long-term liabilities” on our condensed consolidated balance sheets.

The Company did not have any transfers in or out of Level 1, 2 or 3 for its financial liabilities.
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of April 14, 2024 and October 1, 2023 (in thousands):

	April 14, 2024		October 1, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Series 2019 Class A-2 Notes	$703,250	$663,206	$706,875	$640,046
Series 2022 Class A-2 Notes	$1,056,000	$942,322	$1,067,000	$903,056
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
In connection with our impairment reviews performed during 2024, the Company impaired certain Del Taco assets. For further information, see Note 3, Summary of Refranchisings and Assets Held For Sale, in the notes to the condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.OTHER OPERATING EXPENSES (INCOME), NET
Other operating expenses (income), net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 14, 2024	April 16, 2023	April 14, 2024	April 16, 2023
Acquisition, integration, and strategic initiatives (1)	$4,268	$1,259	$9,889	$2,896
Costs of closed restaurants and other (2)	773	560	1,632	2,745
Accelerated depreciation	88	185	125	453
Gains on acquisition of restaurants (3)	—	—	(2,357)	—
Losses (gains) on disposition of property and equipment, net (4)	138	976	1,148	(8,615)
	$5,267	$2,980	$10,437	$(2,521)
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides information related to our operating segments in each period (in thousands):

	Quarter		Year-to-date
	April 14, 2024	April 16, 2023	April 14, 2024	April 16, 2023
Revenues by segment:
Jack in the Box restaurant operations	$276,262	$274,832	$644,602	$641,749
Del Taco restaurant operations	89,085	120,912	208,243	281,091
Consolidated revenues	$365,347	$395,744	$852,845	$922,840
Segment profit reconciliation:
Jack in the Box segment profit	$84,545	$84,648	$200,588	$213,428
Del Taco segment profit	9,646	12,271	20,387	28,507
Shared services and unallocated costs	(18,046)	(17,747)	$(43,249)	$(46,275)
Depreciation and amortization	13,906	14,598	32,379	34,000
Acquisition, integration, and strategic initiatives	4,268	1,259	9,889	2,896
Share-based compensation	3,841	2,398	8,661	5,932
Net COLI gains	(1,232)	(844)	(6,066)	(6,568)
Losses (gains) on the sale of company-operated restaurants	1,065	(704)	1,319	(4,529)
Gains on acquisition of restaurants	—	—	(2,357)	—
Amortization of favorable and unfavorable leases and subleases, net	107	826	231	1,359
Earnings from operations	$54,190	$61,639	$133,670	$162,570
The Company does not evaluate, manage or measure performance of segments using asset, pension or post-retirement expense, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.

10.INCOME TAXES
The income tax provisions reflect an effective tax rate of 26.5% in the second quarter of fiscal 2024, as compared to 34.8% in the second quarter of the prior year, as well as 26.7% for the year-to-date period in 2024, compared with 29.6% in the same period in 2023. The major component of the year-over-year decrease in tax rates was a decrease in the impact of estimated disposals of non-deductible goodwill attributable to refranchising transactions.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net periodic benefit cost (credit) — The components of net periodic benefit cost (credit) in each period were as follows (in thousands):

	Quarter		Year-to-date
	April 14, 2024	April 16, 2023	April 14, 2024	April 16, 2023
Defined benefit pension plans:
Interest cost	$4,380	$4,435	$10,219	$10,348
Expected return on plan assets	(3,458)	(3,485)	(8,067)	(8,133)
Actuarial losses (1)	701	707	1,634	1,651
Amortization of unrecognized prior service costs (1)	3	4	8	10
Net periodic benefit cost	$1,626	$1,661	$3,794	$3,876
Post-retirement healthcare plans:
Interest cost	$164	$162	$383	$377
Actuarial gains (1)	(211)	(216)	(492)	(502)
Net periodic benefit credit	$(47)	$(54)	$(109)	$(125)
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
Future cash flows — The Company’s policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for the Qualified Plan. Details regarding 2024 contributions are as follows (in thousands):

	SERP	Post-Retirement Healthcare Plans
Net year-to-date contributions	$2,620	$668
Remaining estimated net contributions during fiscal 2024	$2,518	$437
The Company continues to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. The Company does not anticipate making any contributions to our Qualified Plan in fiscal 2024.

12.STOCKHOLDERS EQUITY AND REPURCHASES OF COMMON STOCK
Repurchases of common stock — The Company repurchased 0.5 million shares of its common stock in the year-to-date period ended April 14, 2024 for an aggregate cost of $40.3 million, including applicable excise tax. As of April 14, 2024, there was $210.0 million remaining under share repurchase programs authorized by the Board of Directors which do not expire.
Dividends — Through April 14, 2024, the Board of Directors declared two cash dividends of $0.44 per common share totaling $17.3 million. Future dividends are subject to approval by our Board of Directors.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.WEIGHTED AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	April 14, 2024	April 16, 2023	April 14, 2024	April 16, 2023
Weighted-average shares outstanding – basic	19,653	20,744	19,790	20,845
Effect of potentially dilutive securities:
Nonvested stock awards and units	119	119	146	101
Performance share awards	13	—	13	—
Weighted-average shares outstanding – diluted	19,785	20,864	19,949	20,946
Excluded from diluted weighted-average shares outstanding:
Antidilutive	31	27	20	26
Performance conditions not satisfied at the end of the period	136	105	136	105

14.COMMITMENTS AND CONTINGENCIES
Legal matters — The Company assesses contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of April 14, 2024, the Company had accruals of $15.9 million for all of its legal matters in aggregate, presented within “Accrued liabilities” on our consolidated balance sheet. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure and the ultimate amount of loss may differ materially from these estimates in the near term.
Gessele v. Jack in the Box Inc. — In August 2010, five former Jack in the Box employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that Jack in the Box failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. The parties participated in a voluntary mediation on March 16, 2020, but the matter did not settle. On October 24, 2022, a jury awarded plaintiffs approximately $6.4 million in damages and penalties. The Company continues to dispute liability and the damage award and both parties have filed appeals of the verdict. As of April 14, 2024, the Company has accrued the verdict amount above, as well as estimated pre-judgment and post-judgment interest and fee award, for an additional $9.0 million. These amounts are included within “Accrued liabilities” on our condensed consolidated balance sheet. The Company will continue to accrue for post-judgment interest until the matter is resolved.
Torrez — In March 2014, a former Del Taco employee filed a purported Private Attorneys General Act claim and class action alleging various causes of action under California’s labor, wage, and hour laws. The plaintiff generally alleges Del Taco did not appropriately provide meal and rest breaks and failed to pay wages and reimburse business expenses to its California non-exempt employees. On November 12, 2021, the court granted, in part, the plaintiff's motion for class certification. The parties participated in voluntary mediation on May 24, 2022 and June 3, 2022. On June 4, 2022, we entered into a Settlement Memorandum of Understanding which obligated the Company to pay a gross settlement amount of $50.0 million, for which in exchange we will be released from all claims by the parties. On August 8, 2023, the court issued its final approval of the settlement and on August 9, 2023 final judgement was entered. The Company made its first payment of half of the settlement amount on August 28, 2023. Payment of the second half was made on November 27, 2023. As of April 14, 2024, the Company does not have any further amounts accrued on our condensed consolidated balance sheet for this matter.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
J&D Restaurant Group — On April 17, 2019, the trustee for a bankrupt former franchisee filed a complaint generally alleging the Company wrongfully terminated the franchise agreements and unreasonably denied two perspective purchasers the former franchisee presented. The parties participated in a mediation in April 2021, and again in December 2022, but the matter did not settle. The trial commenced on January 9, 2023 and on February 8, 2023, the jury returned a verdict finding the Company had not breached any contracts in terminating the franchise agreements or denying the proposed buyers. However, while the jury also found the Company had not violated the California Unfair Practices Act, it found for the plaintiff on the claim for breach of implied covenant of good faith and fair dealing, and awarded $8.0 million in damages. On May 9, 2023, the court granted the Company’s post-trial motion, overturning the jury verdict and ordering the plaintiff take nothing on its claims. As a result, the Company reversed the prior $8.0 million accrual, and as of April 14, 2024, the Company has no amounts accrued for this case on its condensed consolidated balance sheet. The Plaintiff has appealed the trial court’s post-trial rulings.
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
Lease guarantees — We remain contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of April 14, 2024, the maximum potential liability of future undiscounted payments under these leases is approximately $21.0 million. The lease terms extend for a maximum of approximately 14 more years and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.

15.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	April 14, 2024	April 16, 2023
Non-cash investing and financing transactions:
Increase in obligations for treasury stock repurchases	$—	$958
Decrease in obligations for purchases of property and equipment	$8,133	$3,603
Increase in dividends accrued or converted to common stock equivalents	$150	$140
Right-of use assets obtained in exchange for operating lease obligations	$113,647	$115,368

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16.SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	April 14, 2024	October 1, 2023
Accounts and other receivables, net:
Trade	$49,191	$93,660
Notes receivable, current portion	2,220	2,262
Income tax receivable	832	949
Other	54,794	6,953
Allowance for doubtful accounts	(4,373)	(4,146)
	$102,664	$99,678
Property and equipment, net:
Land	$94,650	$92,007
Buildings	972,189	968,221
Restaurant and other equipment	160,529	166,714
Construction in progress	40,101	31,647
	1,267,469	1,258,589
Less accumulated depreciation and amortization	(850,333)	(846,559)
	$417,136	$412,030
Other assets, net:
Company-owned life insurance policies	$121,154	$113,205
Deferred rent receivable	41,333	41,947
Franchise tenant improvement allowance	43,334	43,590
Notes receivable, less current portion	10,921	11,927
Other	31,894	30,038
	$248,636	$240,707
Accrued liabilities:
Legal accruals	$15,872	$40,877
Income tax liabilities	10,867	58,155
Payroll and related taxes	35,726	49,521
Insurance	30,917	31,349
Sales and property taxes	11,845	30,508
Deferred rent income	10,456	19,397
Advertising	924	15,597
Deferred franchise and development fees	6,189	5,952
Other	46,177	50,822
	$168,973	$302,178
Other long-term liabilities:
Defined benefit pension plans	$47,471	$48,375
Deferred franchise and development fees	44,207	44,522
Other	51,623	50,226
	$143,301	$143,123

17.SUBSEQUENT EVENTS
Dividends — On May 10, 2024, the Board of Directors declared a cash dividend of $0.44 per common share, to be paid on June 25, 2024, to shareholders of record as of the close of business on June 6, 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. In fiscal 2023, Del Taco operated on a fiscal year ending the Tuesday closest to September 30. Beginning fiscal 2024, Del Taco’s fiscal year shifted to align with Jack in the Box. As a result, Del Taco’s fiscal 2024 results include two fewer days. Fiscal years 2024 and 2023 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2024 and 2023 refer to the 12 weeks (“quarter”) and 28 weeks (“year-to-date”) ended April 14, 2024 and April 16, 2023, respectively, unless otherwise indicated.
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
OVERVIEW
Our Business
Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® and Del Taco® quick-service restaurants. As of April 14, 2024, we operated and franchised 2,195 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including two in Guam, and 595 Del Taco quick-service restaurants across 16 states.
We derive revenue from retail sales at company-operated restaurants and rental revenue, royalties (based upon a percent of sales), franchise fees and contributions for advertising and other services from franchisees.

RESULTS OF OPERATIONS
The following tables summarize changes in same-store sales for Jack in the Box and Del Taco company-operated, franchised, and system restaurants:

	Quarter		Year-to-date
Jack in the Box:	April 14, 2024	April 16, 2023	April 14, 2024	April 16, 2023
Company	(0.6%)	10.8%	0.9%	11.8%
Franchise	(2.6%)	9.4%	(0.8%)	8.2%
System	(2.5%)	9.5%	(0.7%)	8.6%

	Quarter		Year-to-date
Del Taco:	April 14, 2024	April 16, 2023	April 14, 2024	July 10, 2022 (1)
Company	(1.8%)	3.5%	0.2%	3.3%
Franchise	(1.1%)	2.8%	0.8%	2.8%
System	(1.4%)	3.2%	0.7%	3.0%

The following tables summarize year-to-date changes in the number and mix of company and franchise restaurants for our two brands:

	2024			2023
Jack in the Box:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	142	2,044	2,186	146	2,035	2,181
New	2	8	10	—	8	8
Refranchised	—	—	—	(5)	5	—
Closed	—	(1)	(1)	(1)	(1)	(2)
End of period	144	2,051	2,195	140	2,047	2,187
% of system	7%	93%	100%	6%	94%	100%

	2024			2023
Del Taco:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	171	421	592	290	301	591
New	—	6	6	—	5	5
Acquired from franchisees	9	(9)	—	—	—	—
Refranchised	(13)	13	—	(16)	16	—
Closed	(1)	(2)	(3)	(1)	—	(1)
End of period	166	429	595	273	322	595
% of system	28%	72%	100%	46%	54%	100%

The following tables summarize restaurant sales for company-operated, franchised, and systemwide sales for our two brands (in thousands):

	Quarter		Year-to-date
Jack in the Box:	April 14, 2024	April 16, 2023	April 14, 2024	April 16, 2023
Company-operated restaurant sales	$98,927	$95,489	$230,984	$221,631
Franchised restaurant sales (1)	911,265	931,257	2,138,015	2,140,239
Systemwide sales (1)	$1,010,192	$1,026,746	$2,368,999	$2,361,870

	Quarter		Year-to-date
Del Taco:	April 14, 2024	April 16, 2023	April 14, 2024	April 16, 2023
Company-operated restaurant sales	$68,171	$107,115	$160,154	$251,164
Franchised restaurant sales (1)	154,854	118,896	353,330	264,994
Systemwide sales (1)	$223,025	$226,011	$513,484	$516,158
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

Jack in the Box Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Quarter				Year-to-date
	April 14, 2024		April 16, 2023		April 14, 2024		April 16, 2023
Company restaurant sales	$98,927		$95,489		$230,984		$221,631
Company restaurant costs:
Food and packaging	$28,486	28.8%	$29,841	31.3%	$67,747	29.3%	$71,167	32.1%
Payroll and employee benefits	$30,294	30.6%	$29,200	30.6%	$70,983	30.7%	$68,638	31.0%
Occupancy and other	$16,818	17.0%	$15,999	16.8%	$38,477	16.7%	$36,376	16.4%
Company restaurant sales increased $3.4 million, or 3.6% in the quarter and $9.4 million, million or 4.2% year-to-date compared to the prior year. The following table presents the approximate impact of changes in AUVs and the number of restaurants on company restaurant sales for each respective period (in millions):

	Quarter	Year-to-date
AUV (decrease) increase	$(0.6)	$3.2
Change in the average number of restaurants	4.0	6.2
Total change in company restaurant sales	$3.4	$9.4
Same-store sales at company-operated restaurants decreased 0.6% in the quarter and increased 0.9% year-to-date compared to a year ago. The following table summarizes the change versus a year ago:

	Quarter		Year-to-date
	April 14, 2024	April 16, 2023	April 14, 2024	April 16, 2023
Average check (1)	3.1%	7.6%	3.5%	7.6%
Transactions	(3.7%)	3.2%	(2.6%)	4.2%
Change in same-store sales	(0.6%)	10.8%	0.9%	11.8%

____________________________
(1)Includes price increases of approximately 7.4% in the quarter and 7.3% year-to-date.
Food and packaging costs as a percentage of company restaurant sales decreased 2.5% in the quarter and 2.8% year-to-date compared to the prior year primarily due to commodity deflation and menu price increases, partially offset by unfavorable menu item mix.
Commodity deflation was 0.5% in the quarter and 1.9% year-to-date. The greatest impacts were seen in poultry and beef in the quarter, and produce, beef and oil on a year-to-date basis.
Payroll and employee benefit costs as a percentage of company restaurant sales was flat in the quarter and decreased 0.3% year-to-date compared to the prior year. During the quarter, increases in wage inflation and group insurance were offset by decreases in incentive compensation. The decrease on a year-to-date basis is primarily due to sales leverage and lower incentive compensation, partially offset by wage inflation and higher group insurance costs. Labor inflation was approximately 4.6% in the quarter and 3.6% year-to-date for the current year.
Occupancy and other costs, as a percentage of company restaurant sales, increased 0.2% in the quarter and 0.3% year-to-date compared to the prior year. These increases were primarily due to higher other operating costs including security, credit card fees, rent and delivery fees, partially offset by sales leverage year-to-date and lower maintenance and repair costs in both the quarter and year-to-date.
Jack in the Box Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	April 14, 2024	April 16, 2023	April 14, 2024	April 16, 2023
Franchise rental revenues	$79,618	$80,910	$185,196	$187,006

Royalties	45,414	46,401	106,737	113,970
Franchise fees and other	2,123	1,670	4,143	3,467
Franchise royalties and other	47,537	48,071	110,880	117,437
Franchise contributions for advertising and other services	50,179	50,361	117,541	115,674
Total franchise revenues	$177,334	$179,342	$413,617	$420,117

Franchise occupancy expenses	$50,849	$50,007	$116,037	$114,562
Franchise support and other costs	2,757	2,735	6,505	4,151
Franchise advertising and other services expenses	52,003	52,660	121,896	120,618
Total franchise costs	$105,609	$105,402	$244,438	$239,331
Franchise costs as a percentage of total franchise revenues	59.6%	58.8%	59.1%	57.0%

Average number of franchise restaurants	2,037	2,037	2,037	2,035
% increase	—%		0.1%
Franchised restaurant sales	$911,265	$931,257	$2,138,015	$2,140,239
Franchised restaurant AUVs	$447	$457	$1,050	$1,052
Royalties as a percentage of total franchised restaurant sales (1)	5.0%	5.0%	5.0%	5.3%
____________________________
(1)Excluding the impact of the $7.3 million termination fee in the first quarter of 2023 royalties as a percentage of total franchised restaurant sales would be 5.0%.
Franchise rental revenues decreased $1.3 million, or 1.6% in the quarter and $1.8 million, or 1.0% year-to-date, compared to the prior year primarily due to lower percentage rent of $2.5 million in the quarter and $3.5 million year-to-date, respectively, driven by lower franchise restaurant sales. These decreases were partially offset by increases in minimum rent of $0.9 million and $1.9 million, in the respective periods.

Franchise royalties and other decreased $0.5 million, or 1.1% in the quarter and $6.6 million, or 5.6% year-to-date. In the quarter, the decrease was primarily due to lower royalty income of $1.0 million, partially offset by an increase in franchise termination fees. The year-to-date decrease was primarily due to a $7.3 million termination fee paid in the prior year by a franchise operator to sell his restaurants to a new franchisee, partially offset by an increase in franchise early termination fees in the current year. Refer also to Note 2, Revenue, in the notes to the condensed consolidated financial statements for additional information.
Franchise contributions for advertising and other services revenues decreased $0.2 million, or 0.4% in the quarter and increased $1.9 million, or 1.6% year-to-date, as compared to the prior year. The decrease in the quarter is primarily due to lower marketing contribution of $1.1 million, driven by lower franchise restaurant sales, partially offset by an increase in digital and and technology fees of $0.8 million. On a year-to-date basis, the increase is primarily due to the increase in digital and technology fees of $1.8 million.
Franchise occupancy expenses, primarily rent, increased $0.8 million, or 1.7% in the quarter and $1.5 million, or 1.3% year-to-date compared to the prior year primarily due to an increase in operating lease costs in the current year.
Franchise support and other costs was flat in the quarter and increased $2.4 million, or 56.7% year-to-date compared to the prior year. Year-to-date, the increase is primarily due to the rollover of a bad debt reversal in the prior year.
Franchise advertising and other service expenses decreased $0.7 million, or 1.2% in the quarter and increased $1.3 million, or 1.1% year-to-date compared to the prior year. In the quarter, the decrease is primarily driven by lower franchise sales, partially offset by higher costs for digital processing fees. Year-to-date, the increase is primarily driven by higher franchise IT revenue costs as well as higher costs for digital processing fees, partially offset by lower sales driving lower marketing expenses.

Del Taco Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Quarter				Year-to-date
	April 14, 2024		April 16, 2023		April 14, 2024		April 16, 2023
Company restaurant sales	$68,171		$107,115		$160,154		$251,164
Company restaurant costs:
Food and packaging	$17,428	25.6%	$29,468	27.5%	$42,300	26.4%	$70,076	27.9%
Payroll and employee benefits	$23,760	34.9%	$35,835	33.5%	$56,126	35.0%	$85,038	33.9%
Occupancy and other	$15,537	22.8%	$23,276	21.7%	$35,931	22.4%	$54,269	21.6%
Company restaurant sales decreased $38.9 million or 36.4% in the quarter and $91.0 million or 36.2% year-to-date compared to the prior year. These decreases were primarily due to the refranchising of 108 company-operated restaurants and the closing of 8 company-operated restaurants since the second quarter of 2023. The following table presents the approximate impact of changes in AUVs and the number of restaurants on company restaurant sales for each respective period on company restaurant sales (in millions):

	Quarter	Year-to-date
AUV (decrease) increase	$(1.2)	$0.4
Change in the average number of restaurants	(37.7)	(91.4)
Total change in company restaurant sales	$(38.9)	$(91.0)

Same-store sales at company-operated restaurants decreased 1.8% in the quarter and increased 0.2% year-to-date compared to a year ago. The following table summarizes the change versus a year ago:

	Quarter		Year-to-date
	April 14, 2024	April 16, 2023	April 14, 2024	April 16, 2023
Average check (1)	3.2%	6.9%	3.4%	7.8%
Transactions	(5.0%)	(3.4%)	(3.2%)	(4.5%)
Change in same-store sales	(1.8%)	3.5%	0.2%	3.3%
________________________
(1)Includes price increases of approximately 7.0% in the quarter and 6.6% year-to-date.
Food and packaging costs as a percentage of company restaurant sales decreased 1.9% in the quarter and 1.5% year-to-date, compared to the prior year primarily due to menu price increases and commodity deflation, partially offset by the change in mix of restaurants resulting from franchise acquisitions.
Commodity costs deflation was 1.6% in the quarter and 0.8% year-to-date, with the greatest impact in produce, dairy and beverages for the quarter and cheese, pork and poultry for the year-to-date.
Payroll and employee benefit costs as a percentage of company restaurant sales increased 1.4% in the quarter and 1.1% year-to-date, compared to the prior year primarily due to labor inflation, which was 4.7% in the quarter and 3.8% year-to-date, and the change in mix of restaurants resulting from franchise acquisitions.
Occupancy and other costs as a percentage of company restaurant sales increased 1.1% in the quarter and 0.8% year-to-date, compared to the prior year primarily due to utility inflation, an increase in information technology costs and the change in mix of restaurants resulting from franchise acquisitions.
Del Taco Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	April 14, 2024	April 16, 2023	April 14, 2024	April 16, 2023
Franchise rental revenues	$6,208	$2,610	$13,826	$5,344

Royalties	7,314	5,658	16,768	12,592
Franchise fees and other	233	253	766	343
Franchise royalties and other	7,547	5,911	17,534	12,935
Franchise contributions for advertising and other services	7,160	5,277	16,729	11,648
Total franchise revenues	$20,915	$13,798	$48,089	$29,927

Franchise occupancy expenses	$6,242	$2,642	$13,678	$5,310
Franchise support and other costs	1,103	525	2,549	987
Franchise advertising and other services expenses	7,520	5,483	17,861	12,095
Total franchise costs	$14,865	$8,650	$34,088	$18,392
Franchise costs as a percentage of total franchise revenues	71.1%	62.7%	70.9%	61.5%

Average number of franchise restaurants	421	321	425	312
% increase	31.2%		36.2%
Franchised restaurant sales	$154,854	$118,896	$353,330	$264,994
Franchised restaurant AUVs	$368	$370	$831	$849
Royalties as a percentage of total franchised restaurant sales	4.7%	4.8%	4.7%	4.8%

Franchise rental revenues increased $3.6 million, or 137.9%, in the quarter and $8.5 million, or 158.7% year-to-date, compared to the prior year. The increase is primarily due to higher rental income resulting from new subleases related to the 108 restaurants refranchised since the second quarter of 2023.
Franchise royalties and other increased $1.6 million, or 27.7%, in the quarter and $4.6 million, or 35.6% year-to-date, compared to the prior year primarily due to higher franchise restaurant sales resulting from the 108 restaurants refranchised and the 15 franchise-operated restaurants opened since the second quarter of 2023.
Franchise contributions for advertising and other services revenues increased $1.9 million, or 35.7%, in the quarter and $5.1 million, or 43.6% year-to-date, compared to the prior year primarily due to higher marketing contributions related to higher franchise restaurant sales resulting from the 108 restaurants refranchised and the 15 franchise-operated restaurants opened since the second quarter of 2023.
Franchise occupancy expenses, primarily rent, increased $3.6 million, or 136.3%, in the quarter and $8.4 million, or 157.6% year-to-date, compared to the prior year primarily due to higher rent related to franchise subleases for the 108 restaurants refranchised since the second quarter of 2023.
Franchise support and other costs increased $0.6 million, or 110.1%, in the quarter and $1.6 million, or 158.3% year-to-date, compared to the prior year primarily due to higher franchise development support costs.
Franchise advertising and other service expenses increased $2.0 million, or 37.2%, in the quarter and $5.8 million, or 47.7% year-to-date, compared to the prior year primarily due to higher franchise restaurant sales resulting from the 108 restaurants refranchised and the 15 franchise-operated restaurants opened since the second quarter of 2023.

Company-Wide Results
Depreciation and Amortization
Depreciation and amortization for the quarter ended April 14, 2024 decreased $0.7 million in the quarter and $1.6 million year-to-date compared to the prior year period. The decreases in depreciation are primarily due to the refranchising of Del Taco restaurants since the prior year, as well as certain Jack in the Box franchise assets becoming fully depreciated. These decreases were partially offset by increases for new technology assets and new company restaurant openings.
Selling, General and Administrative (“SG&A”) Expenses
The following table presents the amounts for SG&A expenses in each period (in thousands):

	Quarter		Year-to-date
	April 14, 2024	April 16, 2023	April 14, 2024	April 16, 2023
Advertising	$7,778	$9,159	$18,171	$21,312
Incentive compensation	1,856	6,004	6,482	11,149
Share-based compensation	3,841	2,399	8,662	5,932
Cash surrender value of COLI policies, net	(1,232)	(844)	(6,066)	(6,568)
Litigation matters	472	(1,141)	718	4,929
Other	24,805	23,828	55,918	52,793
	$37,520	$39,405	$83,885	$89,547
Advertising costs represent company contributions to our marketing funds and are generally determined as a percentage of company-operated restaurant sales. Advertising costs decreased $1.4 million in the quarter and $3.1 million on a year-to-date basis as compared to the prior year, primarily due to a decrease in company-operated restaurant sales in the current year which was driven by refranchising.
Incentive compensation decreased by $4.1 million in the quarter and $4.7 million on a year-to-date basis as compared to the prior year primarily due to lower achievement levels compared to the prior year for the Company’s annual incentive plan.
Share-based compensation increased by $1.4 million in the quarter and $2.7 million on a year-to-date basis as compared to the prior year primarily due to higher achievement relating to performance-based equity awards.
The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a slightly favorable impact of $0.4 million in the quarter, but an unfavorable impact of $0.5 million on a year-to-date basis, compared to the prior year.

Litigation matters increased $1.6 million in the quarter and decreased $4.2 million on a year-to-date basis as compared to the prior year primarily due to the timing of litigation developments in each period, respectively. Refer to Note 14, Commitments and Contingencies, in the condensed consolidated financial statements for additional information related to the legal matters.

Other Operating Expenses (Income), Net
Other operating expenses (income), net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 14, 2024	April 16, 2023	April 14, 2024	April 16, 2023
Acquisition, integration, and strategic initiatives	$4,268	$1,259	$9,889	$2,896
Costs of closed restaurants and other	773	560	1,632	2,745
Accelerated depreciation	88	185	125	453
Gains on acquisition of restaurants	—	—	(2,357)	—
Losses (gains) on disposition of property and equipment, net	138	976	1,148	(8,615)
	$5,267	$2,980	$10,437	$(2,521)
Other operating expenses (income), net increased $2.3 million in the quarter and $13.0 million on a year-to-date basis, as compared to the prior year. For the quarter the increase was primarily due to $2.0 million of consulting fees for strategic initiatives in the current year. For the year-to-date period, the increase was due to $9.5 million of gains recognized in the prior year from a sale of Jack in the Box restaurant properties to franchisees who were leasing the properties from us prior to the sale as well as an increase of $7.0 million of consulting fees for strategic initiatives in the current year, partially offset by $2.4 million purchase gains related to the acquisition of 9 Del Taco restaurants, as well as a $1.1 million decrease in costs of closed restaurants in the in the current year.
Gains and Losses on the Sale of Company-Operated Restaurants
For the fiscal 2024 year-to-date period, the Company sold 13 Del Taco company-operated restaurants to franchisees, for which the Company recognized a net loss on the sale of company-operated restaurants of $1.3 million.
For the fiscal 2023 year-to-date period, the Company sold five Jack in the Box company-operated restaurants and 16 Del Taco company-operated restaurants to franchisees, for which the Company recognized a net gain on the sale of company-operated restaurants of $4.5 million.
Refer to Note 3, Summary of Refranchisings and Assets Held for Sale, of the notes to the condensed consolidated financial statements for additional information regarding these transactions.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 14, 2024	April 16, 2023	April 14, 2024	April 16, 2023
Interest expense	$18,997	$19,724	$44,360	$46,261
Interest income	(394)	(367)	(1,271)	(756)
Interest expense, net	$18,603	$19,357	$43,089	$45,505
Interest expense, net, decreased $0.8 million in the quarter and $2.4 million year-to-date primarily due to lower average borrowings as well as lower average interest rates resulting in a decrease of $0.7 million and $1.9 million, respectively, in interest expense compared to the prior year. Additionally, there was an increase in interest income of $0.5 million year-to-date due to higher investment balances compared to fiscal year 2023.
Income Tax Expense
The income tax provisions reflect an effective tax rate of 26.5% in the second quarter of 2024, as compared to 34.8% in the second quarter of the prior year, as well as 26.7% for the year-to-date period in 2024, as compared to 29.6% in the same period in 2023. The major component of the year-over-year decrease in tax rates was a decrease in the impact of estimated disposals of non-deductible goodwill attributable to refranchising transactions.

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
As of April 14, 2024, the Company had $49.0 million of cash and restricted cash on its consolidated balance sheet and available borrowings of $175.5 million under our $150.0 million Variable Funding Notes and our $75.0 million revolving credit facility. The Company continually assesses the optimal sources and uses of cash for our business. We review our balance sheet for any undervalued assets and pursue opportunities for capital sources, including the sale of our owned Jack in the Box properties and refranchising, primarily for Del Taco in the near term.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility and revolving credit facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Year-to-date
	April 14, 2024	April 16, 2023
Total cash provided by (used in):
Operating activities	$(6,021)	$94,108
Investing activities	(55,854)	9,730
Financing activities	(75,055)	(117,042)
Net cash flows	$(136,930)	$(13,204)
Operating Activities. Operating cash flows decreased $100.1 million compared with a year ago. This is primarily due to an unfavorable change in working capital of $95.5 million, as well as lower net income, when adjusted for non-cash items, of $4.6 million. The change in working capital is primarily a result of the decrease of $60.8 million of income tax liabilities (of which $50.3 million was a payment deferred from 2023 in connection with the Southern California winter storm disaster area declaration), a decrease in accrued legal for the final payment of the Torrez litigation of $25.5 million, and a decrease in the advertising accruals of $11.3 million due to timing.
Investing Activities. Cash flows from investing activities decreased by $65.6 million compared with a year ago primarily due to higher purchases of property and equipment of $23.9 million in the current year, lower proceeds from the sale of Jack in the Box restaurant properties to franchisees of $21.9 million in the current year, and lower proceeds from the sale of company-operated restaurants of $16.4 million.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	April 14, 2024	April 16, 2023
Restaurants:
Remodel / refresh programs	$6,278	$4,863
Restaurant facility expenditures	21,545	15,058
Purchases of assets intended for sale	11,985	5,801
Purchase of land	2,144	—
Restaurant information technology	12,491	8,607
	54,443	34,329
Corporate Services:
Information technology	6,566	2,625
Corporate facilities	62	242
	6,628	2,867

Total capital expenditures	$61,071	$37,196
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

	Year-to-date
	April 14, 2024	April 16, 2023
Number of Jack in the Box restaurants sold to franchisees	—	5
Number of Del Taco restaurants sold to franchisees	13	16
Total proceeds	$1,989	$18,417
For further information, see Note 3, Summary of Refranchisings and Assets Held for Sale, in the notes to the condensed consolidated financial statements.
Financing Activities. Cash flows from financing activities decreased by $42.0 million compared with a year ago. The change is primarily due to the $50.0 million repayment in the prior year on the Variable Funding Notes, partially offset by the $7.4 million increase in stock repurchases in the current year versus the prior year.
Repurchases of common stock — The Company repurchased 0.5 million shares of its common stock in fiscal 2024 for an aggregate cost of $40.3 million. As of April 14, 2024, there was $210.0 million remaining under share repurchase programs authorized by the Board of Directors which do not expire.
Dividends — Up through April 14, 2024, the Board of Directors declared two cash dividends of $0.44 per common share totaling $17.3 million.
On May 10, 2024, the Board of Directors declared a cash dividend of $0.44 per share, to be paid on June 25, 2024, to shareholders of record as of the close of business on June 6, 2024.
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

The Company also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. As of April 14, 2024, we did not have any outstanding borrowings and had available borrowing capacity of $100.5 million under our Variable Funding Notes, net of letters of credits issued of $49.5 million.
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
Restricted cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of April 14, 2024, the Company had restricted cash of $28.8 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-1 and A-2 Notes.
Covenants and restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of April 14, 2024, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
Revolving credit facility — In connection with the Del Taco acquisition, Del Taco’s existing debt related to a Syndicated Credit Facility dated August 5, 2015, was repaid and extinguished on the Closing Date. On the Closing Date, Del Taco entered into a new syndicated credit facility with an aggregate principal amount of up to $75.0 million, which was extended and now matures on February 28, 2025. The revolving credit facility, as amended, includes a limit of $20.0 million for letters of credit, all of which were cancelled as of October 1, 2023. As of April 14, 2024, we had no outstanding borrowings and available borrowing capacity of $75.0 million under the facility.

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

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended April 14, 2024, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 14, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — In the second quarter of 2024, we repurchased 0.2 million shares of our common stock for an aggregate cost of $15.1 million, including the applicable excise tax. As of April 14, 2024, this leaves $210.0 million remaining under share repurchase programs authorized by the Board of Directors.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs (in thousands)
				$225,000
January 22, 2024 - February 18, 2024	—	$—	—	$225,000
February 19, 2024 - March 17, 2024	203,627	$73.66	203,627	$210,000
March 18, 2024 - April 14, 2024	—	$—	—	$210,000
	—	$—	—	$210,000
Total	203,627		203,627

ITEM 3.        DEFAULTS OF SENIOR SECURITIES
None.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
During the three months ended April 14, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term in defined in Item 408(a) of Regulation S-K.
On February 27, 2024, the Company entered into a Rule 10b5-1 trading arrangement to repurchase shares of the Company’s common stock up to an aggregate purchase price of $15.0 million. This Rule 10b5-1 trading arrangement subsequently terminated on April 12, 2024.

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
Brian Scott
Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: May 14, 2024