Form 10-Q
period 2024-07-07
JACK IN THE BOX INC
filed 2024-08-06
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 7, 2024
or
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
Yes  ☐    No  ☑
As of the close of business July 31, 2024, 19,125,981 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	July 7, 2024	October 1, 2023
ASSETS
Current assets:
Cash	$21,646	$157,653
Restricted cash	29,112	28,254
Accounts and other receivables, net	86,228	99,678
Inventories	4,160	3,896
Prepaid expenses	12,121	16,911
Current assets held for sale	29,408	13,925
Other current assets	6,598	5,667
Total current assets	189,273	325,984
Property and equipment:
Property and equipment, at cost	1,271,679	1,258,589
Less accumulated depreciation and amortization	(851,443)	(846,559)
Property and equipment, net	420,236	412,030
Other assets:
Operating lease right-of-use assets	1,425,560	1,397,555
Intangible assets, net	10,873	11,330
Trademarks	283,500	283,500
Goodwill	161,645	329,986
Other assets, net	254,132	240,707
Total other assets	2,135,710	2,263,078
	$2,745,219	$3,001,092
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$29,999	$29,964
Current operating lease liabilities	160,852	142,518
Accounts payable	68,964	84,960
Accrued liabilities	178,686	302,178
Total current liabilities	438,501	559,620
Long-term liabilities:
Long-term debt, net of current maturities	1,705,927	1,724,933
Long-term operating lease liabilities, net of current portion	1,284,718	1,265,514
Deferred tax liabilities	19,105	26,229
Other long-term liabilities	142,781	143,123
Total long-term liabilities	3,152,531	3,159,799
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,819,241 and 82,645,814 issued, respectively	828	826
Capital in excess of par value	531,304	520,076
Retained earnings	1,853,118	1,937,598
Accumulated other comprehensive loss	(50,581)	(51,790)
Treasury stock, at cost, 63,694,503 and 62,910,964 shares, respectively	(3,180,482)	(3,125,037)
Total stockholders’ deficit	(845,813)	(718,327)
	$2,745,219	$3,001,092

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	July 7, 2024	July 9, 2023	July 7, 2024	July 9, 2023
Revenues:
Company restaurant sales	$166,480	$198,516	$557,618	$671,311
Franchise rental revenues	89,125	86,248	288,147	278,598
Franchise royalties and other	55,293	54,970	183,707	185,342
Franchise contributions for advertising and other services	58,273	57,208	192,544	184,531
	369,171	396,942	1,222,016	1,319,782
Operating costs and expenses, net:
Food and packaging	46,251	58,556	156,297	199,799
Payroll and employee benefits	57,917	63,871	185,025	217,547
Occupancy and other	32,365	37,274	106,773	127,920
Franchise occupancy expenses	57,989	53,930	187,704	173,803
Franchise support and other costs	3,853	4,079	12,907	8,623
Franchise advertising and other services expenses	60,444	59,569	200,201	192,875
Selling, general and administrative expenses	29,580	39,617	113,200	129,164
Depreciation and amortization	13,827	14,460	46,206	48,460
Pre-opening costs	851	182	1,918	667
Goodwill impairment	162,624	—	162,624	—
Other operating expenses (income), net	5,641	7,656	16,343	5,135
Losses (gains) on the sale of company-operated restaurants	65	(5,794)	1,384	(10,323)
	471,407	333,400	1,190,582	1,093,670
Earnings (loss) from operations	(102,236)	63,542	31,434	226,112
Other pension and post-retirement expenses, net	1,579	1,608	5,264	5,359
Interest expense, net	18,402	18,662	61,491	64,167
Earnings (loss) before income taxes	(122,217)	43,272	(35,321)	156,586
Income taxes	83	14,104	23,316	47,657
Net earnings (loss)	$(122,300)	$29,168	$(58,637)	$108,929

Earnings (loss) per share:
Basic	$(6.29)	$1.42	$(2.98)	$5.25
Diluted	$(6.26)	$1.41	$(2.96)	$5.22

Cash dividends declared per common share	$0.44	$0.44	$1.32	$1.32

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	July 7, 2024	July 9, 2023	July 7, 2024	July 9, 2023
Net earnings (loss)	$(122,300)	$29,168	$(58,637)	$108,929
Other comprehensive income:
Actuarial losses and prior service costs reclassified to earnings	493	498	1,643	1,657
Tax effect	(130)	(132)	(434)	(436)
Other comprehensive income (loss), net of taxes	363	366	1,209	1,221

Comprehensive income (loss)	$(121,937)	$29,534	$(57,428)	$110,150

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	July 7, 2024	July 9, 2023
Cash flows from operating activities:
Net (loss) earnings	$(58,637)	$108,929
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	46,206	48,460
Amortization of franchise tenant improvement allowances and incentives	3,967	3,295
Deferred finance cost amortization	3,722	3,915
Excess tax deficiency from share-based compensation arrangements	5	71
Deferred income taxes	(10,314)	1,648
Share-based compensation expense	11,018	7,991
Pension and post-retirement expense	5,264	5,359
Gains on cash surrender value of company-owned life insurance	(11,776)	(8,331)
Losses (gains) on the sale of company-operated restaurants	1,384	(10,323)
Gains on acquisition of restaurants	(2,357)	—
Losses (gains) on the disposition of property and equipment, net	1,675	(9,155)
Impairment charges and other	163,169	6,232
Changes in assets and liabilities, excluding acquisitions:
Accounts and other receivables	17,385	12,902
Inventories	(262)	658
Prepaid expenses and other current assets	4,141	5,714
Operating lease right-of-use assets and lease liabilities	6,191	5,357
Accounts payable	(16,720)	(28,068)
Accrued liabilities	(114,100)	32,525
Pension and post-retirement contributions	(4,784)	(4,674)
Franchise tenant improvement allowance and incentive disbursements	(1,919)	(2,745)
Other	(3,995)	2,311
Cash flows provided by operating activities	39,263	182,071
Cash flows from investing activities:
Purchases of property and equipment	(85,768)	(56,669)
Proceeds from the sale of property and equipment	10,899	25,174
Proceeds from the sale and leaseback of assets	4,413	3,673
Proceeds from the sale of company-operated restaurants	2,168	51,845
Other	—	1,465
Cash flows (used in) provided by investing activities	(68,288)	25,488
Cash flows from financing activities:
Repayments of borrowings on revolving credit facilities	—	(50,000)
Principal repayments on debt	(22,288)	(22,620)
Dividends paid on common stock	(25,633)	(27,198)
Proceeds from issuance of common stock	2	263
Repurchases of common stock	(54,999)	(60,431)
Payroll tax payments for equity award issuances	(3,206)	(1,593)
Cash flows used in financing activities	(106,124)	(161,579)
Net (decrease) increase in cash and restricted cash	(135,149)	45,980
Cash and restricted cash at beginning of period	185,907	136,040
Cash and restricted cash at end of period	$50,758	$182,020

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 1, 2023	82,646	$826	$520,076	$1,937,598	$(51,790)	$(3,125,037)	$(718,327)
Shares issued under stock plans, including tax benefit	107	1	—	—	—	—	1
Share-based compensation	—	—	4,820	—	—	—	4,820
Dividends declared	—	—	74	(8,726)	—	—	(8,652)
Purchases of treasury stock	—	—	—	—	—	(25,166)	(25,166)
Net earnings	—	—	—	38,683	—	—	38,683
Other comprehensive income	—	—	—	—	484	—	484
Balance at January 21, 2024	82,753	$827	$524,970	$1,967,555	$(51,306)	$(3,150,203)	$(708,157)
Shares issued under stock plans, including tax benefit	23	1	—	—	—	—	1
Share-based compensation	—	—	3,841	—	—	—	3,841
Dividends declared	—	—	76	(8,591)	—	—	(8,515)
Purchases of treasury stock	—	—	—	—	—	(15,133)	(15,133)
Net earnings	—	—	—	24,980	—	—	24,980
Other comprehensive income	—	—	—	—	362	—	362
Balance at April 14, 2024	82,776	$828	$528,887	$1,983,944	$(50,944)	$(3,165,336)	$(702,621)
Shares issued under stock plans, including tax benefit	43	—		—	—	—	—
Share-based compensation	—	—	2,357	—	—	—	2,357
Dividends declared	—	—	60	(8,526)	—	—	(8,466)
Purchases of treasury stock	—	—	—	—	—	(15,146)	(15,146)
Net earnings (loss)	—	—	—	(122,300)	—	—	(122,300)
Other comprehensive income	—	—	—	—	363	—	363
Balance at July 7, 2024	82,819	$828	$531,304	$1,853,118	$(50,581)	$(3,180,482)	$(845,813)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 2, 2022	82,581	$826	$508,323	$1,842,947	$(53,982)	$(3,034,306)	$(736,192)
Shares issued under stock plans, including tax benefit	36	—	—	—	—	—	—
Share-based compensation	—	—	3,534	—	—	—	3,534
Dividends declared	—	—	67	(9,221)	—	—	(9,154)
Purchases of treasury stock	—	—	—	—	—	(14,999)	(14,999)
Net earnings	—	—	—	53,254	—	—	53,254
Other comprehensive income	—	—	—	—	489	—	489
Balance at January 22, 2023	82,617	$826	$511,924	$1,886,980	$(53,493)	$(3,049,305)	$(703,068)
Shares issued under stock plans, including tax benefit	12	—	—	—	—	—	—
Share-based compensation	—	—	2,398	—	—	—	2,398
Dividends declared	—	—	73	(9,139)	—	—	(9,066)
Purchases of treasury stock	—	—	—	—	—	(18,580)	(18,580)
Net earnings	—	—	—	26,507	—	—	26,507
Other comprehensive income	—	—	—	—	366	—	366
Balance at April 16, 2023	82,629	$826	$514,395	$1,904,348	$(53,127)	$(3,067,885)	$(701,443)
Shares issued under stock plans, including tax benefit	17	—	263	—	—	—	263
Share-based compensation	—	—	2,059	—	—	—	2,059
Dividends declared	—	—	72	(9,050)	—	—	(8,978)
Purchases of treasury stock	—	—	—	—	—	(26,852)	(26,852)
Net earnings	—	—	—	29,168	—	—	29,168
Other comprehensive income	—	—	—	—	366	—	366
Balance at July 9, 2023	82,646	$826	$516,789	$1,924,466	$(52,761)	$(3,094,737)	$(705,417)

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
As of July 7, 2024, there were 144 company-operated and 2,051 franchise-operated Jack in the Box restaurants and 165 company-operated and 432 franchise-operated Del Taco restaurants.
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
Fiscal year — The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. In fiscal 2023, Del Taco operated on a fiscal year ending the Tuesday closest to September 30. Beginning fiscal 2024, Del Taco’s fiscal year shifted to align with Jack in the Box. As a result, Del Taco’s fiscal 2024 results include two fewer days. Fiscal years 2024 and 2023 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2024 and 2023 refer to the 12 weeks (“quarter”) and 40 weeks (“year-to-date”) ended July 7, 2024 and July 9, 2023, respectively, unless otherwise indicated.
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
Advertising costs — The Company administers marketing funds at each of its restaurant brands that include contractual contributions. In 2024 and 2023, marketing fund contributions from Jack in the Box franchise and company-operated restaurants were approximately 5.0% of sales, and marketing fund contributions from Del Taco franchise and company-operated restaurants were approximately 4.0% of sales. Year-to-date incremental contributions made by the Company for both brands were $0.6 million in 2024, and less than $0.1 million in 2023, respectively.
Total contributions made by the Company are included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of earnings and for the quarter and year-to-date totaled $8.2 million and $26.4 million, respectively, in 2024, and $9.0 million and $30.3 million, respectively in 2023.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the activity in the allowance for doubtful accounts (in thousands):

	Year-to-date
	July 7, 2024	July 9, 2023
Balance as of beginning of period	$(4,146)	$(5,975)
(Provision) reversal for expected credit losses	(233)	1,833
Write-offs charged against the allowance	6	41
Balance as of end of period	$(4,373)	$(4,101)
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
Our impairment analyses first includes a qualitative assessment to determine whether events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Significant factors considered in this assessment include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, the competitive environment, share price fluctuations, overall financial performance, and results of past impairment tests. If the qualitative factors indicate that it is more likely than not that the fair value is less than the carrying value, we perform a quantitative impairment test. Refer also to Note 5, Goodwill and Intangible Assets, in the notes to the condensed consolidated financial statements for results of these tests and for additional information.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregation of revenue — The following table disaggregates revenue by segment and primary source for the periods ended July 7, 2024 (in thousands):

	Quarter			Year-to-date
	Jack in the Box	Del Taco	Total	Jack in the Box	Del Taco	Total
Company restaurant sales	$100,355	$66,125	$166,480	$331,339	$226,279	$557,618
Franchise rental revenues	82,154	6,971	89,125	267,350	20,797	288,147
Franchise royalties	46,490	7,287	53,777	153,227	24,055	177,282
Marketing fees	46,412	6,084	52,496	153,055	19,843	172,898
Technology and sourcing fees	5,006	771	5,777	15,905	3,741	19,646
Franchise fees and other services	1,332	184	1,516	5,475	950	6,425
Total revenue	$281,749	$87,422	$369,171	$926,351	$295,665	$1,222,016
The following table disaggregates revenue by segment and primary source for the periods ended July 9, 2023 (in thousands):

	Quarter			Year-to-date
	Jack in the Box	Del Taco	Total	Jack in the Box	Del Taco	Total
Company restaurant sales	$96,820	$101,696	$198,516	$318,451	$352,860	$671,311
Franchise rental revenues	83,271	2,977	86,248	270,277	8,321	278,598
Franchise royalties (1)	47,373	6,130	53,503	161,343	18,721	180,064
Marketing fees	47,323	5,004	52,327	154,153	15,268	169,421
Technology and sourcing fees	4,037	844	4,881	12,881	2,230	15,111
Franchise fees and other services	1,387	80	1,467	4,855	422	5,277
Total revenue	$280,211	$116,731	$396,942	$921,960	$397,822	$1,319,782
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
A summary of significant changes in contract liabilities is presented below (in thousands):

	Year-to-date
	July 7, 2024	July 9, 2023
Deferred franchise and development fees at beginning of period	$50,471	$46,449
Revenue recognized	(4,490)	(4,140)
Additions	4,243	6,665
Deferred franchise and development fees at end of period	$50,224	$48,974
As of July 7, 2024, approximately $8.7 million of development fees related to unopened restaurants are included in deferred revenue. Timing of revenue recognition for development fees related to unopened restaurants is dependent upon the timing of restaurant openings and are recognized over the franchise term at the date of opening.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied as of July 7, 2024 (in thousands):

Remainder of 2024	$1,224
2025	5,157
2026	4,826
2027	4,489
2028	3,869
Thereafter	21,996
$41,561
The Company has applied the optional exemption, as provided for under ASC Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

3.SUMMARY OF REFRANCHISINGS AND ASSETS HELD FOR SALE
Refranchisings — The following table summarizes the number of restaurants sold to franchisees and the loss or gain recognized (dollars in thousands):

	Quarter		Year-to-date
	July 7, 2024	July 9, 2023	July 7, 2024	July 9, 2023
Restaurants sold to Jack in the Box franchisees	—	—	—	5
Restaurants sold to Del Taco franchisees	—	50	13	66

Proceeds from the sale of company-operated restaurants (1)	$178	$33,428	$2,168	$51,845
Broker commissions	—	(1,014)	—	(1,014)
Net assets sold (primarily property and equipment)	41	(6,705)	(567)	(10,798)
Goodwill related to the sale of company-operated restaurants	—	(14,194)	(105)	(21,503)
Franchise fees	—	(1,385)	(454)	(1,962)
Sublease liabilities, net	—	(3,580)	(140)	(4,777)
Lease termination	—	—	—	(393)
Other (2)	(284)	(756)	(2,286)	(1,075)
(Loss) gain on the sale of company-operated restaurants	$(65)	$5,794	$(1,384)	$10,323
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
Assets held for sale — Assets classified as held for sale on our condensed consolidated balance sheets as of July 7, 2024 and October 1, 2023 have carrying amounts of $29.4 million and $13.9 million, respectively. These amounts relate to i) company-owned restaurants to be refranchised, ii) operating restaurant properties which we intend to sell to franchisees and/or sell and leaseback with a third party, and iii) closed restaurant properties which we are marketing for sale.

4.FRANCHISE ACQUISITIONS
Franchise acquisitions — During the first quarter of 2024, the Company acquired 9 Del Taco franchise restaurants for $86 thousand as part of two separate transactions, and recognized related gains of $2.4 million. This amount is recorded in “Other operating expenses (income), net” in the accompanying condensed consolidated statements of earnings. For further information, see Note 8, Other Operating Expenses, Net, below in the notes to the condensed consolidated financial statement.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the number of restaurants acquired from franchisees and the gains recognized (dollars in thousands):

Year-to-date
July 7, 2024
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
The Company did not acquire any Jack in the Box or Del Taco franchise restaurants in the third quarter of 2024, nor in the year-to-date periods ended July 9, 2023.
We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3).

5.GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill during year-to-date period ended July 7, 2024 was as follows (in thousands):

	Jack in the Box	Del Taco	Total

Goodwill	$136,027	$193,959	$329,986
Accumulated impairment losses	—	—	—
Balance at October 1, 2023	$136,027	$193,959	$329,986

Impairment of goodwill	—	(162,624)	(162,624)
Sale of Del Taco company-operated restaurants to franchisees	—	(105)	(105)
Reclassified to assets held for sale	(173)	(5,439)	(5,612)

Goodwill	135,854	188,415	324,269
Accumulated impairment losses	—	(162,624)	(162,624)
Balance at July 7, 2024	$135,854	$25,791	$161,645
As of the June 9, 2024 testing date, the balance of the Del Taco reporting unit goodwill was $194.0 million. During the third quarter of 2024, the Company identified triggering events that indicated the goodwill allocated to the Del Taco reporting unit might be impaired. The triggering events related to i) a recent negative trend in Del Taco same store sales, ii) lower margins due in part to lower sales and wage increases required in California effective April 1, 2024 under AB 1228, iii) unfavorable changes in the economic environment specifically impacting our industry, including inflation and interest rates, and iv) a sustained lower share price. As a result, the Company performed a quantitative test over the Del Taco reporting unit, noting that the fair value of the reporting unit was less than the carrying value, which resulted in an impairment of goodwill of $162.6 million.
The valuation used a blended approach with a discounted cash flow analysis in conjunction with a market approach. Assumptions and estimates used in determining fair value include future revenues, operating costs, new store openings, capital expenditures, a discount rate that approximates the Company’s weighted average cost of capital and a selection of comparable companies. The Company also performed a quantitative analysis over its indefinte-lived intangible trademark asset, as well as

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
over its definite-lived intangible assets to determine whether any impairment would need to be recognized, noting none. The company also performed a quantitative analysis over its long-lived assets, noting impairment of $0.1 million, which was recorded in the quarter.

The Company determined that there was no such triggering event for the Jack in the Box reporting unit.
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows (in thousands):

	July 7, 2024			October 1, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived intangible assets:
Sublease assets	$2,671	$(564)	$2,107	$2,671	$(381)	$2,290
Franchise contracts	9,700	(1,264)	8,436	9,700	(850)	8,850
Reacquired franchise rights	464	(134)	330	297	(107)	190
	$12,835	$(1,962)	$10,873	$12,668	$(1,338)	$11,330
Indefinite-lived intangible assets:
Del Taco trademark	$283,500	$—	$283,500	$283,500	$—	$283,500
	$283,500	$—	$283,500	$283,500	$—	$283,500
The following table summarizes, as of July 7, 2024, the estimated amortization expense for each of the next five fiscal years and thereafter (in thousands):

Remainder of 2024	$187
2025	816
2026	814
2027	826
2028	772
Thereafter	7,458
$10,873

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents rental income for the periods presented (in thousands):

	Quarter		Year-to-date
	July 7, 2024	July 9, 2023	July 7, 2024	July 9, 2023
Operating lease income - franchise	$59,767	$56,052	$197,461	$185,285
Variable lease income - franchise	28,618	29,857	89,339	92,836
Amortization of sublease assets and liabilities, net	740	339	1,347	477
Franchise rental revenues	$89,125	$86,248	$288,147	$278,598

Operating lease income - closed restaurants and other (1)	$1,755	$1,692	$5,926	$5,717
____________________________
(1)Includes closed restaurant properties included in “Other operating expenses (income), net” in our condensed consolidated statements of earnings.
7.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements as of July 7, 2024:
Non-qualified deferred compensation plan (1)	$17,879	$17,879	$—	$—
Total liabilities at fair value	$17,879	$17,879	$—	$—
Fair value measurements as of October 1, 2023:
Non-qualified deferred compensation plan (1)	$15,051	$15,051	$—	$—
Total liabilities at fair value	$15,051	$15,051	$—	$—
____________________________
(1)The Company maintains an unfunded defined contribution plan for key executives and other members of management. The fair value of this obligation is based on the closing market prices of the participants’ elected investments. The obligation is included in “Accrued liabilities” and “Other long-term liabilities” on our condensed consolidated balance sheets.

The Company did not have any transfers in or out of Level 1, 2 or 3 for its financial liabilities.
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of July 7, 2024 and October 1, 2023 (in thousands):

	July 7, 2024		October 1, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Series 2019 Class A-2 Notes	$701,438	$670,848	$706,875	$640,046
Series 2022 Class A-2 Notes	$1,050,500	$953,959	$1,067,000	$903,056
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
In connection with our impairment reviews performed during 2024, the Company impaired certain Del Taco assets. For further information, see Note 3, Summary of Refranchisings and Assets Held For Sale, Note 5, Goodwill and Intangible Assets, Net, and Note 8, Other Operating Expenses (Income), Net in the notes to the condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.OTHER OPERATING EXPENSES (INCOME), NET
Other operating expenses (income), net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 7, 2024	July 9, 2023	July 7, 2024	July 9, 2023
Acquisition, integration, and strategic initiatives (1)	$4,723	$2,463	$14,612	$5,359
Costs of closed restaurants and other (2)	160	1,272	1,792	4,017
Operating restaurant impairment charges (3)	136	4,395	136	4,395
Accelerated depreciation	95	66	485	519
Gains on acquisition of restaurants (4)	—	—	(2,357)	—
Losses (gains) on disposition of property and equipment, net (5)	527	(540)	1,675	(9,155)
Other operating expenses (income), net	$5,641	$7,656	$16,343	$5,135
____________________________
(1)Acquisition, integration, and strategic initiatives are related to the acquisition and integration of Del Taco, as well as strategic consulting fees.
(2)Costs of closed restaurants and other generally includes ongoing costs associated with closed restaurants, cancelled project costs, and impairment charges as a result of our decision to close restaurants.
(3)In 2023, restaurant impairment charges related to underperforming Del Taco restaurants held for sale. 2024 impairment charges are related to one underperforming Del Taco restaurant.
(4)Relates to the gains on acquisition of 9 Del Taco restaurants.
(5)In 2024, loss on disposition of property and equipment primarily related to the lease termination and early closures of Del Taco restaurants. In 2023, gains on disposition of property and equipment primarily related to the sale of Jack in the Box restaurant properties to franchisees who were leasing the properties from us prior to the sale.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides information related to our operating segments in each period (in thousands):

	Quarter		Year-to-date
	July 7, 2024	July 9, 2023	July 7, 2024	July 9, 2023
Revenues by segment:
Jack in the Box restaurant operations	$281,749	$280,211	$926,351	$921,960
Del Taco restaurant operations	87,422	116,731	295,665	397,822
Consolidated revenues	$369,171	$396,942	$1,222,016	$1,319,782
Segment profit reconciliation:
Jack in the Box segment profit	$86,573	$88,067	$287,295	$300,950
Del Taco segment profit	8,884	7,970	29,295	37,476
Shared services and unallocated costs	(17,128)	(19,810)	(60,535)	(66,537)
Depreciation and amortization	13,827	14,460	46,206	48,460
Acquisition, integration, and strategic initiatives	4,723	2,463	14,612	5,359
Share-based compensation	2,357	2,059	11,018	7,991
Net COLI gains	(3,223)	(579)	(9,289)	(7,147)
Goodwill impairment	162,624	—	162,624	—
Losses (gains) on the sale of company-operated restaurants	65	(5,794)	1,384	(10,323)
Gains on acquisition of restaurants	—	—	(2,357)	—
Amortization of favorable and unfavorable leases and subleases, net	192	76	423	1,437
(Loss) earnings from operations	$(102,236)	$63,542	$31,434	$226,112
The Company does not evaluate, manage or measure performance of segments using asset, pension or post-retirement expense, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.

10.INCOME TAXES
Under GAAP, the Company ordinarily calculates its provision for income taxes at the end of each interim reporting period by computing an estimated annual effective tax rate adjusted for tax items that are discrete to each period. For the third quarter of fiscal year 2024, the Company calculated its interim tax provision based on actual year-to-date results because small changes in forecasted pre-tax book income led to large differences in the estimated annual effective tax rate.
For the third quarter and year-to-date of fiscal year 2024, the Company recorded income tax provisions of $0.1 million and $23.3 million, respectively, resulting in effective tax rates of negative 0.1% and negative 66.0%, respectively. The effective tax rates for such periods differed from the U.S. statutory tax rate primarily due to the impairment of non-deductible goodwill partially offset by the reversal of state deferred tax liabilities on basis difference of investments in subsidiaries and non-taxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans.
For the third quarter and year-to-date of fiscal year 2023, the Company recorded income tax provisions of $14.1 million and $47.7 million, respectively, resulting in effective tax rates of 32.6% and 30.4%, respectively. The effective tax rates for such periods differed from the U.S. statutory tax rate primarily due to the impact of estimated disposals of non-deductible goodwill attributable to refranchising transactions partially offset by non-taxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans.

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
Net periodic benefit cost (credit) — The components of net periodic benefit cost (credit) in each period were as follows (in thousands):

	Quarter		Year-to-date
	July 7, 2024	July 9, 2023	July 7, 2024	July 9, 2023
Defined benefit pension plans:
Interest cost	$4,380	$4,434	$14,599	$14,782
Expected return on plan assets	(3,457)	(3,486)	(11,524)	(11,619)
Actuarial losses (1)	701	708	2,335	2,359
Amortization of unrecognized prior service costs (1)	3	5	11	15
Net periodic benefit cost	$1,627	$1,661	$5,421	$5,537
Post-retirement healthcare plans:
Interest cost	$164	$162	$547	$539
Actuarial gains (1)	(211)	(215)	(703)	(717)
Net periodic benefit credit	$(47)	$(53)	$(156)	$(178)
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
Future cash flows — The Company’s policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for the Qualified Plan. Details regarding 2024 contributions are as follows (in thousands):

	SERP	Post-Retirement Healthcare Plans
Net year-to-date contributions	$3,930	$854
Remaining estimated net contributions during fiscal 2024	$1,208	$251
The Company continues to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. The Company does not anticipate making any contributions to our Qualified Plan in fiscal 2024.

12.STOCKHOLDERS EQUITY AND REPURCHASES OF COMMON STOCK
Repurchases of common stock — The Company repurchased 0.8 million shares of its common stock in the year-to-date period ended July 7, 2024 for an aggregate cost of $55.4 million, including applicable excise tax. As of July 7, 2024, there was $195.0 million remaining under share repurchase programs authorized by the Board of Directors which do not expire.
Dividends — Through July 7, 2024, the Board of Directors declared three cash dividends of $0.44 per common share totaling $25.8 million. Future dividends are subject to approval by our Board of Directors.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.WEIGHTED AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	July 7, 2024	July 9, 2023	July 7, 2024	July 9, 2023
Weighted-average shares outstanding – basic	19,454	20,487	19,690	20,738
Effect of potentially dilutive securities:
Nonvested stock awards and units	74	161	133	122
Stock options	—	1	—	1
Performance share awards	13	—	13	—
Weighted-average shares outstanding – diluted	19,541	20,649	19,836	20,861
Excluded from diluted weighted-average shares outstanding:
Antidilutive	257	15	22	26
Performance conditions not satisfied at the end of the period	136	105	136	105

14.COMMITMENTS AND CONTINGENCIES
Legal matters — The Company assesses contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of July 7, 2024, the Company had accruals of $16.0 million for all of its legal matters in aggregate, presented within “Accrued liabilities” on our consolidated balance sheet. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure and the ultimate amount of loss may differ materially from these estimates in the near term.
Gessele v. Jack in the Box Inc. — In August 2010, five former Jack in the Box employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that Jack in the Box failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. The parties participated in a voluntary mediation on March 16, 2020, but the matter did not settle. On October 24, 2022, a jury awarded plaintiffs approximately $6.4 million in damages and penalties. The Company continues to dispute liability and the damage award and both parties have filed appeals of the verdict. As of July 7, 2024, the Company has accrued the verdict amount above, as well as estimated prejudgment and post-judgment interest and fee award, for an additional $9.1 million. These amounts are included within “Accrued liabilities” on our condensed consolidated balance sheet. The Company will continue to accrue for post-judgment interest until the matter is resolved.
Torrez — In March 2014, a former Del Taco employee filed a purported Private Attorneys General Act claim and class action alleging various causes of action under California’s labor, wage, and hour laws. The plaintiff generally alleges Del Taco did not appropriately provide meal and rest breaks and failed to pay wages and reimburse business expenses to its California non-exempt employees. On November 12, 2021, the court granted, in part, the plaintiff's motion for class certification. The parties participated in voluntary mediation on May 24, 2022 and June 3, 2022. On June 4, 2022, we entered into a Settlement Memorandum of Understanding which obligated the Company to pay a gross settlement amount of $50.0 million, for which in exchange we will be released from all claims by the parties. On August 8, 2023, the court issued its final approval of the settlement and on August 9, 2023 final judgement was entered. The Company made its first payment of half of the settlement amount on August 28, 2023. Payment of the second half was made on November 27, 2023. As of July 7, 2024, the Company does not have any further amounts accrued on our condensed consolidated balance sheet for this matter.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
J&D Restaurant Group — On April 17, 2019, the trustee for a bankrupt former franchisee filed a complaint generally alleging the Company wrongfully terminated the franchise agreements and unreasonably denied two perspective purchasers the former franchisee presented. The parties participated in a mediation in April 2021, and again in December 2022, but the matter did not settle. The trial commenced on January 9, 2023 and on February 8, 2023, the jury returned a verdict finding the Company had not breached any contracts in terminating the franchise agreements or denying the proposed buyers. However, while the jury also found the Company had not violated the California Unfair Practices Act, it found for the plaintiff on the claim for breach of implied covenant of good faith and fair dealing, and awarded $8.0 million in damages. On May 9, 2023, the court granted the Company’s post-trial motion, overturning the jury verdict and ordering the plaintiff take nothing on its claims. As a result, the Company reversed the prior $8.0 million accrual, and as of July 7, 2024, the Company has no amounts accrued for this case on its condensed consolidated balance sheet. The Plaintiff has appealed the trial court’s post-trial rulings.
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
Lease guarantees — We remain contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of July 7, 2024, the maximum potential liability of future undiscounted payments under these leases is approximately $20.9 million. The lease terms extend for a maximum of approximately 14 more years and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.

15.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	July 7, 2024	July 9, 2023
Non-cash investing and financing transactions:
Decrease in obligations for purchases of property and equipment	$3,825	$2,472
Increase in dividends accrued or converted to common stock equivalents	$210	$212
Right-of use assets obtained in exchange for operating lease obligations	$165,200	$181,874
Right-of use assets obtained in exchange for finance lease obligations	$—	$870

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16.SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	July 7, 2024	October 1, 2023
Accounts and other receivables, net:
Trade	$79,971	$93,660
Notes receivable, current portion	2,036	2,262
Income tax receivable	832	949
Other	7,762	6,953
Allowance for doubtful accounts	(4,373)	(4,146)
	$86,228	$99,678
Property and equipment, net:
Land	$94,467	$92,007
Buildings	962,745	968,221
Restaurant and other equipment	156,497	166,714
Construction in progress	57,970	31,647
	1,271,679	1,258,589
Less accumulated depreciation and amortization	(851,443)	(846,559)
	$420,236	$412,030
Other assets, net:
Company-owned life insurance policies	$124,981	$113,205
Deferred rent receivable	41,161	41,947
Franchise tenant improvement allowance	42,306	43,590
Notes receivable, less current portion	10,169	11,927
Other	35,515	30,038
	$254,132	$240,707
Accrued liabilities:
Legal accruals	$16,045	$40,877
Income tax liabilities	—	58,155
Payroll and related taxes	36,069	49,521
Insurance	29,017	31,349
Sales and property taxes	23,117	30,508
Deferred rent income	16,812	19,397
Advertising	9,078	15,597
Deferred franchise and development fees	6,534	5,952
Other	42,014	50,822
	$178,686	$302,178
Other long-term liabilities:
Defined benefit pension plans	$46,897	$48,375
Deferred franchise and development fees	43,690	44,522
Other	52,194	50,226
	$142,781	$143,123

17.SUBSEQUENT EVENTS
Refranchising — Subsequent to the end of the third quarter of 2024, the Company signed agreements to refranchise 27 Del Taco restaurants in Los Angeles and surrounding cities for $13.1 million
Dividends — On August 2, 2024, the Board of Directors declared a cash dividend of $0.44 per common share, to be paid on September 19, 2024, to shareholders of record as of the close of business on August 30, 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. In fiscal 2023, Del Taco operated on a fiscal year ending the Tuesday closest to September 30. Beginning fiscal 2024, Del Taco’s fiscal year shifted to align with Jack in the Box. As a result, Del Taco’s fiscal 2024 results include two fewer days. Fiscal years 2024 and 2023 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2024 and 2023 refer to the 12 weeks (“quarter”) and 40 weeks (“year-to-date”) ended July 7, 2024 and July 9, 2023, respectively, unless otherwise indicated.
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
OVERVIEW
Our Business
Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® and Del Taco® quick-service restaurants. As of July 7, 2024, we operated and franchised 2,195 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including two in Guam, and 597 Del Taco quick-service restaurants across 17 states.
We derive revenue from retail sales at company-operated restaurants and rental revenue, royalties (based upon a percent of sales), franchise fees and contributions for advertising and other services from franchisees.

RESULTS OF OPERATIONS
The following tables summarize changes in same-store sales for Jack in the Box and Del Taco company-operated, franchised, and system restaurants:

	Quarter		Year-to-date
Jack in the Box:	July 7, 2024	July 9, 2023	July 7, 2024	July 9, 2023
Company	0.1%	6.9%	0.6%	10.3%
Franchise	(2.4%)	8.0%	(1.3%)	8.2%
System	(2.2%)	7.9%	(1.1%)	8.4%

	Quarter		Year-to-date
Del Taco:	July 7, 2024	July 9, 2023	July 7, 2024	July 10, 2022 (1)
Company	(3.5%)	1.7%	(0.9%)	2.8%
Franchise	(4.1%)	1.8%	(0.7%)	2.5%
System	(3.9%)	1.7%	(0.8%)	2.6%

The following tables summarize year-to-date changes in the number and mix of company and franchise restaurants for our two brands:

	2024			2023
Jack in the Box:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	142	2,044	2,186	146	2,035	2,181
New	2	11	13	—	14	14
Refranchised	—	—	—	(5)	5	—
Closed	—	(4)	(4)	(1)	(3)	(4)
End of period	144	2,051	2,195	140	2,051	2,191
% of system	7%	93%	100%	6%	94%	100%

	2024			2023
Del Taco:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	171	421	592	290	301	591
New	2	10	12	—	7	7
Acquired from franchisees	9	(9)	—	—	—	—
Refranchised	(13)	13	—	(66)	66	—
Closed	(4)	(3)	(7)	(3)	(1)	(4)
End of period	165	432	597	221	373	594
% of system	28%	72%	100%	37%	63%	100%

The following tables summarize restaurant sales for company-operated, franchised, and systemwide sales for our two brands (in thousands):

	Quarter		Year-to-date
Jack in the Box:	July 7, 2024	July 9, 2023	July 7, 2024	July 9, 2023
Company-operated restaurant sales	$100,355	$96,820	$331,339	$318,451
Franchised restaurant sales (1)	931,303	948,457	3,069,318	3,088,697
Systemwide sales (1)	$1,031,658	$1,045,277	$3,400,657	$3,407,148

	Quarter		Year-to-date
Del Taco:	July 7, 2024	July 9, 2023	July 7, 2024	July 9, 2023
Company-operated restaurant sales	$66,125	$101,696	$226,279	$352,860
Franchised restaurant sales (1)	157,231	129,112	510,561	394,105
Systemwide sales (1)	$223,356	$230,808	$736,840	$746,965
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

Jack in the Box Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Quarter				Year-to-date
	July 7, 2024		July 9, 2023		July 7, 2024		July 9, 2023
Company restaurant sales	$100,355		$96,820		$331,339		$318,451
Company restaurant costs:
Food and packaging	$29,352	29.2%	$30,384	31.4%	$97,099	29.3%	$101,551	31.9%
Payroll and employee benefits	$32,421	32.3%	$29,292	30.3%	$103,404	31.2%	$97,930	30.8%
Occupancy and other	$17,464	17.4%	$16,021	16.5%	$55,941	16.9%	$52,397	16.5%
Company restaurant sales increased $3.5 million, or 3.7% in the quarter and $12.9 million, or 4.0% year-to-date compared to the prior year. The following table presents the approximate impact of changes in AUVs and the number of restaurants on company restaurant sales for each respective period (in millions):

	Quarter	Year-to-date
AUV (decrease) increase	$0.0	$3.1
Change in the average number of restaurants	3.3	9.6
Other	0.2	0.2
Total change in company restaurant sales	$3.5	$12.9

Same-store sales at company-operated restaurants increased 0.1% in the quarter and 0.6% year-to-date compared to a year ago. The following table summarizes the change versus a year ago:

	Quarter		Year-to-date
	July 7, 2024	July 9, 2023	July 7, 2024	July 9, 2023
Average check (1)	4.0%	5.8%	3.6%	7.1%
Transactions	(3.9%)	1.1%	(3.0%)	3.2%
Change in same-store sales	0.1%	6.9%	0.6%	10.3%
____________________________
(1)Includes price increases of approximately 8.4% in the quarter and 7.6% year-to-date.
Food and packaging costs as a percentage of company restaurant sales decreased 2.2% in the quarter and 2.6% year-to-date compared to the prior year primarily due to commodity deflation and menu price increases, partially offset by unfavorable menu item mix.
Commodity deflation was 0.5% in the quarter and 1.5% year-to-date. The greatest impacts were seen in poultry and beef in the quarter, and beef, produce and poultry, on a year-to-date basis.
Payroll and employee benefit costs as a percentage of company restaurant sales increased 2.0% in the quarter and 0.4% year-to-date compared to the prior year. During the quarter and on a year-to-date basis, increases in wage inflation and group insurance were offset by decreases in incentive compensation. Labor inflation was approximately 14.9% in the quarter and 6.9% year-to-date for the current year.
Occupancy and other costs, as a percentage of company restaurant sales, increased 0.9% in the quarter and 0.4% year-to-date compared to the prior year. For the quarter, these increases were primarily due to higher utilities and insurance costs. For the year-to-date period, these increases were primarily due to higher security costs, other operating costs, partially offset by lower maintenance and repair costs.

Jack in the Box Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	July 7, 2024	July 9, 2023	July 7, 2024	July 9, 2023
Franchise rental revenues	$82,154	$83,271	$267,350	$270,277

Royalties	46,490	47,373	153,227	161,343
Franchise fees and other	1,332	1,388	5,475	4,855
Franchise royalties and other	47,822	48,761	158,702	166,198
Franchise contributions for advertising and other services	51,419	51,360	168,960	167,034
Total franchise revenues	$181,395	$183,392	$595,012	$603,509

Franchise occupancy expenses	$51,055	$51,013	$167,092	$165,575
Franchise support and other costs	2,894	3,526	9,399	7,084
Franchise advertising and other services expenses	52,810	53,519	174,706	174,730
Total franchise costs	$106,759	$108,058	$351,197	$347,389
Franchise costs as a percentage of total franchise revenues	58.9%	58.9%	59.0%	57.6%

Average number of franchise restaurants	2,036	2,035	2,037	2,035
% increase	—%		0.1%
Franchised restaurant sales	$931,303	$948,457	$3,069,318	$3,088,697
Franchised restaurant AUVs	$457	$466	$1,507	$1,518
Royalties as a percentage of total franchised restaurant sales (1)	5.0%	5.0%	5.0%	5.2%
____________________________
(1)Excluding the impact of the $7.3 million termination fee in the first quarter of 2023 royalties as a percentage of total franchised restaurant sales would be 5.0%.
Franchise rental revenues decreased $1.1 million, or 1.3% in the quarter and $2.9 million, or 1.1% year-to-date, compared to the prior year primarily due to lower percentage rent of $2.7 million in the quarter and $6.2 million year-to-date, respectively, driven by lower franchise restaurant sales. These decreases were partially offset by increases in minimum rent of $0.9 million and $2.7 million, in the respective periods, as well as an increase of $1.3 million and $1.3 million, related to lease terminations, respectively.
Franchise royalties and other decreased $0.9 million, or 1.9% in the quarter and $7.5 million, or 4.5% year-to-date. In the quarter, the decrease was primarily due to lower royalty income of $0.9 million driven by lower sales. The year-to-date decrease was primarily due to a $7.3 million termination fee paid in the prior year by a franchise operator to sell his restaurants to a new franchisee, partially offset by an increase in franchise early termination fees in the current year. Refer also to Note 2, Revenue, in the notes to the condensed consolidated financial statements for additional information.
Franchise contributions for advertising and other services revenues increased $0.1 million, or 0.1% in the quarter and $1.9 million, or 1.2% year-to-date, as compared to the prior year. The increase in the quarter is primarily due to an increase in digital and technology fees of $0.9 million offset by lower marketing contribution of $0.9 million, driven by lower franchise restaurant sales. On a year-to-date basis, the increase is primarily due to the increase in digital and technology fees of $2.7 million offset by lower marketing contribution of $1.1 million.
Franchise occupancy expenses, primarily rent, increased less than $0.1 million, or 0.1% in the quarter and $1.5 million, or 0.9% year-to-date compared to the prior year primarily due to an increase in operating lease costs in the current year.
Franchise support and other costs decreased $0.6 million, or 17.9% in the quarter, and increased $2.3 million, or 32.7% year-to-date compared to the prior year. Year-to-date, the increase is primarily due to the rollover of a bad debt reversal in the prior year.

Franchise advertising and other service expenses decreased $0.7 million, or 1.3% in the quarter and was essentially flat year-to-date compared to the prior year. In the quarter, the decrease is primarily driven by lower franchise marketing expense due to lower sales, partially offset by higher costs for digital processing fees. On a year-to-date basis, the decrease from lower sales driving lower marketing expenses was offset by higher franchise IT revenue costs as well as higher costs for digital processing fees.
Del Taco Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Quarter				Year-to-date
	July 7, 2024		July 9, 2023		July 7, 2024		July 9, 2023
Company restaurant sales	$66,125		$101,696		$226,279		$352,860
Company restaurant costs:
Food and packaging	$16,898	25.6%	$28,171	27.7%	$59,198	26.2%	$98,247	27.8%
Payroll and employee benefits	$25,495	38.6%	$34,579	34.0%	$81,621	36.1%	$119,617	33.9%
Occupancy and other	$14,901	22.5%	$21,254	20.9%	$50,832	22.5%	$75,523	21.4%
Company restaurant sales decreased $35.6 million or 35.0% in the quarter and $126.6 million or 35.9% year-to-date compared to the prior year. These decreases were primarily due to the refranchising of 58 company-operated restaurants and the closing of 10 company-operated restaurants since the third quarter of 2023 and decreases in same store sales, for both the quarter and year-to-date compared to the prior year. The following table presents the approximate impact of changes in AUVs and the number of restaurants on company restaurant sales for each respective period on company restaurant sales (in millions):

	Quarter	Year-to-date
AUV (decrease) increase	$(2.8)	$(4.0)
Change in the average number of restaurants	(33.3)	(122.3)
Other	0.5	(0.3)
Total change in company restaurant sales	$(35.6)	$(126.6)
Same-store sales at company-operated restaurants decreased 3.5% in the quarter and decreased 0.9% year-to-date compared to a year ago. The following table summarizes the change versus a year ago:

	Quarter		Year-to-date
	July 7, 2024	July 9, 2023	July 7, 2024	July 9, 2023
Average check (1)	5.3%	4.1%	3.9%	6.7%
Transactions	(8.8%)	(2.4%)	(4.8%)	(3.9%)
Change in same-store sales	(3.5%)	1.7%	(0.9%)	2.8%
________________________
(1)Includes price increases of approximately 8.0% in the quarter and 7.0% year-to-date.
Food and packaging costs as a percentage of company restaurant sales decreased 2.1% in the quarter and 1.6% year-to-date, compared to the prior year primarily due to menu price increases and the change in mix of restaurants resulting from company restaurant refranchising, partially offset by commodity inflation.
Commodity costs inflation was 0.2% in the quarter and deflation of 0.5% year-to-date. The greatest impact on the quarter inflation was seen in produce and dairy, and the greatest impact on the year-to-date deflation was in cheese and pork.
Payroll and employee benefit costs as a percentage of company restaurant sales increased 4.6% in the quarter and 2.2% year-to-date, compared to the prior year primarily due to labor inflation, which was 17.7% in the quarter and 7.9% year-to-date.
Occupancy and other costs as a percentage of company restaurant sales increased 1.6% in the quarter and 1.1% year-to-date, compared to the prior year primarily due to higher utilities and increased information technology costs.

Del Taco Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	July 7, 2024	July 9, 2023	July 7, 2024	July 9, 2023
Franchise rental revenues	$6,971	$2,977	$20,797	$8,321

Royalties	7,287	6,129	24,055	18,721
Franchise fees and other	184	79	950	422
Franchise royalties and other	7,471	6,208	25,005	19,143
Franchise contributions for advertising and other services	6,854	5,849	23,583	17,497
Total franchise revenues	$21,296	$15,034	$69,385	$44,961

Franchise occupancy expenses	$6,934	$2,918	$20,612	$8,228
Franchise support and other costs	959	553	3,508	1,540
Franchise advertising and other services expenses	7,634	6,050	25,495	18,145
Total franchise costs	$15,527	$9,521	$49,615	$27,913
Franchise costs as a percentage of total franchise revenues	72.9%	63.3%	71.5%	62.1%

Average number of franchise restaurants	429	373	421	373
% increase	15.0%		12.9%
Franchised restaurant sales	$157,231	$129,112	$510,561	$394,105
Franchised restaurant AUVs	$367	$346	$1,213	$1,057
Royalties as a percentage of total franchised restaurant sales	4.6%	4.7%	4.7%	4.8%
Franchise rental revenues increased $4.0 million, or 134.2%, in the quarter and $12.5 million, or 149.9% year-to-date, compared to the prior year. The increase is primarily due to higher rental income resulting from new subleases related to the 58 restaurants refranchised since the third quarter of 2023.
Franchise royalties and other increased $1.3 million, or 20.3%, in the quarter and $5.9 million, or 30.6% year-to-date, compared to the prior year primarily due to royalties from the higher franchise restaurant sales resulting from the 58 restaurants refranchised and the 17 franchise-operated restaurants opened since the third quarter of 2023.
Franchise contributions for advertising and other services revenues increased $1.0 million, or 17.2%, in the quarter and $6.1 million, or 34.8% year-to-date, compared to the prior year primarily due to higher marketing contributions related to higher franchise restaurant sales resulting from the 58 restaurants refranchised and the 17 franchise-operated restaurants opened since the third quarter of 2023.
Franchise occupancy expenses, primarily rent, increased $4.0 million, or 137.6%, in the quarter and $12.4 million, or 150.5% year-to-date, compared to the prior year primarily due to higher rent related to franchise subleases for the 58 restaurants refranchised since the third quarter of 2023.
Franchise support and other costs increased $0.4 million, or 73.4%, in the quarter and $2.0 million, or 127.8% year-to-date, compared to the prior year primarily due to higher franchise development support costs in each period, as well as additional overhead costs on a year-to-date basis.
Franchise advertising and other service expenses increased $1.6 million, or 26.2%, in the quarter and $7.4 million, or 40.5% year-to-date, compared to the prior year primarily due to higher franchise restaurant sales resulting from the 58 restaurants refranchised and the 17 franchise-operated restaurants opened since the third quarter of 2023.

Company-Wide Results
Depreciation and Amortization
Depreciation and amortization for the quarter ended July 7, 2024 decreased $0.6 million in the quarter and $2.3 million year-to-date compared to the prior year period. The decreases in depreciation are primarily due to the refranchising of Del Taco restaurants since the prior year, as well as certain Jack in the Box franchise assets becoming fully depreciated. These decreases were partially offset by increases for new technology assets and new company restaurant openings.
Selling, General and Administrative (“SG&A”) Expenses
The following table presents the amounts for SG&A expenses in each period (in thousands):

	Quarter		Year-to-date
	July 7, 2024	July 9, 2023	July 7, 2024	July 9, 2023
Advertising	$8,267	$8,996	$26,438	$30,308
Share-based compensation	2,357	2,058	11,018	7,991
Cash surrender value of COLI policies, net	(3,223)	(579)	(9,289)	(7,147)
Litigation matters	518	333	1,236	5,262
Insurance	(1,149)	1,780	2,425	5,362
Other	22,810	27,029	81,372	87,388
	$29,580	$39,617	$113,200	$129,164
Advertising costs represent company contributions to our marketing funds and are generally determined as a percentage of company-operated restaurant sales. Advertising costs decreased $0.7 million in the quarter and $3.9 million on a year-to-date basis as compared to the prior year, primarily due to a decrease in company-operated restaurant sales in the current year which was driven by Del Taco refranchising.
Share-based compensation increased by $0.3 million in the quarter and $3.0 million on a year-to-date basis as compared to the prior year, primarily due to additional restricted stock unit awards, partially offset by lower performance-based equity awards due to lower performance metrics.
The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a favorable impact of $2.6 million in the quarter and $2.1 million on a year-to-date basis, compared to the prior year.
Litigation matters increased $0.2 million in the quarter and decreased $4.0 million on a year-to-date basis as compared to the prior year primarily due to the timing of litigation developments in each period, respectively. Refer to Note 14, Commitments and Contingencies, in the condensed consolidated financial statements for additional information related to the legal matters.
Insurance decreased $2.9 million in the quarter, as well as on a year-to-date basis, as compared to the prior year primarily due to the positive development factors related to workers compensation and general liability claims in each period, respectively.
Goodwill Impairment Charges
As of the June 9, 2024 testing date, the balance of the Del Taco reporting unit goodwill was $194.0 million. During the third quarter of 2024, the Company identified triggering events that indicated the goodwill allocated to the Del Taco reporting unit might be impaired. The triggering events related to i) a recent negative trend in Del Taco same store sales, ii) lower margins due in part to lower sales and wage increases required in California effective April 1, 2024 under AB 1228, iii) unfavorable changes in the economic environment specifically impacting our industry, including inflation and interest rates, and iv) a sustained lower share price. As a result, the Company performed a quantitative test over the Del Taco reporting unit, noting that the fair value of the reporting unit was less than the carrying value, which resulted in an impairment of goodwill of $162.6 million.

Other Operating Expenses (Income), Net
Other operating expenses (income), net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 7, 2024	July 9, 2023	July 7, 2024	July 9, 2023
Acquisition, integration, and strategic initiatives	$4,723	$2,463	$14,612	$5,359
Costs of closed restaurants and other	160	1,272	1,792	4,017
Operating restaurant impairment charges	136	4,395	136	4,395
Accelerated depreciation	95	66	485	519
Gains on acquisition of restaurants	—	—	(2,357)	—
Losses (gains) on disposition of property and equipment, net	527	(540)	1,675	(9,155)
	$5,641	$7,656	$16,343	$5,135
Other operating expenses (income), net decreased $2.0 million in the quarter and increased $11.2 million on a year-to-date basis, as compared to the prior year. For the quarter, the decrease was primarily due to $4.4 million of impairment charges recognized for Del Taco restaurants in the prior year, partially offset by an increase of $2.0 million in connection with consulting fees for strategic initiatives in the current year.
For the year-to-date period, the increase of $11.2 million was due to $9.5 million of gains recognized in the prior year from a sale of Jack in the Box restaurant properties to franchisees who were leasing the properties from us prior to the sale, as well as an increase of $9.3 million of consulting fees for strategic initiatives in the current year. These increases were partially offset by $4.4 million of impairment charges recognized for Del Taco restaurants last year, the $2.4 million purchase gain related to the acquisition of 9 Del Taco restaurants in the current year, as well as a $2.2 million decrease in costs of closed restaurants.
Gains and Losses on the Sale of Company-Operated Restaurants
For the fiscal 2024 year-to-date period, the Company sold 13 Del Taco company-operated restaurants to franchisees, for which the Company recognized a net loss on the sale of company-operated restaurants of $1.4 million.
For the fiscal 2023 year-to-date period, the Company sold five Jack in the Box company-operated restaurants and 66 Del Taco company-operated restaurants to franchisees, for which the Company recognized a net gain on the sale of company-operated restaurants of $10.3 million.
Refer to Note 3, Summary of Refranchisings and Assets Held for Sale, of the notes to the condensed consolidated financial statements for additional information regarding these transactions.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 7, 2024	July 9, 2023	July 7, 2024	July 9, 2023
Interest expense	$18,901	$19,201	$63,261	$65,462
Interest income	(499)	(539)	(1,770)	(1,295)
Interest expense, net	$18,402	$18,662	$61,491	$64,167
Interest expense, net, decreased $0.3 million in the quarter and $2.7 million year-to-date primarily due to lower average borrowings, as well as lower average interest rates, resulting in a decrease of $0.3 million and $2.1 million, respectively, in interest expense compared to the prior year. Additionally, there was an increase in interest income of $0.5 million year-to-date due to higher investment balances compared to fiscal year 2023.
Income Tax Expense
Under GAAP, the Company ordinarily calculates its provision for income taxes at the end of each interim reporting period by computing an estimated annual effective tax rate adjusted for tax items that are discrete to each period. For the third quarter of fiscal year 2024, the company calculated its interim tax provision based on actual year-to-date results because small changes in forecasted pre-tax book income led to large differences in the estimated annual effective tax rate.

For the third quarter and year-to-date of fiscal year 2024, the Company recorded income tax provisions of $0.1 million and $23.3 million, respectively, resulting in effective tax rates of negative 0.1% and negative 66.0%, respectively. The effective tax rates for such periods differed from the U.S. statutory tax rate primarily due to the impairment of non-deductible goodwill partially offset by the reversal of state deferred tax liabilities on basis difference of investments in subsidiaries and non-taxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans.
For the third quarter and year-to-date of fiscal year 2023, the Company recorded income tax provisions of $14.1 million and $47.7 million, respectively, resulting in effective tax rates of 32.6% and 30.4%, respectively. The effective tax rates for such periods differed from the U.S. statutory tax rate primarily due to the impact of estimated disposals of non-deductible goodwill attributable to refranchising transactions partially offset by non-taxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans.

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
As of July 7, 2024, the Company had $50.8 million of cash and restricted cash on its consolidated balance sheet and available borrowings of $175.5 million under our $150.0 million Variable Funding Notes and our $75.0 million revolving credit facility. The Company continually assesses the optimal sources and uses of cash for our business. We review our balance sheet for any undervalued assets and pursue opportunities for capital sources, including the sale of our owned Jack in the Box properties and refranchising, primarily for Del Taco in the near term.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility and revolving credit facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Year-to-date
	July 7, 2024	July 9, 2023
Total cash provided by (used in):
Operating activities	$39,263	$182,071
Investing activities	(68,288)	25,488
Financing activities	(106,124)	(161,579)
Net cash flows	$(135,149)	$45,980
Operating Activities. Operating cash flows decreased $142.8 million compared with a year ago. This is primarily due to an unfavorable change in working capital of $138.0 million, as well as lower net income, when adjusted for non-cash items, of $4.8 million. The change in working capital is primarily a result of the decrease of $58.2 million of income tax liabilities (of which $50.3 million was a payment deferred from 2023 in connection with the Southern California winter storm disaster area declaration), a decrease in accrued legal of $29.8 million (of which $25.5 million is due to the final payment of the Torrez litigation), a decrease in the advertising accruals of $14.9 million due to timing, and a decrease in payroll and related taxes accrual of $13.6 million due to company-operated restaurant refranchising activity.
Investing Activities. Cash flows from investing activities decreased by $93.8 million compared with a year ago primarily due to higher purchases of property and equipment of $29.1 million in the current year, lower proceeds from the sale of Jack in the Box restaurant properties to franchisees of $14.3 million in the current year, and lower proceeds from the sale of company-operated restaurants of $49.7 million.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	July 7, 2024	July 9, 2023
Restaurants:
Remodel / refresh programs	$8,728	$6,222
Restaurant facility expenditures	30,787	21,924
Purchases of assets intended for sale	18,584	13,241
Purchase of land	2,144	—
Restaurant information technology	18,794	10,463
	79,037	51,850
Corporate Services:
Information technology	6,313	4,559
Corporate facilities	418	260
	6,731	4,819

Total capital expenditures	$85,768	$56,669
The increase in restaurant facility expenditures includes amounts spent on capital maintenance and other operational initiatives. The increase for the purchases of assets intended for sale includes amounts spent on exercising our right of first refusal to purchase land and building which we intend to sell to franchisees and/or sell and leaseback. The increase for corporate information technology includes spending in connection with our new enterprise resource planning system and digital workflow platform.
Sale of Company-Operated Restaurants — The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands).

	Year-to-date
	July 7, 2024	July 9, 2023
Number of Jack in the Box restaurants sold to franchisees	—	5
Number of Del Taco restaurants sold to franchisees	13	66
Total proceeds	$2,168	$51,845
For further information, see Note 3, Summary of Refranchisings and Assets Held for Sale, in the notes to the condensed consolidated financial statements.
Financing Activities. Cash flows from financing activities decreased by $55.5 million compared with a year ago. The change is primarily due to the $50.0 million repayment in the prior year on the Variable Funding Notes and the $5.4 million decrease in stock repurchases in the current year versus the prior year.
Repurchases of common stock — The Company repurchased 0.8 million shares of its common stock in fiscal 2024 for an aggregate cost of $55.4 million. As of July 7, 2024, there was $195.0 million remaining under share repurchase programs authorized by the Board of Directors which do not expire.
Dividends — Up through July 7, 2024, the Board of Directors declared three cash dividends of $0.44 per common share totaling $25.8 million.
On August 2, 2024, the Board of Directors declared a cash dividend of $0.44 per share, to be paid on September 19, 2024, to shareholders of record as of the close of business on August 30, 2024.
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

The Company also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. As of July 7, 2024, we did not have any outstanding borrowings and had available borrowing capacity of $100.5 million under our Variable Funding Notes, net of letters of credits issued of $49.5 million.
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
Restricted cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of July 7, 2024, the Company had restricted cash of $29.1 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-1 and A-2 Notes.
Covenants and restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of July 7, 2024, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
Revolving credit facility — In connection with the Del Taco acquisition, Del Taco’s existing debt related to a Syndicated Credit Facility dated August 5, 2015, was repaid and extinguished on the Closing Date. On the Closing Date, Del Taco entered into a new syndicated credit facility with an aggregate principal amount of up to $75.0 million, which was extended and now matures on February 28, 2025. The revolving credit facility, as amended, includes a limit of $20.0 million for letters of credit, all of which were cancelled as of October 1, 2023. As of July 7, 2024, we had no outstanding borrowings and available borrowing capacity of $75.0 million under the facility.

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
•The COVID-19 pandemic has disrupted and may continue to disrupt our business, which has affected and could continue to materially affect our operations, financial condition, and results of operations.
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

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended July 7, 2024, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
During the quarter ended July 7, 2024, we implemented a new enterprise resource planning (“ERP”) system. The new ERP system replaced legacy systems in which a significant portion of our business transactions originated, were processed, or were recorded. Additionally, we converted certain boundary applications for Del Taco so that they would interface with the new ERP system. The new ERP system is intended to provide us with enhanced transactional processing, security and management tools and is an important component of our system of disclosure controls and procedures.
There have been no other changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 7, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — In the third quarter of 2024, we repurchased 0.3 million shares of our common stock for an aggregate cost of $15.1 million, including the applicable excise tax. As of July 7, 2024, this leaves $195.0 million remaining under share repurchase programs authorized by the Board of Directors.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs (in thousands)
				$210,000
April 15, 2024 - May 12, 2024	—	$—	—	$210,000
May 13, 2024 - June 9, 2024	155,041	$54.83	155,041	$195,000
June 10, 2024 - July 7, 2024	117,111	$55.50	117,111	$195,000
	—	$—	—	$195,000
Total	272,152		272,152

ITEM 3.        DEFAULTS OF SENIOR SECURITIES
None.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
During the three months ended July 7, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term in defined in Item 408(a) of Regulation S-K.
On May 23, 2024, the Company entered into a Rule 10b5-1 trading arrangement to repurchase shares of the Company’s common stock up to an aggregate purchase price of $15.0 million. This Rule 10b5-1 trading arrangement subsequently terminated on July 5, 2024.

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
Brian Scott
Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: August 6, 2024