Form 10-K
period 2024-09-29
JACK IN THE BOX INC
filed 2024-11-21
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2024

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
Large accelerated filer ☑        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price reported on the NASDAQ Global Select Market — Composite Transactions as of April 14, 2024, was approximately $1.2 billion.
Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 14, 2024 — 18,830,547.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

PART I
ITEM 1.    BUSINESS
The Company
Overview. Jack in the Box Inc. (NASDAQ: JACK), a Delaware corporation (the “Company” or “Jack in the Box”), founded and headquartered in San Diego, California, is a restaurant company that operates and franchises Jack in the Box®, one of the nation's largest hamburger chains with approximately 2,200 restaurants across 22 states, and Del Taco®, one of the nation’s largest Mexican-American quick service restaurants (“QSR”) chains with approximately 600 restaurants across 17 states.
References to the Company throughout this Annual Report on Form 10-K are made using the first person notations of “we”, “us” and “our.”
Restaurant Brands
Jack in the Box. Jack in the Box restaurants offer a broad selection of distinctive products including classic burgers like its Jumbo Jack® and innovative product lines such as the Buttery Jack® and Smash Jack® burgers. Jack in the Box also offers quality products such as breakfast sandwiches with freshly cracked eggs, as well as craveable favorites such as tacos, curly fries, egg rolls, specialty sandwiches and real ice cream shakes, among many other items. Jack in the Box allows its guests to customize meals to their tastes and order any product on the menu when they want it, including breakfast at night, or burgers and chicken in the morning. The Jack in the Box trademark of variety and innovation has led to the development of five true day parts: breakfast, lunch, snack, dinner, and late night.
Jack in the Box opened its first restaurant in 1951 and has since become one of the nation’s largest hamburger chains. Based on number of restaurants, the top 10 major markets of Jack in the Box comprise approximately 70% of the total system, and Jack in the Box is at least the third largest QSR hamburger chain in each of those major markets. As of September 29, 2024, Jack in the Box operated and franchised 2,191 quick-service restaurants, primarily in the western and southern United States, including two in Guam and two in Mexico. Of those total Jack in the Box restaurants at fiscal year-end, 2,041, or 93%, were franchised.
Del Taco. Del Taco offers a unique variety of both Mexican and American favorites such as burritos and fries, prepared fresh in every restaurant's kitchen with the value and convenience of a drive-thru. Del Taco's menu items taste better because they are made with quality ingredients like freshly grilled chicken and carne asada steak, fresh house-made guacamole, freshly grated cheddar cheese, slow-cooked beans made from scratch, and creamy Queso Blanco.
Founded in 1964, today Del Taco serves more than three million guests each week at its restaurants. Del Taco’s commitment to providing guests with the best quality and value for their money originates from cooking, chopping, shredding, and grilling menu items from scratch. As of September 29, 2024, Del Taco operated and franchised 594 restaurants. Of those total Del Taco restaurants at fiscal year-end, 461, or 78%, were franchised.
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
•Expand Our Brands Reach by creating modular and flexible restaurant designs, building company-operated stores to help seed growth, and increasing franchise candidate and restaurant site lead generations.

This strategy builds on our historical strengths with our Jack in the Box and Del Taco differentiated, challenger brands. Those strengths include our uniquely broad menus, operational capabilities, passionate and loyal guests, committed team members and franchisees, and ability to invest in development and innovation that will deliver long term growth.
Del Taco Refranchising Strategy
In fiscal year 2024, we continued our refranchising strategy with three main intentions. First, to create a company-wide asset-light model that will benefit from mitigating exposure to macroeconomic pressures; second, to generate incremental development agreements throughout the refranchising process that provide a more robust unit growth pipeline than otherwise achievable; and third, to provide a more efficient capital structure.
Our objective is to be asset-light as we navigate market forces. We refranchised 47 Del Taco restaurants in fiscal year 2024, and 111 Del Taco restaurants in 2023. In connection with the 2024 refranchising, we added 42 new development commitments. Throughout 2025, we will continue refranchising and adjust the rate, pace and sequence of those efforts to balance the impact to earnings.
Franchising Program
Jack in the Box. The franchise agreement generally provides for an initial franchise fee of $50,000 per restaurant for a 20-year term, and royalty and marketing payments generally set at 5.0% of gross sales. Royalty rates are typically 5.0% of gross sales with some legacy agreements at higher rates. Some existing agreements provide for lower royalties for a limited time and may have variable rates. We may offer development agreements to franchisees (referred to in this context as “Developers”) for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers may be required to pay fees for certain company-sourced new sites. Developers may lose their rights to future development if they do not maintain the required opening schedule. To stimulate growth, we have offered an incentive program that provides discounted royalty fees for franchisees who maintain development compliance and sign a Development Agreement for a minimum of three restaurants to be developed and opened under the development schedule during the timeframe specified under the Development Agreement.
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
Jack in the Box offers three prototypical “CRAVED” image restaurant designs, and Del Taco offers three prototypical “Fresh Flex” image restaurant designs, each that feature the same kitchen engine but different dining room configurations to provide maximum flexibility when considering properties for development. This flexibility enables the Company and franchisees to optimize the layout and configuration of a new restaurant with the property’s specific economic, demographic, geographic, or physical characteristics. Included in the prototype offering is an off-premise-only restaurant, which is designed to meet the continued increasing demand for drive-thru service and digital ordering. The prototype portfolios are designed for free-standing locations but can be adapted to fit in a variety of spaces such as conversions, c-stores, travel plazas, and end-cap locations.
The Jack in the Box restaurants are approximately 1,372 square feet, the restaurant can support a Y-Lane drive-thru configuration, provides a walk-up window for ordering, dual assembly kitchens, and a dedicated pick-up window for mobile and third-party delivery orders. The goal of this design is to reduce build out costs, while also increasing real estate flexibility. In addition, an approximate 2,003 square foot, 22-seat dining room building, and an approximate 2,450 square foot 50-seat dining room building designs are available.

The Del Taco restaurants are approximately 1,152 square feet, the restaurant can support a Y-Lane drive-thru configuration, provides a walk-up window for ordering and a dedicated pick-up window or lockers for mobile and third-party delivery orders. The goal of this design is to reduce build out costs, while also increasing real estate flexibility. In addition, an approximate 2,021 square-foot, 34-seat dining room building, and an approximate 2,304 square-foot 48-seat dining room building designs are available.
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
Del Taco. Restaurant managers, assistant managers, shift managers and team leaders are certified through a series of online and on the job training modules. Every team member receives training modules focused on helping the team member clearly understand the brand and their role as well as modules focusing on the specifics of how to provide a consistent customer experience, how to complete specific tasks for their assigned position and ensure food safety. The training program is a blended learning approach including e-learning courses, hands-on exercises, and online knowledge validation tests. Before certification, shift managers attend a 2-hour virtual training, assistant managers attend a 1-day in person class and general managers attend a 2 day in-person class, all led by the training department or certified trainer.
Food Safety
Our “farm-to-fork” food safety program is designed to maintain high standards for the food products and food preparation procedures used by our vendors and in our restaurants. We maintain product specifications for our ingredients and our Food Safety and Technical Services Department must approve all suppliers of food products to our restaurants. We use third-party and internal audits to review the food safety management programs of our vendors. We manage food safety in our restaurants through a comprehensive food safety management program that is based on the Food and Drug Administration (“FDA”) Food Code requirements. The food safety management program includes employee training, ingredient testing, documented restaurant practices, and attention to product safety at each stage of the food preparation cycle. In addition, our food safety management program uses American National Standards Institute certified food safety training programs to train our company and franchise restaurant management employees on food safety practices for our restaurants.
Supply Chain
At both brands, we contract with a single primary food service distributor for substantially all of our food and supplies. Under the current contracts, this distributor will provide distribution services to both our Jack in the Box and Del Taco restaurants through August 2027.
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
Information Systems
Our Jack in the Box and Del Taco restaurant software allows for daily polling of sales, inventory, and other data from the restaurants directly. Our company restaurants and traditional-site franchise restaurants use standardized Android and Windows-based touch screen point-of-sale (“POS”) platforms. These platforms allow the restaurants to accept cash, credit cards, and our re-loadable gift cards. The single POS system for all restaurants helps franchisees and brand managers adapt more quickly to meet consumer demands and introduce new products, pricing, promotions, and technologies such as the Jack in the Box and Del Taco mobile apps, third party delivery, or any other business-driving initiative while maintaining a secure, PCI-compliant payment system. We also provide an ordering website and integrated mobile app featuring a full array of capabilities including full menu ordering, customization options, location finder, product and restaurant information, flexible delivery or pickup options and an integrated loyalty program.

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
Advertising and Promotion
Our brands run highly coordinated marketing and advertising campaigns to create customer awareness, engage fans, and maximize positive brand associations. We build brand awareness and drive sales through our marketing and advertising programs. These activities are supported primarily by financial contributions to a marketing fund from all company and franchise restaurants based on a percentage of gross sales. We use multiple marketing channels to broadly drive brand awareness, which include, but are not limited to, television, connected TV, radio, digital and social media, outdoor and direct mail. We may utilize local radio, print, internet advertising, and billboards for some of the less developed markets, reaching consumers through our branded mobile app and delivery partnerships.
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
Human Capital Management
Jack in the Box and Del Taco recognizes and takes care of its employees by paying competitive wages and offering a wide range of benefits and recognition programs. We are proud of our employees, many who began their career in our restaurants as their first entry-level job, are given the opportunity to grow and advance their careers as we invest in their education and career development.
As of September 29, 2024, for our combined brands, we had 8,168 employees, of whom 7,542 were restaurant employees, 571 were corporate management and staff, and 55 were field operations management. Most of our employees are paid on an hourly basis, except for district and restaurant managers, and certain restaurant support center management and staff positions. We employ both full-time and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations and meet the individual needs of our employees. As of the end of fiscal 2024, approximately 87% of our restaurant employees were part-time. We have not experienced any significant work stoppages.
Our Total Rewards framework includes pay and recognition, health and wellness, financial well-being, work/life happiness, culture and community, and learning and development. We take care in providing employees with market-competitive pay and benefits and flexibility with respect to benefit choices. For our company-operated restaurant positions nationwide, positions are assigned to a pay range that best reflects geographic market pricing of similar jobs in the restaurant industry, and additionally for restaurants in CA, pay requirements under AB 1228 regulation. Employees’ pay is reviewed annually. All restaurant support center positions, and restaurant management positions, including hourly assistant managers and team leaders, are eligible for performance-based cash incentives. Each incentive plan reinforces and rewards individuals for achievement of specific company and/or restaurant business goals.
We regularly review the pay of our female and male employees to ensure pay equity for performing equal or substantially similar work. We share the median pay of our male and female employees in various position classifications with the Board of Directors, and we take remedial action as appropriate to ensure pay equity is maintained.

We offer a robust benefits package that includes medical, dental, vision insurance and an HMO plan; company-paid basic term life insurance; wellness programs; an employee assistance program (“EAP”); life and disability insurance; flexible spending accounts (“FSA”) and health savings accounts (“HSA”) with employer contributions; legal services; pet insurance; and a 401(k) with company matching contributions. In addition, we recognize and support the growth and development of our employees and offer opportunities to participate in internal and external learning programs. We also hold regular restaurant level talent and development planning reviews to assist us with growing our internal restaurant teams.
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
Our collection or use of personal information about our employees or our guests is regulated at the federal and state levels, including the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”) and other similar state and federal laws.

Our marketing, advertising, and promotional programs are governed by various federal, state, and local laws and regulations concerning consumer protection, including the Telephone Consumer Protection Act and other similar state and federal laws.
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
Our business could be adversely impacted by increases in labor costs, including those increases triggered by regulatory actions regarding wages, scheduling and benefits; increased health care and workers’ compensation insurance costs; increased wages and costs of other benefits necessary to attract and retain high quality employees with the right skill sets and increased wages, benefits and costs and inflationary and other pressure on wages now being experienced. The growth of our business can make it increasingly difficult to locate and hire sufficient numbers of employees, to maintain an effective system of internal controls, and to train employees to deliver a consistently high-quality product and customer experience, which could materially harm our business and results of operations. Furthermore, we have experienced, and could continue to experience, a shortage of labor for restaurant positions, including due to concerns around and illnesses arising from COVID-19 and its various novel variants and other factors, which could decrease the pool of available qualified talent for key functions and require restaurants to operate on reduced hours. In addition, our wages and benefits programs may be insufficient to attract and retain the top performing employees especially in a rising wage market.
Changes in consumer confidence and declines in general economic conditions could negatively impact our financial results.
The restaurant industry depends on consumer discretionary spending. We are impacted by consumer confidence, which is, in turn, influenced by general economic conditions and discretionary income levels. A material decline in consumer confidence or a decline in family “food away from home” spending could cause our financial results to decline. If economic conditions worsen, customer traffic could be adversely impacted if our customers choose to dine out less frequently or reduce the amount they spend on meals while dining out, which could cause our company and our franchised average restaurant sales to decline. An economic downturn may be caused by a variety of factors, such as macro-economic changes, increased unemployment rates, increased taxes, interest rates, or other changes in government fiscal policy. High gasoline prices, increased healthcare costs, declining home prices, and political unrest, foreign or domestic, may potentially contribute to an economic downturn, as may regional or local events, including natural disasters or local regulation. The impact of these factors may be exacerbated by the geographic profile of our brands. Specifically, approximately 70% of our systemwide restaurants are located in the states of California and Texas. Economic conditions, state and local laws, or government regulations affecting those states may therefore more greatly impact our results than would similar occurrences in other locations.

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
If systemic or widespread adverse changes in climate or weather patterns occur, we could experience more severe impact, which could have a material adverse effect on our financial results. The impact of these factors may be exacerbated by our geographic profile, as approximately 70% of our restaurants are located in the states of California and Texas.
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
Our restaurants currently have an ingredient mix that can be exposed to one or more food allergens, such as eggs, wheat, milk, fish, shellfish, tree nuts, peanuts, sesame, and soy. We employ precautionary allergen training steps for food handlers in order to minimize risk of allergen cross contamination, and we post allergen information on nutritional posters in our restaurants or otherwise make such information available to guests upon request. Even with such precautionary measures, the potential risk of allergen cross contamination exists in a restaurant environment. A potentially serious allergic reaction by a guest may result in adverse public communication, media coverage, a decline in restaurant sales, and a material decline in our financial results.
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
•negative impact of delays due to longer than usual design, permitting, approval, procurement, and field installation timelines for utility service providers to supply primary services on new restaurant development projects (i.e., electrical, gas, sewer, water, etc.)
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
The continued integration of the Jack in the Box and Del Taco businesses may be more difficult, time consuming, or costly than expected.
The combination of two independent businesses can be complex, costly, and time-consuming, and it may divert significant management attention and resources. This process may disrupt our business or otherwise impact our ability to compete. The failure to realize the anticipated benefits of integrating the two businesses could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.
The overall combination of the Jack in the Box and Del Taco businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses and impacts, and loss of customer and other business relationships. The difficulties of combining the operations include, among others:
•difficulties in integrating operations and systems, including intellectual property and communications systems, administrative and information technology infrastructure, supplier and vendor arrangements and financial reporting and internal control systems;
•challenges in conforming standards, controls, procedures and accounting policies and business cultures;
•differences in control environments and cultures;
•difficulties in integrating and aligning policies, principles and practices;
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
As of September 29, 2024, approximately 93% of our Jack in the Box restaurants and 78% of Del Taco restaurants were franchised; therefore, our success increasingly relies on the financial success and cooperation of our franchisees, yet we have limited influence over their operations. Our income arises from two sources: fees from franchised restaurants (e.g., royalties and rent based on a percentage of sales) and, to a lesser degree, profit from our remaining Company-operated restaurants. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. If our franchisees do not experience sales growth, our revenues and margins could be negatively affected as a result. Also, if sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, franchisee bankruptcies, restaurant closures, or delayed or reduced payments to us. Our success also increasingly depends on the willingness and ability of our independent franchisees to implement shared strategies and major initiatives, which may include financial investment, and to remain aligned with us on operating and promotional plans. Franchisees’ ability to contribute to the achievement of our plans is dependent in large part on the availability to them of funding at reasonable interest rates and may be negatively impacted by the financial markets in general or by the credit worthiness of our franchisees or the Company. As small businesses, some of our franchise operators may be negatively and disproportionately impacted by strategic initiatives, capital requirements, inflation, labor costs, employee relations issues, or other causes. In addition, franchisees’ business obligations may not be limited to the operation of restaurants, making them subject to business and financial risks unrelated to the operation of our restaurants. These unrelated risks could adversely affect a franchisee’s ability to make payments to us or to make payments on a timely basis. We cannot assure you that our franchisees will successfully participate in our strategic or marketing initiatives or operate their restaurants in a manner consistent with our requirements, standards, and expectations. As compared to some of our competitors, our brands have relatively fewer franchisees who, on average, operate more restaurants per franchisee. There are significant risks to our business if a franchisee, particularly one who operates a large number of restaurants, encounters financial difficulties, including bankruptcy, or fails to adhere to our standards, projecting an image inconsistent with our brands or negatively impacting our financial results.
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
Franchising Activities
Our franchising activities in the United States are subject to federal regulations administered by the U.S. Federal Trade Commission, laws enacted by a number of states, and rules and regulations promulgated by the U.S. Federal Trade Commission. In particular, we are subject to federal and state laws regulating the offer and sale of franchises, as well as judicial and administrative interpretations of such laws. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises and may also apply substantive standards to the relationship between franchisor and franchisee, including limitations on the ability of franchisors to terminate franchises and alter franchise arrangements. We also have franchising activities in Mexico, which are subject to regulations in that jurisdiction. Failure to comply with new or existing franchise laws, rules, and regulations in any jurisdiction or to obtain required government approvals could negatively affect our ability to grow or expand our franchise business and sell franchises.
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
We franchise our brands to various franchisees. While we try to ensure that the quality of our brands is maintained by all franchisees, we cannot assure that all franchisees will uphold brand standards so as not to harm the value of our intellectual property or our reputation.
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
Under the Indenture, the Master Issuer has approximately $1.7 billion of outstanding debt as of September 29, 2024.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
The Company maintains a comprehensive information security program that is designed to identify, protect against, detect, and respond to, and manage cybersecurity threats. The program contains security measures that include, but are not limited to, the following: security policies and procedures; physical and environmental protections; monitoring processes and systems; asset management; risk assessments; a vulnerability management and remediation program; and maintenance of a third-party risk management program.
Our Information Security Policy provides guidance on the requirements necessary to ensure the security of the Company’s data, systems, and networks. It applies to all individuals who access IT resources or data processed by the Company. We use commercially reasonable efforts to follow industry standards and best practices, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, for our IT Security Incident Response Plan.
Our technology structures undergo an annual internal assessment to evaluate risk using the NIST Cybersecurity Framework; our assessment methodology and a thorough sampling of our results are validated annually by a third party. Our IT Security Incident Response Plan defines a cybersecurity incident and outlines the roles, responsibilities, and procedures for us to respond effectively. Having a structured plan enables a rapid response, effective recovery, clear communication and coordinated action to major security incidents. Our plan allows us to reduce recovery time and cost and to also maintain business continuity.
Our IT Application Security Program includes reviews and assessments of security vulnerabilities and remediation. We use commercially reasonable efforts to update security systems regularly to protect against known vulnerabilities. We plan to perform vulnerability scans at least quarterly and penetration testing annually as well as after any significant infrastructure or application modification. Whitebox and blackbox security testing and manual penetration testing is performed to monitor security controls and defenses.
All employees and third-party contractors with access to the Company’s IT infrastructure must annually acknowledge that they have read and understand the IT User Acceptance Policy. Employees and contractors must also complete information security awareness training upon initial hire and annually thereafter.
We have measures in place to protect the confidentiality, integrity and availability of franchise and customer information. Most personally identifiable information (“PII”) handled by our restaurants is associated with payment cards, which are protected by an EMV chip reader that encrypts and tokenizes customer data, so it passes through our networks without retaining any personal information. We do not store any credit or debit card information from customers. All information is processed through a third-party firm. To maintain the safety and security of our customers’ private payment information, we follow the Payment Card Industry Data Security Standard (“PCI DSS”) to ensure our processes and systems are well equipped for proper data protection. Employees and third-party contractors with access to the Company’s cardholder data environment (“CDE”) or systems used to support the CDE, complete annual PCI awareness training. The Company’s corporate restaurant employees also receive periodic security training on devices that capture payment card data.
In addition, the Company engages third parties to assist in assessing, identifying, and remediating material risks from cybersecurity threats. Our key cybersecurity controls applied to financial business processes and supporting information systems are regularly tested and audited by third-party service providers, which we retain to help identify vulnerabilities in our systems and to help maintain compliance to standards and regulatory requirements.

Cybersecurity Governance
Our Board of Directors has charged the Audit Committee with oversight of the Company's identification, assessment, and management of cybersecurity and data privacy risks. As part of its oversight of our enterprise risk management program, the Audit Committee periodically reviews and prioritizes key risks facing our Company, including cybersecurity risk. Our Chief Information Security Officer (“CISO”) and Chief Technology Officer (“CTO”) manage our network operations and software development across corporate and franchise locations. The Board of Directors receives regular updates from the CISO and CTO regarding our cybersecurity program and actions taken to manage cybersecurity risk, which include risk identification and management strategies, consumer data protection, security programs, ongoing risk mitigation activities and results of third-party assessments and testing.
ITEM 2.    PROPERTIES
The following table sets forth information about our restaurant locations (by segment, by state) for all restaurants in operation as of September 29, 2024:

	Del Taco			Jack in the Box
	Company- Operated	Franchise	Total	Company- Operated	Franchise	Total
Alabama	—	2	2	—	—	—
Arizona	—	39	39	5	173	178
California	111	244	355	98	848	946
Colorado	—	19	19	—	18	18
Florida	3	10	13	—	—	—
Georgia	—	23	23	—	—	—
Hawaii	—	—	—	—	29	29
Idaho	—	12	12	—	33	33
Illinois	—	—	—	2	11	13
Indiana	—	—	—	—	3	3
Kansas	—	—	—	5	—	5
Kentucky	—	—	—	2	—	2
Louisiana	—	—	—	—	16	16
Michigan	9	1	10	—	—	—
Mississippi	—	1	1	—	—	—
Missouri	—	—	—	3	34	37
Nevada	—	44	44	—	79	79
New Mexico	—	13	13	—	8	8
North Carolina	—	—	—	—	18	18
Ohio	—	2	2	—	2	2
Oklahoma	10	—	10	8	7	15
Oregon	—	8	8	—	41	41
South Carolina	—	—	—	—	8	8
Tennessee	—	—	—	—	4	4
Texas	—	—	—	23	559	582
Utah	—	36	36	4	8	12
Virginia	—	1	1	—	—	—
Washington	—	6	6	—	138	138
Guam	—	—	—	—	2	2
Mexico	—	—	—	—	2	2
	133	461	594	150	2,041	2,191

Of the total 594 Del Taco and 2,191 Jack in the Box restaurants, our interest in restaurant properties consists of the following:

	Del Taco			Jack in the Box
	Company- Operated	Franchise	Total	Company- Operated	Franchise	Total
Company-owned restaurant buildings:
On company-owned land	1	—	1	11	172	183
On leased land	31	40	71	54	532	586
Subtotal	32	40	72	65	704	769
Company-leased restaurant buildings on leased land	101	156	257	85	971	1,056
Franchise directly-owned or directly-leased restaurant buildings	—	265	265	—	366	366
Total restaurant buildings	133	461	594	150	2,041	2,191
Our restaurant leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance, and other expenses. For Jack in the Box, approximately 13% of the leases provide for contingent rental payments between 1% and 10% of the restaurant’s gross sales once certain thresholds are met. For Del Taco, approximately 37% of the leases provide for contingent rental payments between 2% and 12% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
Information about our Executive Officers
The following table sets forth the name, age, position, and years with the Company of each person who is an executive officer of Jack in the Box Inc. as of September 29, 2024:

Name	Age	Positions	Years with the Company
Darin Harris	55	Chief Executive Officer	4
Brian Scott (1)	55	Executive Vice President, Chief Financial Officer	1
Ryan Ostrom	49	Executive Vice President, Chief Marketing Officer	2
Doug Cook	51	Senior Vice President, Chief Technology Officer	2
Tony Darden	54	Senior Vice President, Chief Operating Officer	3
Dawn Hooper	54	Senior Vice President, Controller	24
Tim Linderman	55	Senior Vice President, Chief Development Officer	3
Carl Mount	61	Senior Vice President, Chief Supply Chain Officer	—
Steven Piano	59	Senior Vice President, Chief People Officer	3
Sarah Super	48	Senior Vice President, Chief Legal and Risk Officer	11
(1)Effective November 20, 2024, Brian Scott is departing the company to pursue a new position outside the restaurant industry. Dawn Hooper, the Company’s Senior Vice President, Controller, will serve as the Company’s interim principal financial officer effective November 1, 2024, and as Interim Chief Financial Officer effective upon Brian Scott’s departure and until the Company’s new Chief Financial Officer, Lance Tucker, begins his employment on January 13, 2025.

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
Mr. Mount has been Senior Vice President, Chief Supply Chain Officer since August 2024 and brings over 30 years of experience in U.S. and global supply chain management and procurement. Most recently, from January 2023 until August 2024, Mr. Mount served as the Chief Supply Chain Officer for Zaxby’s, a privately held American fast casual chicken restaurant chain headquartered in Atlanta, GA. Prior to that, from 2017 until January 2023, Mr. Mount served as the Senior Vice President, Supply Chain Operations and Senior Vice President, Logistics and US Retail Supply Chain with Starbucks Coffee Company. From 2011 to 2017, Mr. Mount served as the Global Chief Supply Chain Officer with Yum! Brands where he focused heavily on margin improvements for the company’s three international brands. Prior to joining Yum! Brands, in addition to spending a period of time consulting, Mr. Mount held leadership roles in consumer products manufacturing with Coca-Cola and PepsiCo. Mr. Mount received his bachelor’s degree in Business Administration at the University of Southern California’s Marshall School of Business and his MBA from the Santa Clara University Leavey School of Business.
Ms. Hooper has been Senior Vice President, Controller since December 2022, and has been with Jack in the Box since October 2000. She previously held positions of increasing responsibility in accounting since joining the Company in 2000, including Interim CFO, Controller, Assistant Controller, Vice President of Financial Reporting and Senior Manager of Corporate Accounting. Prior to joining the company, she began her career with KPMG LLP where she worked from September 1993 to September 2000. Ms. Hooper has more than 30 years in experience in accounting and finance. Ms. Hooper received her bachelor’s degree in accounting from University of San Diego from the Knauss School of Business.

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
Dividends. In fiscal 2024, the Board of Directors declared four cash dividends of $0.44. Our dividend is subject to the discretion and approval of our Board of Directors and our compliance with applicable law, and depends upon, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, and other factors that our Board of Directors may deem relevant.
Stock Repurchases. The following table sets forth information on our share repurchases of our common stock during the fourth quarter of 2024 (dollars in thousands, except per share data):

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$195,000
July 8, 2024 - August 4, 2024	—	$—	—	$195,000
August 5, 2024 - September 1, 2024	201,141	$51.15	201,141	$184,712
September 2, 2024 - September 29, 2024	100,755	$46.77	100,755	$180,000
Total	301,896		301,896
Stockholders. As of November 14, 2024, there were 522 stockholders of record.
Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes the equity compensation plans under which Company common stock may be issued as of September 29, 2024. Stockholders of the Company have approved all plans requiring such approval.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	632,801	$84.23	2,093,732
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

Performance Graph. The following graph compares the five-year cumulative return to holders of the Company’s common stock at September 30th of each year to the yearly weighted cumulative return of a Peer Group Index and to the Standard & Poor’s (“S&P”) 500 Index for the same period. The below comparison assumes $100 was invested on September 30, 2019 in the Company’s common stock and in the comparison groups and assumes reinvestment of dividends. The Company uses a Peer Group to assess the competitive pay levels of our senior executives, and to evaluate program design elements. In its annual review of the Peer Group Index used to benchmark executive compensation for our executive officers, the Compensation Committee of the Board of Directors, in consultation with its independent compensation consultant, approved changes to the Peer Group Index to include companies that more closely aligned with our financial selection criteria and are highly-franchised.

	2019	2020	2021	2022	2023	2024
Jack in the Box Inc.	$100	$88	$110	$86	$82	$57
S&P 500 Index	$100	$115	$150	$127	$154	$210
Peer Group (1)	$100	$114	$145	$114	$139	$196
________________________
(1)The Peer Group includes the following seventeen companies: BJ's Restaurants Inc.; Bloomin’ Brands, Inc.; Brinker Int’l, Inc.; Cheesecake Factory Inc.; Chipotle Mexican Grill, Inc.; Cracker Barrel Old Country Store, Inc.; Denny's Corp.; Dine Brands Global Inc.; Domino's Pizza, Inc.; El Pollo Loco Holdings Inc.; Krispy Kreme, Inc.; Papa John's Int’l Inc.; Restaurant Brands Int’l Inc.; Shake Shack Inc.; Texas Roadhouse, Inc.; Wendy’s Company; and Wingstop Inc.
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
Comparisons under this heading refer to the 52-week periods ended September 29, 2024 and October 1, 2023, respectively. Our MD&A consists of the following sections:
•Overview — a general description of our business.
•Results of Operations — an analysis of our consolidated statements of earnings for fiscal 2024 compared to fiscal 2023.
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
A comparison of our results of operations and cash flows for fiscal 2023 compared to fiscal 2022 can be found under Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2023.
OVERVIEW
Our Business
Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. As of September 29, 2024, we operated and franchised 2,191 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including two in Mexico and two in Guam.
On March 8, 2022, we completed the acquisition of Del Taco Restaurants, Inc. (“Del Taco”). Founded in 1964, Del Taco offers a unique variety of both Mexican and American favorites such as burritos and fries. Del Taco is the nation’s second largest Mexican quick service restaurant chain by number of restaurants and as of September 29, 2024 has 594 restaurants across 17 states.
We derive revenue from retail sales at company-operated restaurants and rental revenue, royalties (based upon a percent of sales), franchise fees and contributions for advertising and other services from franchisees.
Refranchising of Del Taco
In fiscal year 2024, we continued on our refranchising strategy with three main intentions. First, to create a company-wide asset-light model that will benefit from mitigating exposure to macroeconomic pressures; second, to generate incremental development agreements throughout the refranchising process that provide a more robust unit growth pipeline than otherwise achievable; and third, to provide a more efficient capital structure. Our objective is to be asset-light as we navigate market forces. We refranchised 47 Del Taco restaurants in fiscal year 2024, and added 42 new development commitments as a result of the refranchising effort.

RESULTS OF OPERATIONS FOR FISCAL 2024 AND 2023
The following tables summarize changes in same-store sales for Jack in the Box and Del Taco company-operated, franchised, and system restaurants:

Jack in the Box:	2024	2023
Company	0.0%	8.8%
Franchise	(1.5)%	7.1%
System	(1.3)%	7.3%

Del Taco:	2024	2023
Company	(1.3)%	2.0%
Franchise	(1.6)%	1.4%
System	(1.5)%	1.7%
The following tables summarize changes in the number and mix of company and franchise restaurants for our two brands:

	2024			2023
Jack in the Box:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	142	2,044	2,186	146	2,035	2,181
New (1)	8	22	30	2	18	20
Refranchised	—	—	—	(5)	5	—
Closed	—	(25)	(25)	(1)	(14)	(15)
End of year	150	2,041	2,191	142	2,044	2,186
% of system	7%	93%	100%	6%	94%	100%

	2024			2023
Del Taco:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	171	421	592	290	301	591
New	3	11	14	—	14	14
Acquired from franchisees	10	(10)	—	—	—	—
Refranchised	(47)	47	—	(111)	111	—
Closed	(4)	(8)	(12)	(8)	(5)	(13)
End of year	133	461	594	171	421	592
% of system	22%	78%	100%	29%	71%	100%
________________________
(1)The restaurant count includes 6 cloud kitchens as of the end of fiscal year 2024.
The following tables summarize restaurant sales for company-operated, franchised, and systemwide sales for our two brands (in thousands):

Jack in the Box:	2024	2023
Company-operated restaurant sales	$427,057	$413,748
Franchised restaurant sales (1)	3,969,200	4,005,985
Systemwide sales (1)	$4,396,257	$4,419,733

Del Taco:	2024	2023
Company-operated restaurant sales	$281,978	$432,530
Franchised restaurant sales (1)	674,804	541,913
Systemwide sales (1)	$956,782	$974,443
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

Jack in the Box Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	2024		2023
Company restaurant sales	$427,057		$413,748
Company restaurant costs:
Food and packaging	$126,063	29.5%	$130,904	31.6%
Payroll and employee benefits	$134,678	31.5%	$127,357	30.8%
Occupancy and other	$73,735	17.3%	$69,215	16.7%
Company restaurant sales increased $13.3 million, or 3.2%, in 2024 as compared with the prior year due to an increase in the average number of restaurants, as well as an increase in average check. The following table presents the approximate impact of these items on company restaurant sales in 2024 (in millions):

2024 vs. 2023
AUV increase	$0.9
Increase in the average number of restaurants	12.3
Other	0.1
Total change in company restaurant sales	$13.3
Same-store sales at company-operated restaurants remained the same in 2024 compared to a year ago. The following table summarizes the changes in company-operated same-store sales:

2024 vs. 2023
Transactions	(3.4)%
Average check (1)	3.4%
Change in same-store sales	0.0%
________________________
(1)Includes price increases of 7.4% in 2024.
Food and packaging costs, as a percentage of company restaurant sales, decreased to 29.5% in 2024 from 31.6% a year ago, primarily due to a 2.0% impact from pricing leverage and 0.2% from commodity deflation, partially offset by 0.2% unfavorable menu item mix.
Commodity costs decreased in the current fiscal year by approximately 0.7%. The greatest impacts were seen in produce, beef, and poultry.
Payroll and employee benefit costs, as a percentage of company restaurant sales, increased to 31.5% in 2024 compared with 30.8% a year ago primarily due to a 0.7% impact from wage inflation of approximately 6.9%, and an increase in group insurance, which were partially offset by a decrease in incentive compensation. New regulations, such as AB 1228, which went into effect April 2024, have raised labor costs, particularly given our high concentration of restaurants in California.
Occupancy and other costs, as a percentage of company restaurant sales, increased to 17.3% in 2024 from 16.7% a year ago primarily due to higher security costs, credit card fees and other operating costs, partially offset by lower maintenance and repair. costs.

Jack in the Box Franchise Operations
The following table presents franchise revenues and costs in each fiscal year and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	2024	2023
Franchise rental revenues	$347,227	$351,283

Royalties	198,377	207,064
Franchise fees and other	7,002	7,226
Franchise royalties and other	205,379	214,290
Franchise contributions for advertising and other services	217,757	215,990
Total franchise revenues	$770,363	$781,563

Franchise occupancy expenses	$217,430	$216,452
Franchise support and other costs	12,731	10,072
Franchise advertising and other services expenses	225,465	227,868
Total franchise costs	$455,626	$454,392
Franchise costs as a percentage of total franchise revenues	59.1%	58.1%

Average number of franchise restaurants	2,037	2,035
Franchised restaurant sales	$3,969,200	$4,005,985
Franchise restaurant AUV	$1,949	$1,968
Royalties as a percentage of total franchise restaurant sales (1)	5.0%	5.2%
________________________
(1)    Excluding the impact of the $7.3 million termination fee in the first quarter of the prior year, royalties as a percentage of total franchised restaurant sales would be 5.0% for the fiscal year ended October 1, 2023.
Franchise rental revenues decreased $4.1 million, or 1.2%, in 2024 compared to the prior year, primarily due to a decrease in percentage rent of $8.5 million, driven by lower sales, partially offset by increases in minimum rent of $3.3 million and an increase of $2.5 million related to franchise lease terminations.
Franchise royalties and other decreased $8.9 million, or 4.2%, mainly in connection with a $7.3 million termination fee paid by a franchise operator who sold his restaurants to a new franchisee in the prior year, as well as lower royalty income driven by lower sales.
Franchise contributions for advertising and other services increased $1.8 million, or 0.8%, primarily due to increases in digital and technology fees of $3.5 million, partially offset by lower marketing contributions of $2.0 million in connection with lower franchise same store sales of 1.5%.
Franchise occupancy expenses, mainly rent, increased $1.0 million, or 0.5% in 2024, primarily due to higher operating lease costs.
Franchise support and other costs increased $2.7 million, or 26.4% in 2024, mainly related to a $2.0 million increase in bad debt expense due to a rollover of a bad debt reversal in the prior year, as well as higher operating costs in connection with digital fees and brand standard audits.
Franchise advertising and other service expenses decreased $2.4 million, or 1.1% in 2024 primarily due to lower marketing contributions resulting from a decrease in franchise sales.

Del Taco Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	2024		2023
Company restaurant sales	$281,978		$432,530
Company restaurant costs:
Food and packaging	$73,207	26.0%	$119,931	27.7%
Payroll and employee benefits	$103,369	36.7%	$147,241	34.0%
Occupancy and other	$65,569	23.3%	$94,057	21.7%
Company restaurant sales decreased $150.6 million or 34.8%, in 2024 as compared with the prior year primarily due to the refranchising of 47 company-operated restaurants and the closing of 4 company-operated restaurants in fiscal 2024, as well as a decrease in same store sales compared to the prior year.
The following table presents the approximate impact of these items on company restaurant sales (in millions):

2024 vs. 2023
AUV decrease	$(6.1)
Decrease in the average number of restaurants	(144.1)
Other	(0.4)
Total change in company restaurant sales	$(150.6)
Same-store sales at company-operated restaurants decreased 1.3% in 2024 compared to a year ago. The following table summarizes the increases (decreases) in company-operated same-store sales:

2024 vs. 2023
Average check (1)	4.2%
Transactions	(5.5)%
Change in same-store sales	(1.3)%
________________________
(1)Includes price increases of approximately 7.3% in 2024.
Food and packaging costs, as a percentage of company restaurant sales, decreased to 26.0% in 2024 from 27.7% a year ago primarily due to a 1.9% benefit from pricing leverage.
Commodity costs inflation was 0.2% in 2024. The largest sources of inflation in the current year were due to dairy and beverages, and was partially offset by favorability in pork, oil, eggs and cheese.
Payroll and employee benefit costs, as a percentage of company restaurant sales, increased to 36.7% in 2024 compared with 34.0% a year ago primarily due to a 2.2% impact from labor inflation. Labor inflation was 9.7% in the current year. Additional regulations, such as AB 1228, which went into effect April 2024, have raised labor costs, particularly given our high concentration of restaurants in California.
Occupancy and other costs, as a percentage of company restaurant sales, increased to 23.3% in 2024 from 21.7% a year ago primarily due to higher rent and operating expenses including utilities and information technology costs, partially offset by a change in the mix of restaurants due to refranchising.

Del Taco Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	2024	2023
Franchise rental revenues	$28,201	$13,308

Royalties	31,714	25,669
Franchise fees and other	1,077	556
Franchise royalties and other	32,791	26,225
Franchise contributions for advertising and other services	30,915	24,933
Total franchise revenues	$91,907	$64,466

Franchise occupancy expenses	$27,948	$13,150
Franchise support and other costs	4,551	2,259
Franchise advertising and other services expenses	33,667	25,666
Total franchise costs	$66,166	$41,075
Franchise costs as a percentage of total franchise revenues	72.0%	63.7%

Average number of franchise restaurants	429	344
Franchised restaurant sales	$674,804	$541,913
Franchised restaurant AUVs	$1,573	$1,574
Royalties as a percentage of total franchised restaurant sales	4.7%	4.7%
Franchise rental revenues increased $14.9 million, or 111.9% in 2024 compared to the prior year, primarily due to higher rental income of $11.0 million resulting from new subleases related to the 142 restaurants refranchised since the second quarter of 2023 and the 11 franchise-operated restaurants opened in fiscal 2024.
Franchise royalties and other increased $6.6 million, or 25.0% in 2024 compared to the prior year, primarily due to higher franchise restaurant sales resulting from the 142 restaurants refranchised since the second quarter of 2023 and the 11 franchise-operated restaurants opened in fiscal 2024.
Franchise contributions for advertising and other services revenues increased $6.0 million, or 24.0% in 2024 compared to the prior year, primarily due to higher marketing contributions related to higher franchise restaurant sales resulting from the 142 restaurants refranchised since the second quarter of 2023 and the 11 franchise-operated restaurants opened in fiscal 2024.
Franchise occupancy expenses, primarily rent, increased $14.8 million, or 112.5% in 2024 compared to the prior year, primarily due to higher rent related to franchise subleases for the 142 restaurants refranchised since the second quarter of 2023 and the 11 franchise-operated restaurants opened in fiscal 2024.
Franchise support and other costs increased $2.3 million, or 101.5% in 2024 compared to the prior year, primarily due to higher franchise development support costs, as well as additional overhead costs.
Franchise advertising and other service expenses increased $8.0 million, or 31.2% in 2024 compared to the prior year, primarily due to higher franchise restaurant sales resulting from the 142 restaurants refranchised since the second quarter of 2023 and the 11 franchise-operated restaurants opened in fiscal 2024.
Company-Wide Results
Depreciation and Amortization
Depreciation and amortization decreased $2.5 million in 2024 as compared with the prior year. The decreases in depreciation are primarily due to the refranchising of Del Taco restaurants since the prior year, as well as certain Jack in the Box franchise assets becoming fully depreciated. These decreases were partially offset by increases for new technology assets and new company restaurant openings.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the amounts for SG&A expenses in each fiscal year (in thousands):

	2024	2023
Advertising	$34,992	$38,753
Share-based compensation	13,471	11,205
Incentive compensation	9,911	20,283
Cash surrender value of COLI policies, net	(14,390)	(5,953)
Litigation matters	1,811	7,001
Insurance	3,183	5,991
Other	94,255	95,592
	$143,233	$172,872
Advertising costs represent company contributions to our marketing funds and are generally determined as a percentage of company-operated restaurant sales. Advertising costs decreased $3.8 million compared to the prior year primarily due to a decrease in company-operated restaurant sales in the current year which was primarily driven by Del Taco refranchising.
Share-based compensation in 2024 increased by $2.3 million compared to the prior year primarily due to a higher number of executive stock awards outstanding compared to the prior year.
Incentive compensation in 2024 decreased by $10.4 million compared to the prior year primarily due to lower achievement levels compared to the prior year for the Company’s annual incentive plan.
The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a favorable impact of $8.4 million as compared to the prior year.
Litigation matters in 2024 decreased by $5.2 million as compared to the prior year due to the timing of litigation developments in each fiscal year. In fiscal 2023, we recorded litigation charges of $8.3 million for Gessele vs. Jack in the Box Inc., partially offset by a $1.6 million reversal in connection with the J&D Restaurant Group legal matter based on the Court’s final ruling. Refer to Note 16, Commitments and Contingencies, of the notes to the consolidated financial statements for additional information.
Insurance costs in 2024 decreased $2.8 million as compared to the prior year primarily due to positive development factors related to workers compensation and general liability claims.
Pre-Opening Costs
Pre-opening costs associated with the opening of a new restaurant or the remodeling of an existing restaurant consist primarily of property rent and employee training costs. Pre-opening costs associated with the opening of a restaurant that was closed upon acquisition consist of labor costs, maintenance and repair costs, and property rent.
Goodwill Impairment
During the third quarter of 2024, the Company identified triggering events that indicated the goodwill allocated to the Del Taco reporting unit might be impaired. The triggering events related to i) a recent negative trend in Del Taco same store sales, ii) lower margins due in part to lower sales and wage increases required in California effective April 1, 2024 under AB 1228 and iii) unfavorable changes in the economic environment specifically impacting our industry, including inflation and interest rates. As a result, the Company performed a quantitative test over the Del Taco reporting unit, noting that the fair value of the reporting unit was less than the carrying value, which resulted in an impairment of goodwill of $162.6 million.

Other Operating Expense, Net
Other operating expense, net is comprised of the following (in thousands):

	2024	2023
Integration and strategic initiatives	$15,631	$9,112
Costs of closed restaurants and other	2,975	4,786
Restaurant impairment charges	8,008	4,569
Accelerated depreciation	699	541
Gains on acquisition of restaurants	(2,702)	—
Losses (gains) on disposition of property and equipment, net	185	(8,171)
Other operating expense, net	$24,796	$10,837
Other operating expense, net increased $14.0 million in 2024 versus the prior year primarily due to the decrease in gains on disposition of property and equipment of $8.4 million due to gains recognized in the prior year from a sale of Jack in the Box restaurant properties to franchisees who were leasing the properties from us prior to the sale. The change was also impacted by the increase in integration and strategic initiatives of $6.5 million in the current year, as well as an increase in restaurant impairment charges of $3.4 million relating to under-performing Jack in the Box and Del Taco restaurants. Refer also to Note 9, Other Operating Expense, Net, of the notes to the consolidated financial statements for additional information.
Gains on the Sale of Company-Operated Restaurants
In 2024, gains on the sale of company-operated restaurants totaled $3.3 million and were related to the refranchising of 47 Del Taco restaurants. In the prior year, gains on the sale of company-operated restaurants totaled $18.0 million and were related to the refranchising of 111 Del Taco restaurants and five Jack in the Box restaurants. Refer to Note 4, Summary of Refranchisings and Franchise Acquisitions, of the notes to the consolidated financial statements for additional information.
Other Pension and Post-Retirement Expenses, Net
Our policy is to fund our pension plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum requirement. We do not anticipate making any contributions to our Qualified Plan in fiscal 2025. For additional information, refer to Note 12, Retirement Plans, of the notes to the consolidated financial statements.
Interest Expense, Net
Interest expense, net, is comprised of the following (in thousands):

	2024	2023
Interest expense	$82,134	$84,627
Interest income	(2,118)	(2,181)
Interest expense, net	$80,016	$82,446
Interest expense, net, decreased $2.4 million in 2024. The interest expense portion decreased by $2.5 million primarily due to lower average borrowings, as well as lower average interest rates.
Income Taxes
For fiscal year 2024, the Company recorded income tax provisions of $32.4 million resulting in effective tax rate of negative 748.9%. The effective tax rate for such period differed from the U.S. statutory tax rate primarily due to the impairment of non-deductible goodwill partially offset by the reversal of state deferred tax liabilities on basis difference of investments in subsidiaries and non-taxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans.
For fiscal year 2023, the Company recorded income tax provisions of $58.5 million resulting in an effective tax rate of 30.9%. The effective tax rate for such period differed from the U.S. statutory tax rate primarily due to the impact of non-deductible goodwill related to the sale of company-operated restaurants partially offset by non-taxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans.

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
As of September 29, 2024, the Company had $54.2 million of cash and restricted cash on its consolidated balance sheet and available borrowings of $169.5 million under our $150.0 million Variable Funding Notes and our $75.0 million revolving credit facility. The Company continually assesses the optimal sources and uses of cash for our business. We review our balance sheet for any undervalued assets and pursue opportunities for capital sources, including the sale of our owned Jack in the Box properties and refranchising, primarily for Del Taco in the near term.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility and revolving credit facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
Cash Flows
The table below summarizes our cash flows for each of the last two fiscal years (in thousands):

	2024	2023
Total cash provided by (used in):
Operating activities	$68,816	$215,006
Investing activities	(69,371)	42,219
Financing activities	(131,185)	(207,358)
Net cash flows	$(131,740)	$49,867
Operating Activities. Operating cash flows decreased $146.2 million compared with a year ago. This decrease is primarily due to an unfavorable change in working capital of $156.1 million, partially offset by higher net income, when adjusted for non-cash items, of $9.9 million. The change in working capital is primarily a result of the payment of income taxes liabilities of $111.9 million (of which $50.3 million was a payment deferred from 2023 in connection with the Southern California winter storm disaster area declaration), an increase in bonus payout, an increase in deferred rent accrual and an increase in the advertising accruals.
Pension and Postretirement Contributions — Our policy is to fund our pension plans at or above the minimum required by law. As of the date of our last actuarial funding valuation for our qualified pension plan, there was no minimum contribution funding requirement. In 2024 and 2023, we contributed $5.9 million and $6.2 million, respectively, to our pension and postretirement plans. We do not anticipate making any contributions to our qualified defined benefit pension plan in fiscal 2025. For additional information, refer to Note 12, Retirement Plans, of the notes to the consolidated financial statements.
Investing Activities. Cash flows used in investing activities increased $111.6 million from 2024 compared to 2023. This increase was primarily due to $65.8 million of additional cash received in 2023 from the sale of Del Taco company-owned restaurants to franchisees, and an increase of $40.5 million for amounts used for the purchase of property and equipment.

Capital Expenditures — The composition of capital expenditures in each fiscal year is summarized in the table below (in thousands):

	2024	2023
Restaurants:
Remodel / refresh programs	$11,027	$9,159
New restaurants	22,563	8,159
Restaurant facility expenditures	18,972	22,592
Purchases of assets intended for sale and leaseback	26,455	14,960
Restaurant information technology	28,019	13,037
	107,036	67,907
Corporate Services:
Information technology	7,976	6,752
Corporate facilities	462	295
	8,438	7,047

Total capital expenditures	$115,474	$74,954
In 2024, capital expenditures increased by $40.5 million compared to a year ago, primarily due to an increase in information technology for both restaurant and corporate of $16.2 million, new restaurant openings of $14.4 million, and an increase in the purchases of Jack in the Box restaurant properties intended for sale and leaseback of $11.5 million.
Sale and Sale-leaseback Transactions — To optimize our balance sheet and capital structure, we use sales and leaseback financing and provide our franchisees the opportunity to purchase the property that we currently lease to them.
In 2024, we completed one sales-leaseback transaction involving a restaurant property with proceeds of $1.7 million and completed the sale of properties to franchisees and other third parties during the year with proceeds of $25.0 million.
Financing Activities. Cash flows used in financing activities decreased by $76.2 million compared with a year ago, primarily as a result of a decrease in net borrowings of $56.2 million and a $20.0 million decrease in share repurchases compared with a year ago.
Repurchases of Common Stock — In fiscal 2024, the Company repurchased 1.1 million shares of its common stock for an aggregate cost of $70.6 million, including applicable excise tax. As of September 29, 2024, there was $180.0 million remaining under share repurchase programs authorized by the Board of Directors which do not expire.
Dividends — In fiscal 2024, the Board of Directors declared four quarterly cash dividends of $0.44 per share, totaling $34.2 million. Future dividends are subject to approval by our Board of Directors.
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
In 2022, the Company also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. As of September 29, 2024, we had $6.0 million of outstanding borrowings and had available borrowing capacity of $94.5 million under our 2022 Variable Funding Notes, net of letters of credits issued of $49.5 million.
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
Restricted Cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of September 29, 2024, the Master Issuer had restricted cash of $29.4 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-2 Notes and Variable Funding Notes.
Covenants and Restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of September 29, 2024, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk — We would be exposed to interest rate risk on borrowings under our $150.0 million Variable Funding Notes and our $75.0 million revolving credit facility. As of September 29, 2024, we had $6.0 million of outstanding variable rate borrowings.

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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
a.Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended September 29, 2024, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
b.Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management, under the oversight of our principal executive officer, principal financial officer, and Audit Committee, assessed the effectiveness of the Company’s internal control over financial reporting as of September 29, 2024. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of September 29, 2024, the Company’s internal control over financial reporting was effective, at a reasonable assurance level, based on these criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which follows.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Jack in the Box Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Jack in the Box Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 29, 2024 and October 1, 2023, the related consolidated statements of operations, comprehensive (loss) income, cash flows and stockholders’ deficit for each of the fifty-two week periods ended September 29, 2024, October 1, 2023 and October 2, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated November 20, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
November 20, 2024

ITEM 9B.    OTHER INFORMATION
During the last fiscal quarter, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
On August 16, 2024, the Company adopted a Rule 10b5-1 trading arrangement to repurchase shares of the Company’s common stock up to an aggregate purchase price of $15.0 million. This Rule10b5-1 trading arrangement subsequently terminated on September 27, 2024.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
That portion of our definitive Proxy Statement appearing under the captions “Election of Directors,” “Director Qualifications and Biographical Information,” and “Committees of the Board” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 2024 and to be used in connection with our 2025 Annual Meeting of Stockholders is hereby incorporated by reference.
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
We have adopted a Code of Ethics, which applies to all Jack in the Box Inc. directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Controller, and all of the financial team. The Code of Ethics is posted on the Company’s corporate website, www.jackintheboxinc.com (under the “Investors — Governance — Governance Documents — Code of Conduct” caption) and is available in print free of charge to any stockholder upon request. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Controller or persons performing similar functions, by posting such information on our corporate website. No such waivers have been issued during fiscal 2024.
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
ITEM 11.    EXECUTIVE COMPENSATION
That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation,” “Director Compensation and Stock Ownership Requirements,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 2024 and to be used in connection with our 2025 Annual Meeting of Stockholders is hereby incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 2024 and to be used in connection with our 2025 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which Company common stock may be issued as of September 29, 2024 is set forth in Item 5 of this Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
That portion of our definitive Proxy Statement appearing under the caption “Certain Relationships and Related Transactions” and “Directors’ Independence,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 2024 and to be used in connection with our 2025 Annual Meeting of Stockholders is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
That portion of our definitive Proxy Statement appearing under the caption “Independent Registered Public Accountants Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 29, 2024 and to be used in connection with our 2025 Annual Meeting of Stockholders is hereby incorporated by reference.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
ITEM 15(a) (1)    Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this Report.
ITEM 15(a) (2)    Financial Statement Schedules. None.
ITEM 15(a) (3)    Exhibits.

Number	Description	Form	Filed with SEC
2.1	Agreement and Plan of Merger, dated as of December 5, 2021, by and among Jack in the Box Inc, Epic Merger Sub Inc., and Del Taco Restaurants, Inc.[1]	8-K	12/6/2021
3.1	Certificate of Amendment of Restated Certificate of Incorporation dated September 21, 2007	8-K	9/24/2007
3.1.1	Restated Certificate of Incorporation, dated March 6, 1992	10-Q	5/14/2020
3.2	Amended and Restated Bylaws of Jack in the Box Inc., effective as of November 14, 2024	8-K	11/20/2024
4.1	Base Indenture, dated as of July 8, 2019, by and between Jack in the Box Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary.	8-K	7/8/2019
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
		8-K	2/15/2022
10.2*	Form of Compensation and Benefits Assurance Agreement for Executives	10-Q	2/20/2008
10.2.1*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers	10-Q	5/17/2012
10.2.2*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers, dated May 8, 2014	10-K	11/21/2014
10.2.3*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers, dated June 15, 2020	10-K	11/18/2020
10.2.20*	Tim Mullany Separation and Release Agreement, dated February 2, 2023	10-Q	3/1/2023
10.2.21*	Offer Letter by and between Brian Scott and Jack in the Box Inc., dated August 8, 2023	8-K	8/9/2023
10.2.22*	Offer Letter by and between Carl Mount and Jack in the Box Inc., dated July 18, 2024	_____	Filed herewith
10.2.23*	Dean Gordon Consulting Services Agreement, dated August 5, 2024	_____	Filed herewith
10.2.24*	Offer Letter by and between Lance Tucker and Jack in the Box Inc., dated November 6, 2024	8-K	11/12/2024
10.3*	Amended and Restated Supplemental Executive Retirement Plan	10-Q	2/18/2009
10.3.1 *	First Amendment to Jack in the Box Inc. Supplemental Executive Retirement Plan, As Amended and Restated Effective January 1, 2009	8-K	9/22/2015
10.4*	Amended and Restated Executive Deferred Compensation Plan	10-Q	2/18/2009
10.4.1 *	Jack in the Box Inc. Executive Deferred Compensation Plan, As Amended and Restated Effective January 1, 2016	8-K	9/22/2015
10.5*	Amended and Restated Deferred Compensation Plan for Non-Management Directors	10-K	11/22/2006
10.8*	Jack in the Box Inc. 2004 Stock Incentive Plan, Amended and Restated Effective February 17, 2012	DEF 14A	1/25/2017
10.8.1*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan	10-Q	8/5/2009
10.8.2*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan	8-K	11/15/2005
10.8.3*	Form of Restricted Stock Unit Award Agreement for Non-Employee Director under the 2004 Stock Incentive Plan	10-K	11/22/2022
10.8.4*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	5/14/2015
10.8.5*	Form of Stock Option and Performance Share Awards Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013
10.8.6*	Form of Time-Vested Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013
10.8.7*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/19/2015
10.8.8*	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/19/2015

Number	Description	Form	Filed with SEC
10.8.9*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2016
10.8.10*	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2016
10.8.11*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	5/12/2016
10.8.12*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/21/2019
10.8.13*	Jack in the Box Inc. Special Time-Vesting Restricted Stock Unit Award Agreement Under the 2004 Stock Incentive Plan	10-Q	2/20/2020
10.8.14*	Jack in the Box Inc. Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-K	11/23/2021
10.8.15*	Jack in the Box Inc. Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/23/2021
10.8.16*	Jack in the Box, Inc Omnibus Incentive Plan, dated March 3, 2023	10-Q	5/17/2023
10.8.17*	Restricted Stock Unit Award Grant Notice - Officer	10-Q	5/17/2023
10.8.18*	Restricted Stock Unit Award Grant Notice - Non-Officer	10-Q	5/17/2023
10.8.19*	Restricted Stock Unit Award Grant Notice - Director	10-Q	5/17/2023
10.8.20*	Performance Stock Unit Award Grant Notice - Officer	10-Q	5/17/2023
10.8.21*	Jack in the Box, Inc. 2023 Omnibus Incentive Plan - Option Grant Notice	10-Q	8/9/2023
10.10.2*	Jack in the Box Inc. Performance Incentive Plan, Effective February 13, 2016	DEF 14A	1/11/2016
10.11*	Form of Amended and Restated Indemnification Agreement between the registrant and individual directors, officers and key employees	10-Q	8/10/2012
19.1	Insider Trading Policy	_____	Filed herewith
21.1	Subsidiaries of the Registrant	_____	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	_____	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
97.1	Jack in the Box Inc. Incentive Compensation Recoupment Policy	10-K	11/21/2023
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema Document
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted in iXBRL
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
Dawn Hooper Interim Chief Financial Officer (principal financial officer)
November 20, 2024
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

Signature	Title	Date

/s/ DARIN HARRIS	Chief Executive Officer and Director (principal executive officer)	November 20, 2024
Darin Harris

/s/ DAWN HOOPER	Interim Chief Financial Officer (principal financial officer and principal accounting officer)	November 20, 2024
Dawn Hooper

/s/ DAVID L. GOEBEL	Director and Chairman of the Board	November 20, 2024
David L. Goebel

/s/ GUILLERMO DIAZ, JR.	Director	November 20, 2024
Guillermo Diaz, Jr.

/s/ SHARON P. JOHN	Director	November 20, 2024
Sharon P. John

/s/ MADELEINE A. KLEINER	Director	November 20, 2024
Madeleine A. Kleiner

/s/ ENRIQUE RAMIREZ MENA	Director	November 20, 2024
Enrique Ramirez Mena

/s/ MICHAEL W. MURPHY	Director	November 20, 2024
Michael W. Murphy

/s/ JAMES M. MYERS	Director	November 20, 2024
James M. Myers

/s/ VIVIEN M. YEUNG	Director	November 20, 2024
Vivien M. Yeung

Schedules not filed: All schedules have been omitted as the required information is inapplicable, immaterial, or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Jack in the Box Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries (the Company) as of September 29, 2024 and October 1, 2023, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ deficit for each of the fifty-two week periods ended September 29, 2024, October 1, 2023 and October 2, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2024 and October 1, 2023, and the results of its operations and its cash flows for each of the fifty-two week periods ended September 29, 2024, October 1, 2023 and October 2, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 20, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Valuation of goodwill related to the Del Taco brand
As discussed in Notes 1 and 5 to the consolidated financial statements, the goodwill balance as of September 29, 2024 was $25.4 million related to the Del Taco brand. Goodwill is evaluated for impairment annually during the third quarter of each year, or more frequently if indicators of impairment are present. Goodwill is evaluated for impairment by determining whether the fair value of the Company’s reporting units exceed their carrying values. The Company’s reporting units are their two restaurant brands, Jack in the Box and Del Taco.
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
San Diego, California
November 20, 2024

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 29, 2024	October 1, 2023
ASSETS
Current assets:
Cash	$24,745	$157,653
Restricted cash	29,422	28,254
Accounts and other receivables, net	83,567	99,678
Inventories	3,922	3,896
Prepaid expenses	13,126	16,911
Current assets held for sale	16,493	13,925
Other current assets	10,002	5,667
Total current assets	181,277	325,984
Property and equipment, at cost:
Land	93,950	92,007
Buildings	963,699	968,221
Restaurant and other equipment	171,436	166,714
Construction in progress	49,445	31,647
	1,278,530	1,258,589
Less accumulated depreciation and amortization	(848,491)	(846,559)
Property and equipment, net	430,039	412,030
Other assets:
Operating lease right-of-use assets	1,410,083	1,397,555
Intangible assets, net	10,515	11,330
Trademarks	283,500	283,500
Goodwill	161,209	329,986
Other assets, net	259,006	240,707
Total other assets	2,124,313	2,263,078
	$2,735,629	$3,001,092
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$35,880	$29,964
Current operating lease liabilities	162,017	142,518
Accounts payable	69,494	84,960
Accrued liabilities	166,868	302,178
Total current liabilities	434,259	559,620
Long-term liabilities:
Long-term debt, net of current maturities	1,699,433	1,724,933
Long-term operating lease liabilities, net of current portion	1,286,415	1,265,514
Deferred tax liabilities	13,612	26,229
Other long-term liabilities	153,708	143,123
Total long-term liabilities	3,153,168	3,159,799
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,825,851 and 82,645,814 issued, respectively	828	826
Capital in excess of par value	533,818	520,076
Retained earnings	1,866,660	1,937,598
Accumulated other comprehensive loss	(57,475)	(51,790)
Treasury stock, at cost, 63,996,399 and 62,910,964 shares, respectively	(3,195,629)	(3,125,037)
Total stockholders’ deficit	(851,798)	(718,327)
	$2,735,629	$3,001,092
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year
	2024	2023	2022
Revenues:
Company restaurant sales	$709,035	$846,278	$701,070
Franchise rental revenues	375,428	364,591	340,391
Franchise royalties and other	238,170	240,515	216,821
Franchise contributions for advertising and other services	248,673	240,922	209,801
	1,571,306	1,692,306	1,468,083
Operating costs and expenses, net:
Food and packaging	199,271	250,836	216,345
Payroll and employee benefits	238,047	274,598	232,250
Occupancy and other	139,305	163,273	135,803
Franchise occupancy expenses	245,379	229,602	215,609
Franchise support and other costs	17,281	12,328	16,490
Franchise advertising and other services expenses	259,131	253,533	218,272
Selling, general, and administrative expenses	143,233	172,872	130,823
Depreciation and amortization	59,776	62,287	56,100
Pre-opening costs	3,182	1,385	1,110
Goodwill impairment	162,624	—	—
Other operating expense, net	24,796	10,837	889
Gains on the sale of company-operated restaurants	(3,255)	(17,998)	(3,878)
	1,488,770	1,413,553	1,219,813
Earnings from operations	82,536	278,753	248,270
Other pension and post-retirement expenses, net	6,843	6,967	303
Interest expense, net	80,016	82,446	86,075
Earnings from continuing operations and before income taxes	(4,323)	189,340	161,892
Income taxes	32,372	58,514	46,111
Net (loss) earnings	$(36,695)	$130,826	$115,781

Net (loss) earnings per share — basic	$(1.87)	$6.35	$5.46
Net (loss) earnings per share — diluted	$(1.87)	$6.30	$5.45

Cash dividends declared per common share	$1.76	$1.76	$1.76

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Fiscal Year
	2024	2023	2022
Net (loss) earnings	$(36,695)	$130,826	$115,781
Other comprehensive income:
Actuarial (losses) gains arising during the period	(9,856)	823	24,249
Amortization of actuarial losses and prior service cost reclassified to earnings	2,135	2,154	3,238
	(7,721)	2,977	27,487
Tax effect	2,036	(785)	(7,215)
Other comprehensive (loss) income, net of taxes	(5,685)	2,192	20,272

Comprehensive (loss) income	$(42,380)	$133,018	$136,053
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year
	2024	2023	2022
Cash flows from operating activities:
Net (loss) earnings	$(36,695)	$130,826	$115,781
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	59,776	62,287	56,100
Amortization of franchise tenant improvement allowances and incentives	4,998	4,647	4,446
Deferred finance cost amortization	4,830	5,040	5,496
Loss on extinguishment of debt	—	—	7,700
Excess tax deficiency from share-based compensation arrangements	51	71	123
Deferred income taxes	(10,812)	(11,989)	7,857
Share-based compensation expense	13,471	11,205	7,122
Pension and postretirement expense	6,843	6,967	303
(Gains) losses on cash surrender value of company-owned life insurance	(16,480)	(7,346)	12,668
Gains on the sale of company-operated restaurants	(3,255)	(17,998)	(3,878)
Gains on acquisition of restaurants	(2,702)	—	—
Losses (gains) on the disposition of property and equipment, net	185	(8,171)	(30,533)
Impairment charges and other	171,415	6,217	8,219
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	19,905	(4,048)	(18,143)
Inventories	(25)	1,367	304
Prepaid expenses and other current assets	(297)	(1,422)	(3,275)
Operating lease right-of-use assets and lease liabilities	22,705	2,364	2,593
Accounts payable	(15,404)	(1,692)	16,243
Accrued liabilities	(135,159)	47,459	(9,081)
Pension and postretirement contributions	(5,937)	(6,241)	(6,690)
Franchise tenant improvement allowance and incentive disbursements	(2,486)	(3,265)	(2,989)
Other	(6,111)	(1,272)	(7,484)
Cash flows provided by operating activities	68,816	215,006	162,882
Cash flows from investing activities:
Purchases of property and equipment	(115,474)	(74,954)	(46,475)
Proceeds from the sale and leaseback of assets	1,728	3,673	10,768
Acquisition of Del Taco, net of cash acquired	—	—	(580,793)
Proceeds from the sale of company-operated restaurants	19,400	85,221	6,391
Proceeds from the sale of property and equipment	24,975	25,214	31,161
Other	—	3,065	360
Cash flows (used in) provided by investing activities	(69,371)	42,219	(578,588)
Cash flows from financing activities:
Borrowings on revolving credit facilities	6,000	—	68,000
Repayments of borrowings on revolving credit facilities	—	(50,000)	(18,000)
Proceeds from issuance of debt	—	—	1,100,000
Principal repayments on debt	(29,892)	(30,109)	(588,064)
Debt issuance costs	—	—	(20,599)
Dividends paid on common stock	(33,972)	(35,890)	(36,987)
Proceeds from issuance of common stock	2	263	51
Repurchases of common stock	(70,000)	(90,029)	(25,000)
Payroll tax payments for equity award issuances	(3,323)	(1,593)	(1,223)
Cash flows (used in) provided by financing activities	(131,185)	(207,358)	478,178
Net (decrease) increase in cash and restricted cash	(131,740)	49,867	62,472
Cash and restricted cash at beginning of year	185,907	136,040	73,568
Cash and restricted cash at end of year	$54,167	$185,907	$136,040
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in thousands)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 3, 2021	82,536,059	$825	$500,441	$1,764,412	$(74,254)	$(3,009,306)	$(817,882)
Shares issued under stock plans, including tax benefit	44,540	1	50	—	—	—	51
Share-based compensation	—	—	7,122	—	—	—	7,122
Dividends declared	—	—	261	(37,246)	—	—	(36,985)
Purchases of treasury stock	—	—	—	—	—	(25,000)	(25,000)
Fair value of assumed Del Taco RSAs attributable to pre-combination service	—	—	449	—	—	—	449
Net earnings	—	—	—	115,781	—	—	115,781
Other comprehensive income	—	—	—	—	20,272	—	20,272
Balance at October 2, 2022	82,580,599	826	508,323	1,842,947	(53,982)	(3,034,306)	(736,192)
Shares issued under stock plans, including tax benefit	65,215	—	263	—	—	—	263
Share-based compensation	—	—	11,205	—	—	—	11,205
Dividends declared	—	—	285	(36,175)	—	—	(35,890)
Purchases of treasury stock	—	—	—	—	—	(90,731)	(90,731)
Net earnings	—	—	—	130,826	—	—	130,826
Other comprehensive income	—	—	—	—	2,192	—	2,192
Balance at October 1, 2023	82,645,814	826	520,076	1,937,598	(51,790)	(3,125,037)	(718,327)
Shares issued under stock plans, including tax benefit	180,037	2	—	—	—	—	2
Share-based compensation	—	—	13,471	—	—	—	13,471
Dividends declared	—	—	271	(34,243)	—	—	(33,972)
Purchases of treasury stock	—	—	—	—	—	(70,592)	(70,592)
Net loss	—	—	—	(36,695)	—	—	(36,695)
Other comprehensive loss	—	—	—	—	(5,685)	—	(5,685)
Balance at September 29, 2024	82,825,851	$828	$533,818	$1,866,660	$(57,475)	$(3,195,629)	$(851,798)
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
As of September 29, 2024, there were 150 company-operated and 2,041 franchise-operated Jack in the Box restaurants and 133 company-operated and 461 franchise-operated Del Taco restaurants.
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
Fiscal year — The Company’s fiscal year is the 52 or 53 weeks ending the Sunday closest to September 30. In fiscal 2023, Del Taco operated on a fiscal year ending the Tuesday closest to September 30. Beginning fiscal 2024, Del Taco’s fiscal year shifted to align with Jack in the Box. As a result, Del Taco’s fiscal 2024 results include two fewer days. Comparisons throughout these notes to the consolidated financial statements refer to the 52-week periods ended September 29, 2024, October 1, 2023, and October 2, 2022 for fiscal years 2024, 2023, and 2022.
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
Restricted cash — In accordance with the terms of our securitized financing facility, certain cash balances are required to be held in trust. Such restricted cash primarily represents cash collections and cash reserves held by the trustee to be used for payments of quarterly interest and commitment fees required for the Class A-2 Notes and Variable Funding Notes. As of September 29, 2024 and October 1, 2023, restricted cash balances were $29.4 million and $28.3 million, respectively.
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

	2024	2023
Balance as of beginning of period	$(4,146)	$(5,975)
Reversal (provision) for expected credit losses, net	(372)	1,788
Write-offs charged against the allowance	6	41
Balance as of end of period	$(4,512)	$(4,146)

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Inventories — Our inventories consist principally of food, packaging, and supplies, and are valued at the lower of cost or market on a first-in, first-out basis.
Internal-use Software Costs — The Company capitalizes costs incurred to implement software solely for its internal use, including (i) hosted applications used to deliver the Company's support services, and (ii) certain implementation costs incurred in a hosting arrangement that is a service contract when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable the project will be completed and used to perform the intended function. Software implementation costs are capitalized to either other current assets or other long-term assets on the Company's consolidated balance sheet and amortized over the estimated useful life of the developed software. Hosted software implementation costs capitalized were $11.1 million and $7.9 million as of the end of fiscal year 2024 and 2023, respectively. Related amortization expense for software implementation costs was $4.5 million, $5.0 million and $5.1 million during fiscal years 2024, 2023 and 2022, respectively.
Assets held for sale — Our assets held for sale typically includes property and restaurants we plan to sell within the next year, including amounts relating to i) company-owned restaurants to be refranchised, ii) operating restaurant properties which we intend to sell to franchisees and/or sell and leaseback with a third party, and iii) closed restaurant properties which we are marketing for sale. If the determination is made that we no longer expect to sell an asset within the next year, the asset is reclassified out of assets held for sale. Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell.
Property and equipment, net — Expenditures for new facilities and equipment, and those that substantially increase the useful lives of the property, are capitalized. Facilities leased under finance leases are stated at the present value of minimum lease payments at the beginning of the lease term, not to exceed fair value. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses on the dispositions are included in “Other operating expense, net” in the accompanying consolidated statements of earnings.
Buildings, equipment, and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, over the initial lease term for certain assets acquired in conjunction with the lease commencement for leased properties, or the remaining lease term for certain assets acquired after the commencement of the lease for leased properties. In certain situations, one or more option periods may be used in determining the depreciable life of assets related to leased properties if we deem that an economic penalty would be incurred otherwise. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Building, leasehold improvement assets and equipment are assigned lives that range from 1 to 35 years. Depreciation expense related to property and equipment was $59.2 million, $61.7 million, and $55.8 million in fiscal year 2024, 2023, and 2022, respectively.
Impairment of long-lived assets — We evaluate long-lived assets, such as property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. The impairment test for long-lived assets requires us to assess the recoverability of long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from our use and eventual disposition of the assets. If the carrying amount of a long-lived asset group exceeds the sum of related undiscounted future cash flows, we recognize an impairment loss by the amount that the carrying value of the assets exceeds fair value. Refer to Note 9, Other Operating Expense, Net, for additional information.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
During the third quarter of 2024, we had performed quantitative tests over the Del Taco reporting unit noting that the fair value of the reporting unit was less than the carrying value, which resulted in an impairment of goodwill of $162.6 million. Refer also to Note 5, Goodwill and Intangible Assets, in the notes to the consolidated financial statements for results of these tests and for additional information.
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
Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $129.7 million and $113.2 million as of September 29, 2024 and October 1, 2023, respectively, and are included in “Other assets, net”, in the accompanying consolidated balance sheets. Changes in cash surrender values are included in “Selling, general and administrative expenses” in the accompanying consolidated statements of earnings. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Gift cards — We sell gift cards to our customers in our restaurants and through selected third parties. The gift cards sold to our customers have no stated expiration dates and are subject to actual or potential escheatment rights in several of the jurisdictions in which we operate. We recognize income from gift cards when redeemed by the customer. Deferred gift card income totaled $2.7 million and $2.9 million as of September 29, 2024 and October 1, 2023, respectively, and are included in “Accrued liabilities” in the accompanying consolidated balance sheets.
While we will continue to honor all gift cards presented for payment, we may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent we determine there is no requirement for remitting balances to government agencies under unclaimed property laws, card balances may be recognized as income in our consolidated statements of operations. Amounts recognized on unredeemed gift card balances were $0.8 million, $1.6 million, and $0.7 million in fiscal 2024, 2023, and 2022, respectively.
Pre-opening costs — Pre-opening costs associated with the opening of a new restaurant or the remodeling of an existing restaurant consist primarily of property rent and employee training costs. Pre-opening costs associated with the opening of a restaurant that was closed upon acquisition consist of labor costs, maintenance and repair costs, and property rent.
Self-insurance — We are self-insured for a portion of our workers’ compensation, general liability, employee medical and dental, and automotive claims. We utilize a paid-loss plan for our workers’ compensation, general liability, and automotive programs, which have predetermined loss limits per occurrence and in the aggregate. We establish our undiscounted insurance liability and reserves using independent actuarial estimates of expected losses based on a statistical analysis of historical claims data. As of September 29, 2024 and October 1, 2023, our estimated self-insurance liability was $27.9 million and $31.3 million, respectively, and is included in “Accrued liabilities” in the accompanying consolidated balance sheet.
Advertising costs — We administer marketing funds at each of our restaurant brands that include contractual contributions. In 2024, 2023 and 2022, marketing fund contributions from Jack in the Box franchise and company-operated restaurants were approximately 5.0% of sales. In 2024, 2023, and 2022, marketing fund contributions from Del Taco franchise and company-operated restaurants were approximately 4.0% of sales.
Production costs of commercials, programming, and other marketing activities are charged to the marketing funds when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. When contributions to the marketing fund exceed the related advertising expenses, advertising costs are accrued up to the amount of revenues on an annual basis since we are contractually obligated to spend these funds. When advertising costs are greater than the contributions to the marketing fund resulting in a deficit, the excess costs are covered by marketing fund contributions in the following year. As of September 29, 2024, and October 1, 2023, the Jack in the Box marketing fund ended the year with a surplus and the additional amounts accrued were $0.8 million and $9.5 million, respectively. As of September 29, 2024, and October 1, 2023, the Del Taco marketing fund ended the year with a $0.8 million deficit and a $0.8 million surplus, respectively. Total contributions made by the Company and marketing fund deficits, if any, are included in “Selling, general, and administrative expenses” in the accompanying consolidated statements of earnings. In fiscal 2024, 2023, and 2022 consolidated advertising costs were $35.0 million, $38.9 million, and $32.6 million, respectively.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Effect of accounting pronouncements adopted in 2024 and those to be adopted in future periods — We reviewed the accounting pronouncements adopted in 2024, as well as all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact on our consolidated financial statements.
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
Disaggregation of revenue — The following table disaggregates revenue by segment and primary source for the fiscal year ended September 29, 2024 (in thousands):

	Jack in the Box	Del Taco	Total
Company restaurant sales	$427,057	$281,978	$709,035
Franchise rental revenues	347,227	28,201	375,428
Franchise royalties	198,377	31,714	230,091
Marketing fees	197,900	26,258	224,158
Technology and sourcing fees	19,857	4,658	24,515
Franchise fees and other services	7,002	1,077	8,079
Total revenue	$1,197,420	$373,886	$1,571,306

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table disaggregates revenue by segment and primary source for the fiscal year ended October 1, 2023 (in thousands):

	Jack in the Box	Del Taco	Total
Company restaurant sales	$413,748	$432,530	$846,278
Franchise rental revenues	351,283	13,308	364,591
Franchise royalties	207,064	25,669	232,733
Marketing fees	199,917	21,025	220,942
Technology and sourcing fees	16,073	3,907	19,980
Franchise fees and other services	7,226	556	7,782
Total revenue	$1,195,311	$496,995	$1,692,306
The following table disaggregates revenue by segment and primary source for the fiscal year ended October 2, 2022 (in thousands):

	Jack in the Box	Del Taco	Total
Company restaurant sales	$414,225	$286,845	$701,070
Franchise rental revenues	335,936	4,455	340,391
Franchise royalties	188,902	13,414	202,316
Marketing fees	183,076	10,907	193,983
Technology and sourcing fees	14,740	1,078	15,818
Franchise fees and other services	14,309	196	14,505
Total revenue	$1,151,188	$316,895	$1,468,083
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
A summary of significant changes in our contract liabilities is presented below (in thousands):

	2024	2023
Deferred franchise and development fees at beginning of period	$50,474	$46,449
Revenue recognized during the period	(5,854)	(5,469)
Additions during the period	7,370	9,494
Deferred franchise and development fees at end of period	$51,990	$50,474
As of September 29, 2024, approximately $9.2 million of development fees related to unopened stores are included in deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and are recognized over the franchise term at the date of opening.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

2025	$5,286
2026	4,953
2027	4,623
2028	4,008
2029	3,383
Thereafter	20,580
$42,833
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
The acquisition of Del Taco was funded by cash on hand and borrowings under our 2022 Class A-2 Notes and 2022 Variable Funding Notes. The Company recognized transaction costs of $12.3 million in fiscal 2022. These costs were associated with advisory, legal, and consulting services and are presented in “Other operating expense, net” in the consolidated statement of operations.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities is recorded as goodwill. The goodwill of $319.7 million arising from the acquisition was primarily attributable to the market position and future growth potential of Del Taco for both company-operated and franchised restaurants related to future store openings, expansion into new markets, and expected synergies. None of the goodwill resulting from the acquisition is deductible for tax purposes. The goodwill arising from the Del Taco acquisition was allocated to the Company’s reporting units as follows (in thousands):

Del Taco brand	$230,722
Jack in the Box brand	89,000
Total acquisition date goodwill	$319,722
Refer to Note 5, Goodwill and Intangible Assets, for further details and for the changes in the carrying amount of goodwill.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
4.SUMMARY OF REFRANCHISINGS AND FRANCHISE ACQUISITIONS
Refranchisings — The following table summarizes the number of restaurants sold to franchisees and gains recognized in each fiscal year (dollars in thousands):

	2024	2023	2022
Restaurants sold to Jack in the Box franchisees	—	5	15
Restaurants sold to Del Taco franchisees	47	111	—

Proceeds from the sale of company-operated restaurants (1)	$19,400	$85,221	$6,391
Broker commissions	—	(1,614)	—
Net assets sold (primarily property and equipment)	(5,310)	(17,101)	(1,565)
Goodwill related to the sale of company-operated restaurants	(6,835)	(35,544)	(948)
Franchise fees	(1,266)	(3,086)	—
Sublease liabilities, net	(140)	(8,559)	—
Lease termination	(225)	(393)	—
Other (2)	(2,369)	(926)	—
Gains on the sale of company-operated restaurants	$3,255	$17,998	$3,878
________________________
(1)Amounts in 2024, 2023, and 2022 include additional proceeds of $1.5 million, $0.9 million, and $1.4 million, respectively, related to the extension of the underlying franchise and lease agreements from the sale of restaurants in prior years.
(2)Amount in 2024 is primarily comprised of a $2.2 million loss on sale of assets related to a Del Taco refranchising transaction that closed in the second quarter of 2024. Amount in 2023 is primarily related to charges for a restaurant that was closed due to refranchising the related market.
Franchise acquisitions — In 2024, Del Taco purchased 10 franchise-operated restaurants for $86 thousand as part of three separate transactions, and recognized related gains of $2.7 million. In 2022, Jack in the Box acquired 13 franchise restaurants for total consideration of $0.3 million, comprised of franchise receivables owed to the Company as of the acquisition date. There were no such acquisitions in 2023. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3).

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table provides detail of the combined acquisitions in the following periods (dollars in thousands):

	2024	2023	2022
Restaurants acquired from Jack in the Box franchisees	—	—	13
Restaurants acquired from Del Taco franchisees	10	—	—

Purchase price (1)	(86)	—	(297)
Closing and acquisition costs	(31)	—	—
Property and equipment	3,945	—	540
Intangible assets	167	—	66
Operating lease right-of-use assets	3,479	—	—
Operating lease liability	(4,772)	—	—
Gain on the acquisition of franchise-operated restaurants	$2,702	$—	$309
(1)The amounts related to outstanding receivables from franchisee forgiven upon acquisition
Assets held for sale — Assets classified as held for sale consisted of the following at each fiscal year-end (in thousands):

	2024	2023
Jack in the Box restaurant properties (1)	$14,567	$11,097
Other property and equipment (2)	199	766
Del Taco restaurants to be refranchised:
Property and equipment	1,318	771
Goodwill	409	1,291
Assets held for sale	$16,493	$13,925
________________________
(1)Consists of properties that are currently leased to franchisees which we intend to sell the underlying real estate directly to the franchisee and/or sell and leaseback with a third party within the next twelve months.
(2)Consists primarily of owned properties of closed restaurants which we are actively marketing for sale.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
5.GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill during fiscal 2024 and 2023 were as follows (in thousands):

	Jack in the Box	Del Taco	Total
Goodwill	$136,099	$230,722	$366,821
Accumulated impairment losses	—	—	—
Balance at October 2, 2022	136,099	230,722	366,821

Sale of Del Taco company-operated restaurants to franchisees	—	(35,472)	(35,472)
Sale of Jack in the Box company-operated restaurants to franchisees	(72)	—	(72)
Reclassified to assets held for sale	—	(1,291)	(1,291)

Goodwill	136,027	193,959	329,986
Accumulated impairment losses	—	—	—
Balance at October 1, 2023	136,027	193,959	329,986

Impairment of goodwill	—	(162,624)	(162,624)
Sale of Del Taco company-operated restaurants to franchisees	—	(5,544)	(5,544)
Reclassified to assets held for sale	(200)	(409)	(609)

Goodwill	135,827	188,006	323,833
Accumulated impairment losses	—	(162,624)	(162,624)
Balance at September 29, 2024	$135,827	$25,382	$161,209
As of the June 9, 2024 testing date, the balance of the Del Taco reporting unit goodwill was $194.0 million. During the third quarter of 2024, the Company identified triggering events that indicated the goodwill allocated to the Del Taco reporting unit might be impaired. The triggering events related to i) a recent negative trend in Del Taco same store sales, ii) lower margins due in part to lower sales and wage increases required in California effective April 1, 2024 under AB 1228 and iii) unfavorable changes in the economic environment specifically impacting our industry, including inflation and interest rates. As a result, the Company performed a quantitative test over the Del Taco reporting unit, noting that the fair value of the reporting unit was less than the carrying value, which resulted in an impairment of goodwill of $162.6 million. The Company determined that there was no such triggering event for the Jack in the Box reporting unit during 2024.
In performing a quantitative test for impairment of goodwill for Del Taco, we primarily use the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of the reporting unit. Significant assumptions made by management to estimate fair value under the discounted cash flow method include future cash flow assumptions. The Company also performed a quantitative analysis over its indefinite-lived intangible trademark asset, as well as over its definite-lived intangible assets to determine whether any impairment would need to be recognized, noting none.
In connection with the goodwill impairment test, the Company also performed a quantitative analysis over its long-lived assets, noting impairment of $0.1 million, which was recorded in the third quarter of 2024.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The net carrying amounts of intangible assets are as follows (in thousands):

	September 29, 2024			October 1, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived intangible assets:
Sublease assets	$2,671	$(620)	$2,051	$2,671	$(381)	$2,290
Franchise contracts	9,700	(1,389)	8,311	9,700	(850)	8,850
Reacquired franchise rights	464	(311)	153	297	(107)	190
	$12,835	$(2,320)	$10,515	$12,668	$(1,338)	$11,330
Indefinite-lived intangible assets:
Del Taco trademark	$283,500	$—	$283,500	$283,500	$—	$283,500
	$283,500	$—	$283,500	$283,500	$—	$283,500
The following table summarizes, as of September 29, 2024, the estimated amortization expense for each of the next five fiscal years (in thousands):

2025	$796
2026	794
2027	807
2028	752
2029 and thereafter	7,366
Total	$10,515
6.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (2) (Level 1)	Significant Other Observable Inputs (2) (Level 2)	Significant Unobservable Inputs (2) (Level 3)
Fair value measurements as of September 29, 2024:
Non-qualified deferred compensation plan (1)	$18,481	$18,481	$—	$—
Total liabilities at fair value	$18,481	$18,481	$—	$—

Fair value measurements as of October 1, 2023:
Non-qualified deferred compensation plan (1)	$15,501	$15,501	$—	$—
Total liabilities at fair value	$15,501	$15,501	$—	$—
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
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of September 29, 2024 and October 1, 2023 (in thousands):

	September 29, 2024		October 1, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Series 2019 Class A-2 Notes	$699,625	$684,875	$706,875	$640,046
Series 2022 Class A-2 Notes	$1,045,000	$975,507	$1,067,000	$903,056

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The fair value of the Class A-2 Notes was estimated using Level 2 inputs based on quoted market prices in markets that are not considered active markets. As of September 29, 2024, we had $6.0 million of outstanding borrowings under our Variable Funding Notes. The fair value of these loans approximates their carrying value due to the variable rate nature of these borrowings.
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
In connection with our impairment reviews performed during 2024, the Company impaired certain assets. For further information, see Note 4, Summary of Refranchisings and Assets Held For Sale, Note 5, Goodwill and Intangible Assets, Net, and Note 9, Other Operating Expenses, Net in the notes to the consolidated financial statements.
7.INDEBTEDNESS
The detail of our long-term debt at the end of each fiscal year is as follows (in thousands):

	September 29, 2024	October 1, 2023
Series 2019-1 4.476% Fixed Rate Class A-2-II Notes	$265,375	$268,125
Series 2019-1 4.970% Fixed Rate Class A-2-III Notes	434,250	438,750
Series 2022-1 3.445% Fixed Rate Class A-2-I Notes	522,500	533,500
Series 2022-1 4.136% Fixed Rate Class A-2-II Notes	522,500	533,500
Series 2022-1 Variable Funding Notes, variable interest rate of 6.788% at September 29, 2024	6,000	—
Finance lease obligations and other debt	913	1,626
Total debt	1,751,538	1,775,501
Less current maturities of long-term debt	(35,880)	(29,964)
Less unamortized debt issuance costs	(16,225)	(20,604)
Long-term debt	$1,699,433	$1,724,933
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
The Company also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. As of September 29, 2024, we had $6.0 million in outstanding borrowings and had available borrowing capacity of $94.5 million, net of letters of credits issued of $49.5 million.
The net proceeds of the sale of the 2022 Notes were used to repay in full of $570.7 million in aggregate outstanding principal amount of the Company’s Series 2019-1 Class A-2-I Notes, together with the applicable make-whole premium and unpaid interest, and was used to fund a portion of the Company’s acquisition of Del Taco. As a result, the Company recorded a loss on early extinguishment of debt of $5.6 million during the second quarter of 2022, which was comprised of the write-off of certain deferred financing costs and a specified make-whole premium payment, and is presented in “Interest expense, net” in the consolidated statement of operations. Additionally, in connection with the 2022 Notes, the Company capitalized $17.4 million of debt issuance costs, which are being amortized into interest expense over the Anticipated Repayment Dates, utilizing the effective interest rate method. The costs related to our Variable Funding Notes are presented within “Other assets, net” and are being amortized over the Anticipated Repayment Date of February 2027 using the straight-line method. As of September 29, 2024, the effective interest rates, including the amortization of debt issuance costs, were 4.851%, 5.258%, 3.796%, and 4.347% for the Series 2019-1 Class A-2-II Notes, Series 2019-1 Class A-2-III Notes, Series 2022-1 Class A-2-I Notes, and Series 2022-1 Class A-2-II Notes, respectively.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Variable Funding Notes — Depending on the type of borrowing under the Variable Funding Notes, interest on the Variable Funding Notes will be based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) the lenders’ commercial paper funding rate plus any applicable margin, as set forth in the Variable Funding Note Purchase Agreement. There is a scaled commitment fee on the unused portion of the Variable Funding Notes facility of between 50 and 100 basis points. The principal and interest on the Variable Funding Notes were repaid in full in October 2024. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue equal to 5.00% per annum.
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
Revolving credit facility — In connection with the Del Taco acquisition, Del Taco’s existing debt of $115.2 million related to a Syndicated Credit Facility dated August 5, 2015, was repaid and extinguished on the Closing Date. On the Closing Date, Del Taco entered into a new syndicated credit facility with an aggregate principal amount of up to $75.0 million, which now matures on February 28, 2025. The Company capitalized $0.3 million of debt issuance costs, which are being amortized into interest expense over the expected term of the credit facility. The revolving credit facility, as amended, included a limit of $20.0 million for letters of credit, all of which were cancelled as of September 29, 2024. As of September 29, 2024, we had no outstanding borrowings and available borrowing capacity of $75.0 million under the facility.
Bridge commitment letter — In connection with the Merger Agreement, the Company secured commitments for a bridge financing facility in an amount of up to $600.0 million (the “Bridge Facility”). No amounts were drawn under the Bridge Facility, which was terminated as a result of our securitization refinancing transaction. The Company expensed approximately $2.1 million for the unamortized issuance costs associated with this commitment which is presented in “Interest expense, net” in the consolidated statement of operations.
Maturities of long-term debt — Assuming repayment by the Anticipated Repayment Dates and based on the leverage ratio as of September 29, 2024, principal payments on our long-term debt outstanding at September 29, 2024 for each of the next five fiscal years and thereafter are as follows (in thousands):

2025	$35,880
2026	289,156
2027	516,034
2028	15,538
2029	427,292
Thereafter	467,638
$1,751,538

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Company as lessee — Leased assets and liabilities consisted of the following as of September 29, 2024 and October 1, 2023 (in thousands):

	September 29, 2024	October 1, 2023
Assets:
Operating lease ROU assets	$1,410,083	$1,397,555
Finance lease ROU assets (1)	416	971
Total ROU assets	$1,410,499	$1,398,526
Liabilities:
Current operating lease liabilities	$162,017	$142,518
Current finance lease liabilities (2)	602	689
Long-term operating lease liabilities	1,286,415	1,265,514
Long-term finance lease liabilities (2)	—	627
Total lease liabilities	$1,449,034	$1,409,348
________________________
(1)Included in “Property and equipment, net” on our consolidated balance sheets.
(2)Included in “Current maturities of long-term debt” and “Long-term debt, net of current maturities” on our consolidated balance sheets.
The following table presents the components of our lease costs in fiscal 2024, 2023, and 2022 (in thousands):

	2024	2023	2022
Lease costs:
Finance lease cost:
Amortization of ROU assets (1)	$492	$691	$827
Interest on lease liabilities (2)	68	55	67
Operating lease cost (3)	243,488	240,153	218,837
Short-term lease cost (3)	195	730	824
Variable lease cost (3)(4)	51,374	50,448	48,872
	$295,617	$292,077	$269,427
________________________
(1)Included in “Depreciation and amortization” in our consolidated statements of earnings.
(2)Included in “Interest expense, net” in our consolidated statements of earnings.
(3)Operating lease, short-term and variable lease costs associated with franchisees and company-operated restaurants are included in “Franchise occupancy expenses” and “Occupancy and other,” respectively, in our consolidated statements of earnings. For our closed restaurants, these costs are included in “Other operating expense, net” and all other costs are included in “Selling, general and administrative expenses.”
(4)Includes $41.0 million, $39.9 million, and $38.2 million in 2024, 2023, and 2022, respectively, of property taxes and common area maintenance costs which are reimbursed by sub-lessees.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table presents supplemental information related to leases:

	September 29, 2024	October 1, 2023
Weighted-average remaining lease term (in years):
Finance leases	0.8	1.7
Operating leases	11.1	11.1
Weighted-average discount rate:
Finance leases	7.0%	7.1%
Operating leases	5.9%	5.5%
The following table presents as of September 29, 2024, the annual maturities of our lease liabilities (in thousands):

	Finance Leases	Operating Leases
Fiscal year:
2025	$625	$239,575
2026	7	227,422
2027	—	224,198
2028	—	181,919
2029	—	144,349
Thereafter	—	1,015,330
Total future lease payments (1)	$632	$2,032,793
Less: imputed interest	(30)	(584,361)
Present value of lease liabilities	$602	$1,448,432
Less current portion	(602)	(162,017)
Long-term lease obligations	$—	$1,286,415
________________________
(1)Total future lease payments include non-cancellable commitments of $0.6 million for finance leases and $1,375.1 million for operating leases.
Assets recorded under finance leases are included in property and equipment, and consisted of the following at each fiscal year-end (in thousands):

	2024	2023
Buildings	$—	$1,342
Equipment	6,003	6,140
Less accumulated amortization	(5,587)	(6,511)
	$416	$971
The following table includes supplemental cash flow and non-cash information related to our lessee leases (in thousands):

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$218,916	$236,356
Operating cash flows from financing leases	$68	$55
Financing cash flows from financing leases	$617	$836
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease obligations	$191,923	$250,862
Right-of-use assets obtained in exchange for new financing lease obligations	$—	$5
Sale and leaseback transactions — In fiscal 2024, we sold one restaurant property in a sale and leaseback transaction for net proceeds of $1.7 million, and recorded a total loss of less than $0.1 million. The lease has been accounted for as an operating lease and contains an initial term of 20 years.
In fiscal 2023, we sold one restaurant property in a sale and leaseback transaction for net proceeds of $3.7 million, and recorded a total loss of less than $0.1 million. The lease has been accounted for as an operating lease and contains an initial term of 20 years.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In fiscal 2022, we sold four restaurant properties in sale and leaseback transactions for net proceeds of $10.8 million, and recorded total losses of $0.2 million. The leases have been accounted for as operating leases and contain initial terms of 16 years and 20 years.
Company as lessor — The following table presents rental income (in thousands):

	2024			2023
	Owned Properties	Leased Properties	Total	Owned Properties	Leased Properties	Total
Operating lease income - franchise	$18,301	$242,111	$260,412	$17,805	$225,392	$243,197
Variable lease income - franchise	12,522	100,903	113,425	12,700	108,010	120,710
Amortization of sublease assets and liabilities, net	—	1,591	1,591	—	684	684
Franchise rental revenues	$30,823	$344,605	$375,428	$30,505	$334,086	$364,591
Operating lease income - closed restaurants and other (1)	$31	$7,662	$7,693	$76	$7,387	$7,463
________________________
(1)Primarily relates to closed restaurant properties included in “Other operating expense, net” in our consolidated statements of earnings.
The following table presents as of September 29, 2024, future minimum rental receipts for non-cancellable leases and subleases (in thousands):

September 29, 2024
Fiscal year:
2025	$269,206
2026	254,975
2027	253,917
2028	208,641
2029	164,247
Thereafter	1,180,855
Total minimum rental receipts	$2,331,841
Assets held for lease and included in property and equipment consisted of the following at each fiscal year-end (in thousands):

	September 29, 2024	October 1, 2023
Land	$71,130	$78,665
Buildings	763,697	792,177
Equipment	716	63
	835,543	870,905
Less accumulated depreciation	(669,459)	(672,137)
	$166,084	$198,768
9.OTHER OPERATING EXPENSE, NET
Other operating expense, net, in the accompanying consolidated statements of earnings is comprised of the following in each fiscal year (in thousands):

	2024	2023	2022
Acquisition, integration and strategic initiatives	$15,631	$9,112	$20,081
Costs of closed restaurants and other	2,975	4,786	4,599
Restaurant impairment charges	8,008	4,569	5,927
Accelerated depreciation	699	541	1,124
Gains on acquisition of restaurants	(2,702)	—	(309)
Losses (gains) on disposition of property and equipment, net	185	(8,171)	(30,533)
Other operating expenses, net	$24,796	$10,837	$889

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Acquisition, integration and strategic initiatives — Costs incurred primarily related to severance, retention bonuses, strategic consulting fees and technology integration from the acquisition of Del Taco.
Cost of closed restaurants — Cost of closed restaurants primarily include ongoing costs associated with closed restaurants and cancelled project costs.
Restaurant impairment charges — In 2024, impairment charges included $3.4 million relating to under-performing Jack in the Box restaurants currently held for use, $1.2 million relating to under-performing Jack in the Box restaurants to be closed, and $2.6 million relating to underperforming Del Taco restaurants. In 2023, impairment charges included $4.4 million relating to under-performing Del Taco restaurants currently held for use. In 2022, impairment charges included amounts related to nine Jack in the Box company-operated restaurants that were closed in connection with the sale of the related markets as well as amounts related to Jack in the Box restaurants leased or subleased to franchisees for which the lease and franchise agreements were terminated early.
Accelerated depreciation — When a long-lived asset will be replaced or otherwise disposed of prior to the end of its estimated useful life, the useful life of the asset is adjusted based on the estimated disposal date and accelerated depreciation is recognized. In 2024, 2023 and 2022, accelerated depreciation primarily related to facility improvements, restaurant remodels, and information technology assets.
Gains on acquisition of restaurants — In 2024, gains primarily relate to the gains on acquisition of Del Taco restaurants. Refer also to Note 4, Summary of Refranchisings and Franchise Acquisitions, in the notes to the consolidated financial statements for results of these tests and for additional information.
Losses (gains) on disposition of property and equipment, net — In 2024, losses primarily relate to the disposal of other property and equipment for Del Taco, partially offset by gains primarily relating to the sale of Jack in the Box restaurant properties to franchisees who were leasing the properties from us prior to the sale. In 2023, gains primarily relate to the sale of Jack in the Box restaurant properties to franchisees who were leasing the properties from us prior to the sale. In 2022, gains primarily relate to the sale of closed restaurant properties.
10.SEGMENT REPORTING
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
The Company measures and evaluates our segments based on segment revenues and segment profit. The reportable segments do not include an allocation of the costs related to shared service functions, such as accounting/finance, human resources, audit services, legal, tax and treasury. These costs are reflected in the caption “Shared services” below.
Our measure of segment profit excludes depreciation and amortization, share-based compensation, company-owned life insurance (“COLI”) gains/ losses, net of changes in our non-qualified deferred compensation obligation supported by these policies, acquisition, integration, and strategic initiatives, gains on the sale of company-operated restaurants, gains on acquisition of restaurants, and amortization of favorable and unfavorable leases and subleases, net.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table provides information related to our operating segments in each period (in thousands):

	2024	2023	2022
Revenues by segment:
Jack in the Box restaurant operations	$1,197,420	$1,195,311	$1,151,188
Del Taco restaurant operations	373,886	496,995	316,895
Consolidated revenues	$1,571,306	$1,692,306	$1,468,083
Segment profit reconciliation:
Jack in the Box segment profit	$362,377	$381,171	$383,794
Del Taco segment profit	28,968	45,730	62,353
Shared services	(77,138)	(87,862)	(107,730)
	$314,207	$339,039	$338,417
Depreciation and amortization	59,776	62,287	56,100
Acquisition, integration and strategic initiatives	15,631	9,112	20,081
Share-based compensation	13,471	11,205	7,122
Net COLI (gains) losses	(14,390)	(5,953)	9,911
Goodwill impairment	162,624	—	—
Gains on the sale of company-operated restaurants	(3,255)	(17,998)	(3,878)
Gains on acquisition of restaurants	(2,702)	—	(309)
Amortization of favorable and unfavorable leases and subleases, net	516	1,633	1,120
Earnings from operations	$82,536	$278,753	$248,270
We do not evaluate, manage or measure performance of segments using asset, pension or post-retirement expense, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.
11.    INCOME TAXES
Income taxes consist of the following in each fiscal year (in thousands):

	2024	2023	2022
Current:
Federal	$32,251	$53,229	$28,934
State	10,933	17,274	9,320
	43,184	70,503	38,254
Deferred:
Federal	(2,696)	(10,642)	5,344
State	(8,116)	(1,347)	2,513
	(10,812)	(11,989)	7,857
Income tax expense from continuing operations	$32,372	$58,514	$46,111

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Our expense (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate to pre-tax income (loss). The sources and tax effects of the differences are as follows (in thousands):

	2024		2023		2022
Pre-tax income (loss)	$(4,323)		$189,340		$161,892

Income tax at federal statutory rate	(908)	21.0%	39,821	21.0%	33,964	21.0%
State income taxes, net of federal benefit	(233)	5.4%	10,587	5.6%	8,437	5.2%
Stock-based compensation expense	51	(1.2)%	71	—%	122	0.1%
Tax credits, net of valuation allowance	(340)	7.9%	(818)	(0.4)%	(906)	(0.6)%
Nondeductible goodwill related to impairment	35,075	(811.5)%	—	—%	—	—%
Nondeductible goodwill related to the sale of company-operated restaurants	1,787	(41.3)%	9,280	4.9%	—	—%
Nondeductible transaction costs	—	—%	—	—%	940	0.6%
Expense (benefit) related to COLIs	(4,703)	108.8%	(1,947)	(1.0)%	3,319	2.1%
Officers’ compensation limitation	1,306	(30.2)%	1,188	0.6%	677	0.4%
Other, net	337	(7.8)%	332	0.2%	(442)	(0.3)%
Effective tax rate	$32,372	(748.9)%	58,514	30.9%	46,111	28.5%
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each fiscal year-end are presented below (in thousands):

	2024	2023
Deferred tax assets:
Operating and finance lease liabilities	$381,522	$372,095
Accrued defined benefit pension and postretirement benefits	22,074	18,896
Deferred income	15,465	15,137
Accrued legal settlements	4,764	11,099
Accrued insurance	7,135	8,086
Share-based compensation	6,814	6,139
Accrued incentive compensation	2,692	5,928
Capitalized research costs	1,443	1,943
Tax loss and tax credit carryforwards	387	1,956
Accrued compensation expense	1,254	1,259
Other reserves and allowances	1,241	1,144
Property and equipment, net of impairment	5,847	181
Other, net	4,201	3,852
Total gross deferred tax assets	454,839	447,715
Valuation allowance	—	(1,043)
Total net deferred tax assets	454,839	446,672
Deferred tax liabilities:
Operating and finance lease ROU assets	(378,531)	(380,040)
Intangible assets	(88,378)	(84,969)
Investment basis limitation	—	(6,191)
Other	(1,542)	(1,701)
Total gross deferred tax liabilities	(468,451)	(472,901)
Net deferred tax liabilities	$(13,612)	$(26,229)
Deferred tax assets as of September 29, 2024 include state gross net operating loss carryforwards of approximately $11.4 million, of which $9.1 million has an indefinite carryforward. The remainder will expire at various times between 2026 and 2042. At September 29, 2024, California Enterprise Zone Credit carryforwards expired, and the Company released $1.0 million of deferred tax assets and $1.0 million of valuation allowances thereto. We believe it is more likely than not that all other deferred tax assets will be realized through future taxable income or alternative tax strategies.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The major jurisdictions in which the Company files income tax returns includes the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for fiscal year 2021 and forward. The statutes of limitations for California, which constitutes the Company's major state tax jurisdiction, have not expired for fiscal years 2018 and forward.
12.RETIREMENT PLANS
We sponsor programs that provide retirement benefits to our employees. These programs include defined contribution plans, defined benefit pension plans, and postretirement healthcare plans.
Defined contribution plans — At the beginning of fiscal year 2024, we maintained two qualified savings plans pursuant to Section 401(k) of the Internal Revenue Code (“IRC”); the Jack in the Box Inc. Easy$aver Plus Plan and the Del Taco Savings Plan. Effective January 1, 2024, the Del Taco Savings Plan was merged into the Easy$aver Plus Plan so that now we maintain one qualified savings plan. The plan allows all employees who meet certain age and minimum service requirements to defer a percentage of their pay on a pre-tax basis. Our contributions under these plans were $3.3 million, $2.3 million, and $2.1 million in each fiscal years 2024, 2023 and 2022, respectively.
We also maintain an unfunded, non-qualified deferred compensation plan for key executives and other members of management whose compensation deferrals or company matching contributions to the qualified savings plan are limited due to IRC rules. Effective January 1, 2016, this non-qualified plan was amended to replace the company matching contribution with an annual restoration match that is intended to “restore” up to the full match for participants whose elective deferrals (and related company matching contributions) to the qualified savings plan were limited due to IRC rules. A participant’s right to the Company restoration match vests immediately. This plan allows participants to defer up to 50% of their salary and 85% of their bonus, on a pre-tax basis. Our contributions under the non-qualified deferred compensation plan were $0.2 million in fiscal year 2024, $0.1 million in fiscal year 2023, and less than $0.1 million in fiscal year 2022.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Obligations and funded status — The following table provides a reconciliation of the changes in benefit obligations, plan assets, and funded status of our retirement plans for each fiscal year (in thousands):

	Qualified Plan		SERP		Postretirement Health Plans
	2024	2023	2024	2023	2024	2023
Change in benefit obligation:
Obligation at beginning of year	$266,345	$293,342	$53,513	$56,891	$11,891	$12,577
Interest cost	15,791	16,068	3,188	3,149	711	700
Participant contributions	—	—	—	—	102	101
Actuarial loss (gain)	29,769	(13,792)	5,199	(1,287)	1,186	(383)
Benefits paid	(13,985)	(14,884)	(4,803)	(5,240)	(1,268)	(1,145)
Settlements and other	—	(14,389)	—	—	32	41
Obligation at end of year	$297,920	$266,345	$57,097	$53,513	$12,654	$11,891
Change in plan assets:
Fair value at beginning of year	$275,143	$303,951	$—	$—	$—	$—
Actual return on plan assets	41,281	465	—	—	—	—
Participant contributions	—	—	—	—	102	101
Employer contributions	—	—	4,803	5,240	1,134	1,002
Benefits paid	(13,985)	(14,884)	(4,803)	(5,240)	(1,268)	(1,145)
Settlements and other	—	(14,389)	—	—	32	42
Fair value at end of year	$302,439	$275,143	$—	$—	$—	$—
Funded (unfunded) status at end of year	$4,519	$8,798	$(57,097)	$(53,513)	$(12,654)	$(11,891)
Amounts recognized on the balance sheet:
Noncurrent assets	$4,519	$8,798	$—	$—	$—	$—
Current liabilities	—	—	(5,124)	(5,138)	(1,111)	(1,072)
Noncurrent liabilities	—	—	(51,973)	(48,375)	(11,543)	(10,819)
Total asset (liability) recognized	$4,519	$8,798	$(57,097)	$(53,513)	$(12,654)	$(11,891)
Amounts in AOCI not yet reflected in net periodic benefit cost:
Unamortized actuarial loss (gain), net	$100,938	$99,871	$18,542	$13,974	$(8,132)	$(10,232)
Unamortized prior service cost	—	—	—	15	—	—
Total	$100,938	$99,871	$18,542	$13,989	$(8,132)	$(10,232)
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial loss (gain)	$3,470	$848	$5,199	$(1,287)	$1,186	$(383)
Amortization of actuarial (loss) gain	(2,403)	(2,349)	(632)	(718)	914	932
Amortization of prior service cost	—	—	(14)	(19)	—	—
Total recognized in OCI	1,067	(1,501)	4,553	(2,024)	2,100	549
Net periodic benefit (credit) cost	3,212	3,312	3,834	3,886	(203)	(232)
Total recognized in comprehensive income	$4,279	$1,811	$8,387	$1,862	$1,897	$317
Amounts in AOCI expected to be amortized in next fiscal net periodic benefit cost:
Net actuarial loss (gain)	$2,416		$990		$(778)
The net actuarial loss arising in the current year is primarily attributable to the impact of lower discount rates, partially offset by an increase in the actual return on plan assets.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
As of September 29, 2024 and October 1, 2023, respectively, the Qualified Plan’s ABO was less than the fair value of its plan assets. The SERP is an unfunded plan and, as such, had no plan assets as of September 29, 2024 and October 1, 2023. The following sets forth the PBO, ABO, and fair value of plan assets of our pension plans as of the measurement date in each fiscal year (in thousands):

	2024	2023
Qualified Plan:
Projected benefit obligation	$297,920	$266,345
Accumulated benefit obligation	$297,920	$266,345
Fair value of plan assets	$302,439	$275,143
SERP:
Projected benefit obligation	$57,097	$53,513
Accumulated benefit obligation	$57,097	$53,513
Fair value of plan assets	$—	$—
Net periodic benefit cost — The components of the fiscal year net periodic benefit cost were as follows (in thousands):

	2024	2023	2022
Qualified Plan:
Interest cost	$15,791	$16,068	$12,506
Expected return on plan assets	(14,982)	(15,105)	(18,103)
Actuarial loss	2,403	2,349	2,193
Net periodic benefit (credit) cost	$3,212	$3,312	$(3,404)
SERP:
Interest cost	$3,188	$3,149	$2,173
Actuarial loss	632	718	1,666
Amortization of unrecognized prior service cost	14	19	19
Net periodic benefit cost	$3,834	$3,886	$3,858
Postretirement health plans:
Interest cost	$711	$700	$489
Actuarial (gain) loss	(914)	(932)	(640)
Net periodic benefit (credit) cost	$(203)	$(232)	$(151)
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Assumptions — We determine our actuarial assumptions on an annual basis. In determining the present values of our benefit obligations and net periodic benefit costs as of and for the fiscal years ended September 29, 2024, October 1, 2023, and October 2, 2022, we used the following weighted-average assumptions:

	2024	2023	2022
Assumptions used to determine benefit obligations (1) (2):
Qualified Plan:
Discount rate	5.11%	6.10%	5.63%
SERP:
Discount rate	5.09%	6.26%	5.80%
Postretirement health plans:
Discount rate	5.09%	6.27%	5.82%
Assumptions used to determine net periodic benefit cost (2) (3):
Qualified Plan:
Discount rate	6.10%	5.63%	3.11%
Long-term rate of return on assets	5.60%	5.10%	4.50%
SERP:
Discount rate	6.26%	5.80%	2.99%
Postretirement health plans:
Discount rate	6.27%	5.82%	2.95%
________________________
(1)Determined as of end of year.
(2)There is no assumed rate of increase, as there are no active employees in any of the fiscal years presented.
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
The assumed discount rate and expected long-term rate of return on assets have a significant effect on amounts reported for our pension and postretirement plans. If the discount rate and expected rate of return on assets used were to decrease by 0.25%, fiscal 2024 earnings before income taxes would have decreased by $0.1 million and decreased by $1.0 million, respectively.
For measurement purposes, the weighted-average assumed health care cost trend rates for our postretirement health plans were as follows for each fiscal year:

	2024	2023	2022
Healthcare cost trend rate for next year:
Participants under age 65	6.25%	6.25%	6.25%
Participants age 65 or older	6.25%	6.25%	5.75%
Rate to which the cost trend rate is assumed to decline:
Participants under age 65	4.50%	4.50%	4.50%
Participants age 65 or older	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate:
Participants under age 65	2031	2031	2030
Participants age 65 or older	2031	2031	2028
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Plan assets — Our investment philosophy is to invest assets in a prudent manner to meet the obligation of providing benefits to Plan participants and their beneficiaries in accordance with the time horizon appropriate for the Plan while employing asset diversification to minimize the risk of large losses. Our asset allocation strategy utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk. We regularly monitor our asset allocation, and senior financial management and the Finance Committee of the Board of Directors review performance results quarterly. We continually review our target asset allocation for our Qualified Plan and when changes are made, we reallocate our plan assets over a period of time, as deemed appropriate by senior financial management, to achieve our target asset allocation. Our plan asset allocation at the end of each fiscal 2024 and 2023 and respective target allocations were as follows:

	2024	Target	Minimum	Maximum
Cash & cash equivalents	1%	—%	—%	—%
Global equity	13%	12%	7%	17%
Alternative credit	11%	9%	4%	14%
Real assets	9%	9%	4%	14%
Liability-hedging assets	66%	70%	60%	80%
	100%	100%

	2023	Target	Minimum	Maximum
Cash & cash equivalents	1%	—%	—%	—%
Global equity	11%	12%	7%	17%
Alternative credit	10%	9%	4%	14%
Real assets	10%	9%	4%	14%
Liability-hedging assets	68%	70%	60%	80%
	100%	100%
The Company measures its defined benefit plan assets and obligations as of the month-end date closest to its fiscal year end, which is a practical expedient under FASB authoritative guidance. The fair values of the Qualified Plan’s assets by asset category are as follows (in thousands):

		Total	Other (i.e., NAV Assets) (3)	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value at September 30, 2024:
Cash and cash equivalents	(1)	$2,933	$—	$—	$2,933	$—
Equity:
Global equity	(2)	40,193	40,193	—	—	—
Fixed income:
Liability-hedging assets	(4)	200,675	86,089	—	114,586	—
Alternative credit	(5)	32,100	32,100	—	—	—
Real assets	(6)	26,538	26,538	—	—	—
		$302,439	$184,920	$—	$117,519	$—
Fair Value at September 30, 2023:
Cash and cash equivalents	(1)	$3,266	$—	$—	$3,266	$—
Equity:
Global equity	(2)	30,879	30,879	—	—	—
Fixed income:
Liability-hedging assets	(4)	184,085	77,653	—	106,432	—
Alternative credit	(5)	28,378	28,378	—	—	—
Real assets	(6)	28,535	28,535	—	—	—
		$275,143	$165,445	$—	$109,698	$—
________________________
(1)Cash and cash equivalents are comprised of commercial paper, short-term bills and notes, and short-term investment funds, which are valued at quoted prices in active markets for similar securities.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum requirement. We do not anticipate making any contributions to our Qualified Plan in fiscal 2025. Contributions expected to be paid in the next fiscal year, the projected benefit payments for each of the next five fiscal years, and the total aggregate amount for the subsequent five fiscal years are as follows (in thousands):

	Defined Benefit Plans	Postretirement Health Plans
Estimated net contributions during fiscal 2025	$5,125	$1,139
Estimated future year benefit payments during fiscal years:
2025	$20,487	$1,139
2026	$20,825	$1,150
2027	$21,200	$1,155
2028	$21,600	$1,150
2029	$21,985	$1,139
2030-2034	$115,261	$5,245
We will continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and economic environment. Expected benefit payments are based on the same assumptions used to measure our benefit obligations at September 29, 2024 and include estimated future employee service, if applicable.
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
Our Amended and Restated 2004 Stock Incentive Plan (“Prior Plan”) authorized the issuance of up to 11,600,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, or performance units to our employees and directors. As of January 1, 2023, no additional awards were granted under the Prior Plan. Our Jack in the Box Inc. 2023 Omnibus Incentive Plan (“Plan”) authorizes the issuance of up to 2,500,000 common shares plus Prior Plan returning shares in connection with outstanding awards as of January 6, 2023 that on or following such date are not issued, settled in cash, or fail to vest. The Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company, and provide a means by which such persons may benefit from increases in value of the common stock. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, or performance stock awards, to our employees and directors. There were 1,987,156 shares of common stock available for future issuance under this plan as of September 29, 2024.
We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive fees or retainers may choose to defer receipt of their compensation. The deferred amounts are converted to stock equivalents. The plan requires settlement in shares of our common stock based on the number of stock equivalents and dividend equivalents at the time of a participant’s separation from the Board of Directors. This plan provides for the issuance of up to 350,000 shares of common stock in connection with the crediting of stock equivalents. There were 106,576 shares of common stock available for future issuance under this plan as of September 29, 2024.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Compensation expense — The components of share-based compensation expense, included within “Selling, general, and administrative expenses” in our consolidated statements of earnings, in each fiscal year are as follows (in thousands):

	2024	2023	2022
Nonvested restricted stock units	$10,128	$7,598	$4,544
Stock options	—	4	19
Performance share awards	3,308	3,195	1,835
Nonvested restricted stock awards	—	166	434
Non-management directors’ deferred compensation	35	242	290
Total share-based compensation expense	$13,471	$11,205	$7,122
Nonvested restricted stock units — Nonvested restricted stock units (“RSUs”) are generally issued to employees and non-employee directors. Grants to executive officers of time-vesting RSUs vest ratably over four years or three years, are subject to a stock holding requirement of 50% of after-tax net shares resulting from the vesting of RSUs, and must be held until the multiple of base salary stock ownership is met. There were 22,582 RSU’s vesting over four years, and 104,419 RSU’s vesting over three years, outstanding as of September 29, 2024. RSUs issued to non-management directors vest 12 months from the date of grant, or upon termination of board service, including RSUs for which the director elected to defer receipt until termination of board service, and totaled 77,470 units outstanding as of September 29, 2024. RSUs issued to certain other employees either cliff vest or vest ratably over three years and totaled 177,267 units outstanding as of September 29, 2024. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date discounted by the present value of the expected dividend stream over the vesting period.
The following is a summary of RSU activity for fiscal 2024:

	Shares	Weighted- Average Grant Date Fair Value
RSUs outstanding at October 1, 2023	328,536	$70.97
Granted	204,908	$67.74
Released	(113,773)	$69.90
Forfeited	(37,933)	$70.70
RSUs outstanding at September 29, 2024	381,738	$69.59
As of September 29, 2024, there was approximately $11.8 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.7 years. The weighted-average grant date fair value of awards granted was $67.74, $68.56, and $78.28 in fiscal years 2024, 2023, and 2022, respectively. In fiscal years 2024, 2023, and 2022, the total fair value of RSUs that vested and were released was $8.0 million, $4.6 million, and $2.5 million, respectively.
Stock options — Option grants have contractual terms of seven years and employee options vest over a three-year period. Options may vest sooner upon retirement from the Company for employees meeting certain age and years of service thresholds. All option grants provide for an option exercise price equal to the closing market value of the common stock on the date of grant.
The following is a summary of stock option activity for fiscal 2024:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at October 1, 2023	28,950	$94.92
Expired	(14,939)	$104.95
Options outstanding at September 29, 2024	14,011	$84.23	1.12	$—
Options exercisable at September 29, 2024	14,011	$84.23	1.12	$—
The aggregate intrinsic value in the table above is the amount by which the current market price of our stock on September 29, 2024 exceeds the weighted-average exercise price.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
We use a valuation model to determine the fair value of options granted that requires the input of highly subjective assumptions, including the expected volatility of the stock price. No stock option awards were granted in fiscal 2024, 2023, or 2022.
As of September 29, 2024, there was no unrecognized compensation cost related to stock options grants. There were no stock options exercised in fiscal year 2024. The total intrinsic value of stock options exercised was less than $0.1 million in fiscal years 2023 and 2022, respectively.
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
The following is a summary of performance share award activity for fiscal 2024:

	Shares	Weighted- Average Grant Date Fair Value
Performance share awards outstanding at October 1, 2023	107,174	$72.51
Granted	62,103	$70.19
Issued	(29,922)	$88.88
Forfeited	(4,162)	$69.26
Performance adjustments	9,974	$88.88
Performance share awards outstanding at September 29, 2024	145,167	$70.53
As of September 29, 2024, there was approximately $3.0 million of total unrecognized compensation cost related to performance share awards, which is expected to be recognized over a weighted-average period of 1.9 years. The weighted-average grant date fair value of awards granted was $70.19, $65.74, and $78.95 in fiscal years 2024, 2023, and 2022, respectively. The total fair value of awards that became fully vested during fiscal years 2024, 2023, and 2022 was $2.7 million, $1.8 million, and $0.1 million, respectively.
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
As of September 29, 2024, there was no unrecognized compensation cost related to nonvested stock awards. The total fair value of awards that vested and were released during fiscal 2023 was $0.4 million.
Non-management directors’ deferred compensation — All awards outstanding under our directors’ deferred compensation plan are accounted for as equity-based awards and deferred amounts are converted into stock equivalents based on a per share price equal to the average of the closing price of our common stock for the 10 trading days immediately preceding the date the deferred compensation is credited to the director’s account. During fiscal 2024, 2023, and 2022, 36,342 shares of common stock were issued in connection with a director retirement.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following is a summary of the stock equivalent activity for fiscal 2024:

	Stock Equivalents	Weighted- Average Grant Date Fair Value
Stock equivalents outstanding at October 1, 2023	122,981	$47.16
Deferred directors’ compensation	756	$69.40
Dividend equivalents	4,490	$60.33
Stock distribution	(36,342)	$37.71
Stock equivalents outstanding at September 29, 2024	91,885	$61.53
14.STOCKHOLDERS’ DEFICIT
Repurchases of common stock — In fiscal 2024, the Company purchased 1.1 million shares of its common stock for an aggregate cost of $70.6 million, including applicable excise tax. As of September 29, 2024, there was $180.0 million remaining amount under share repurchase programs authorized by the Board of Directors which do not expire.
Dividends — In fiscal 2024, the Board of Directors declared four cash dividends of $0.44, respectively, totaling $34.2 million. Future dividends are subject to approval by our Board of Directors.
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
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding in each fiscal year (in thousands):

	2024	2023	2022
Weighted-average shares outstanding — basic	19,572	20,603	21,195
Effect of potentially dilutive securities:
Nonvested stock awards and units	—	134	47
Stock options	—	1	1
Performance share awards	—	26	2
Weighted-average shares outstanding — diluted	19,572	20,764	21,245
Excluded from diluted weighted-average shares outstanding:
Antidilutive	153	25	23
Performance conditions not satisfied at the end of the period	145	81	61
16.COMMITMENTS AND CONTINGENCIES
Purchase commitments — Jack in the Box and Del Taco have long-term food and beverage supply agreements with certain major vendors, which provide food and fountain drink products and marketing support funding to the Company and its franchisees. These agreements require minimum purchases by the Company and its franchisees at agreed upon prices until the total volume commitments have been reached. Based on current pricing and ratio of usage at company-operated to franchised restaurants as of September 29, 2024, total food and beverage purchase requirements under these agreements is estimated to be approximately $89.9 million over the next six years.
We also have entered into various arrangements with vendors providing information technology services with no early termination fees. The Company’s unconditional purchase obligations on these contracts total approximately $10.6 million over the next four years.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Legal matters — The Company assesses contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 29, 2024, the Company had accruals of $16.2 million for all of its legal matters in aggregate, presented within “Accrued liabilities” on our consolidated balance sheet. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure and the ultimate amount of loss may differ materially from these estimates in the near term.
Gessele v. Jack in the Box Inc. — In August 2010, five former Jack in the Box employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that Jack in the Box failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. The parties participated in a voluntary mediation on March 16, 2020, but the matter did not settle. On October 24, 2022, a jury awarded plaintiffs approximately $6.4 million in damages and penalties. The Company continues to dispute liability and the damage award and will defend against both through post-trial motions and all other available appellate remedies. As of September 29, 2024, the Company has accrued the verdict amount above, as well as pre-judgment and post-judgment interest and an estimated fee award, for an additional $9.3 million. These amounts are included within “Accrued liabilities” on our consolidated balance sheet as of September 29, 2024. The Company will continue to accrue for post-judgment interest until the matter is resolved.
Torrez — In March 2014, a former Del Taco employee filed a purported Private Attorneys General Act claim and class action alleging various causes of action under California’s labor, wage, and hour laws. The plaintiff generally alleges Del Taco did not appropriately provide meal and rest breaks and failed to pay wages and reimburse business expenses to its California non-exempt employees. On November 12, 2021, the court granted, in part, the plaintiff's motion for class certification. The parties participated in a voluntary mediation on May 24, 2022 and June 3, 2022. On June 4, 2022, we entered into a Settlement Memorandum of Understanding (the “Agreement”) which obligates the Company to pay a gross settlement amount of $50.0 million, for which in exchange we will be released from all claims by the parties. On August 8, 2023, the court issued its final approval of the settlement and on August 9, 2023 final judgment was entered. The Company made the full payments for the settlement amounts. As of September 29, 2024, the Company has no further amounts accrued on its consolidated balance sheet.
J&D Restaurant Group — On April 17, 2019, the trustee for a bankrupt former franchisee filed a complaint generally alleging the Company wrongfully terminated the franchise agreements and unreasonably denied two perspective purchasers the former franchisee presented. The parties participated in a mediation in April 2021, and again in December 2022, but the matter did not settle. Trial commenced on January 9, 2023. On February 8, 2023, the jury returned a verdict finding the Company had not breached any contracts in terminating the franchise agreements or denying the proposed buyers. However, while the jury also found the Company had not violated the California Unfair Practices Act, it found for the plaintiff on the claim for breach of implied covenant of good faith and fair dealing, and awarded $8.0 million in damages. On May 9, 2023, the court granted the Company’s post-trial motion, overturning the jury verdict and ordering the plaintiff take nothing on its claims. As a result, the Company reversed the prior $8.0 million accrual, and as of September 29, 2024, the Company has no amounts accrued for this case on its consolidated balance sheet. The Plaintiff has appealed the trial court’s post-trial rulings.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Lease guarantees — We remain contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of September 29, 2024, the maximum potential liability of future undiscounted payments under these leases is approximately $20.1 million. The lease terms extend for a maximum of approximately 13 more years, and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.
17.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	2024	2023	2022
Cash paid during the year for:
Income tax payments	$102,512	$17,811	$33,819
Interest payments	$76,541	$78,958	$70,475

Non-cash investing and financing transactions:
Increase in notes and accounts receivable from the sale of restaurant properties	$1,400	$—	$10,001
Increase in dividends accrued or converted to common stock equivalents	$271	$285	$275
Consideration for franchise acquisitions	$—	$—	$297
(Decrease) increase in obligations for purchases of property and equipment	$(2,482)	$3,731	$1,637

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
18.SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION (in thousands)

	September 29, 2024	October 1, 2023
Accounts and other receivables, net:
Trade	$71,306	$93,660
Notes receivable, current portion	2,036	2,262
Income tax receivable	819	949
Other	13,918	6,953
Allowance for doubtful accounts	(4,512)	(4,146)
	$83,567	$99,678
Other assets, net:
Company-owned life insurance policies	$129,685	$113,205
Franchise tenant improvement allowances	41,502	43,590
Deferred rent receivable	41,284	41,947
Notes receivable, less current portion	11,249	11,927
Other	35,286	30,038
	$259,006	$240,707
Accrued liabilities:
Income tax liabilities	$778	$58,155
Payroll and related taxes	38,112	49,521
Legal accruals	16,220	40,877
Insurance	27,982	31,349
Sales and property taxes	26,107	30,508
Deferred rent income	—	19,397
Advertising	4,698	15,597
Deferred franchise fees and development fees	6,674	5,952
Other	46,297	50,822
	$166,868	$302,178
Other long-term liabilities:
Defined benefit pension plans	$51,973	$48,375
Deferred franchise and development fees	45,316	44,522
Other	56,419	50,226
	$153,708	$143,123

19.SUBSEQUENT EVENTS
On November 14, 2024, the Board of Directors declared a cash dividend of $0.44 per share, to be paid on December 30, 2024 to shareholders of record as of the close of business on December 12, 2024. Future dividends will be subject to approval by our Board of Directors.