Form 10-Q
period 2025-01-19
JACK IN THE BOX INC
filed 2025-02-25
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 19, 2025
or
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
Yes  ☐    No  ☑
As of the close of business February 18, 2025, 18,858,296 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	January 19, 2025	September 29, 2024
ASSETS
Current assets:
Cash	$74,978	$24,745
Restricted cash	29,655	29,422
Accounts and other receivables, net	68,081	83,567
Inventories	3,856	3,922
Prepaid expenses	8,130	13,126
Assets held for sale	12,432	16,493
Other current assets	16,854	10,002
Total current assets	213,986	181,277
Property and equipment:
Property and equipment, at cost	1,293,448	1,278,530
Less accumulated depreciation and amortization	(856,923)	(848,491)
Property and equipment, net	436,525	430,039
Other assets:
Operating lease right-of-use assets	1,416,958	1,410,083
Intangible assets, net	10,270	10,515
Trademarks	283,500	283,500
Goodwill	161,344	161,209
Other assets, net	251,321	259,006
Total other assets	2,123,393	2,124,313
	$2,773,904	$2,735,629
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$29,725	$35,880
Current operating lease liabilities	159,219	162,017
Accounts payable	69,394	69,494
Accrued liabilities	168,359	166,868
Total current liabilities	426,697	434,259
Long-term liabilities:
Long-term debt, net of current maturities	1,693,453	1,699,433
Long-term operating lease liabilities, net of current portion	1,290,800	1,286,415
Deferred tax liabilities	11,624	13,612
Other long-term liabilities	178,461	153,708
Total long-term liabilities	3,174,338	3,153,168
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,971,349 and 82,825,851 issued and outstanding, respectively	829	828
Capital in excess of par value	537,568	533,818
Retained earnings	1,891,977	1,866,660
Accumulated other comprehensive loss	(56,880)	(57,475)
Treasury stock, at cost, 64,120,270 and 63,996,399 shares, respectively	(3,200,625)	(3,195,629)
Total stockholders’ deficit	(827,131)	(851,798)
	$2,773,904	$2,735,629

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	January 19, 2025	January 21, 2024
Revenues:
Company restaurant sales	$201,406	$224,040
Franchise rental revenues	116,546	113,196
Franchise royalties and other	74,034	73,330
Franchise contributions for advertising and other services	77,452	76,932
	469,438	487,498
Operating costs and expenses, net:
Food and packaging	51,648	64,132
Payroll and employee benefits	70,273	73,054
Occupancy and other	39,146	42,053
Franchise occupancy expenses	78,833	72,624
Franchise support and other costs	5,198	5,194
Franchise advertising and other services expenses	78,998	80,234
Selling, general and administrative expenses	50,672	46,365
Depreciation and amortization	18,270	18,473
Pre-opening costs	1,476	465
Other operating expenses, net	3,519	5,170
(Gains) losses on the sale of company-operated restaurants	(2,806)	254
	395,227	408,018
Earnings from operations	74,211	79,480
Other pension and post-retirement expenses, net	1,789	2,106
Interest expense, net	24,425	24,486
Earnings before income taxes	47,997	52,888
Income taxes	14,311	14,205
Net earnings	$33,686	$38,683

Earnings per share:
Basic	$1.77	$1.94
Diluted	$1.75	$1.93

Cash dividends declared per common share	$0.44	$0.44

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 19, 2025	January 21, 2024
Net earnings	$33,686	$38,683
Other comprehensive income:
Actuarial gains and prior service costs reclassified to earnings	808	657
Tax effect	(213)	(173)
Other comprehensive income, net of taxes	595	484

Comprehensive income	$34,281	$39,167

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 19, 2025	January 21, 2024
Cash flows from operating activities:
Net earnings	$33,686	$38,683
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	18,270	18,473
Amortization of franchise tenant improvement allowances and incentives	1,655	1,418
Deferred finance cost amortization	1,473	1,493
Excess tax deficiency (benefit) from share-based compensation arrangements	1,111	(9)
Deferred income taxes	(5,018)	(719)
Share-based compensation expense	3,689	4,820
Pension and post-retirement expense	1,789	2,106
Gains on cash surrender value of company-owned life insurance	(189)	(6,161)
(Gains) losses on the sale of company-operated restaurants	(2,806)	254
Gains on acquisition of restaurants	(6)	(2,357)
Losses on the disposition of property and equipment, net	521	1,011
Impairment charges and other	736	28
Changes in assets and liabilities:
Accounts and other receivables	17,822	40,139
Inventories	66	(484)
Prepaid expenses and other current assets	(1,892)	9,587
Operating lease right-of-use assets and lease liabilities	(5,788)	12,208
Accounts payable	4,776	(13,826)
Accrued liabilities	6,684	(125,861)
Pension and post-retirement contributions	(2,218)	(1,698)
Franchise tenant improvement allowance and incentive disbursements	(1,924)	(523)
Other	33,219	(1,257)
Cash flows provided by (used in) operating activities	105,656	(22,675)
Cash flows from investing activities:
Purchases of property and equipment	(35,099)	(38,829)
Proceeds from the sale of property and equipment	—	516
Proceeds from the sale of company-operated restaurants	5,712	1,739
Other	3,303	—
Cash flows used in investing activities	(26,084)	(36,574)
Cash flows from financing activities:
Repayments of borrowings on revolving credit facilities	(6,000)	—
Principal repayments on debt	(7,464)	(7,481)
Dividends paid on common stock	(8,308)	(8,652)
Proceeds from issuance of common stock	1	1
Repurchases of common stock	(4,999)	(25,000)
Payroll tax payments for equity award issuances	(2,336)	(2,992)
Cash flows used in financing activities	(29,106)	(44,124)
Net increase (decrease) in cash and restricted cash	50,466	(103,373)
Cash and restricted cash at beginning of period	54,167	185,907
Cash and restricted cash at end of period	$104,633	$82,534

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 29, 2024	82,826	$828	$533,818	$1,866,660	$(57,475)	$(3,195,629)	$(851,798)
Shares issued under stock plans, including tax benefit	145	1	—	—	—	—	1
Share-based compensation	—	—	3,689	—	—	—	3,689
Dividends declared	—	—	61	(8,369)	—	—	(8,308)
Purchases of treasury stock	—	—	—	—	—	(4,996)	(4,996)
Net earnings	—	—	—	33,686	—	—	33,686
Other comprehensive income	—	—	—	—	595	—	595
Balance at January 19, 2025	82,971	$829	$537,568	$1,891,977	$(56,880)	$(3,200,625)	$(827,131)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 1, 2023	82,646	$826	$520,076	$1,937,598	$(51,790)	$(3,125,037)	$(718,327)
Shares issued under stock plans, including tax benefit	107	1	—	—	—	—	1
Share-based compensation	—	—	4,820	—	—	—	4,820
Dividends declared	—	—	74	(8,726)	—	—	(8,652)
Purchases of treasury stock	—	—	—	—	—	(25,166)	(25,166)
Net earnings	—	—	—	38,683	—	—	38,683
Other comprehensive income	—	—	—	—	484	—	484
Balance at January 21, 2024	82,753	$827	$524,970	$1,967,555	$(51,306)	$(3,150,203)	$(708,157)

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
As of January 19, 2025, there were 152 company-operated and 2,038 franchise-operated Jack in the Box restaurants and 119 company-operated and 470 franchise-operated Del Taco restaurants.
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
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2024 (“2024 Form 10-K”). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our 2024 Form 10-K.
In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for these interim periods have been included. Operating results for one interim period are not necessarily indicative of the results for any other interim period or for the full year.
Fiscal year — The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Both fiscal years 2025 and 2024 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2025 and 2024 refer to the 16 weeks (“quarter”) and 16 weeks (“year-to-date”) ended January 19, 2025 and January 21, 2024, respectively, unless otherwise indicated.
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
Advertising costs — The Company administers marketing funds at each of its restaurant brands that include contractual contributions. In 2025 and 2024, marketing fund contributions from Jack in the Box franchise and company-operated restaurants were approximately 5.0% of sales, and marketing fund contributions from Del Taco franchise and company-operated restaurants were approximately 4.0% of sales.
Contributions made by the Company are included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of earnings. In 2025 and 2024, consolidated advertising costs were $10.5 million and $10.4 million, respectively.
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
The following table summarizes the activity in the allowance for doubtful accounts (in thousands):

	Sixteen Weeks Ended
	January 19, 2025	January 21, 2024
Balance as of beginning of period	$(4,512)	$(4,146)
(Provision) reversal for expected credit losses	(421)	(21)
Write-offs charged against the allowance	140	—
Balance as of end of period	$(4,793)	$(4,167)

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
Recent accounting pronouncements — In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which updates reportable segment disclosure requirements. The ASU primarily requires enhanced disclosures about significant segment expenses and information used to assess segment performance and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company will adopt this pronouncement in its Form 10-K for fiscal year ended September 28, 2025, but does not expect this pronouncement to have a significant impact.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis with the option to apply the standard retrospectively. The Company does not expect this pronouncement to have a significant impact.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Additionally, companies will need to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 should be applied prospectively to financial statements issued for reporting periods beginning after the effective date but entities may elect to apply the ASU retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

2.REVENUE
Nature of products and services — The Company derives revenue from retail sales at Jack in the Box and Del Taco company-operated restaurants and rental revenue, royalties, advertising, and franchise and other fees from franchise-operated restaurants.
Our franchise arrangements generally provide for an initial franchise fee per restaurant for a 20-year term, and generally require that franchisees pay royalty and marketing fees based upon a percentage of gross sales. The agreements also require franchisees to pay technology fees, as well as sourcing fees for franchise agreements for both brands.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregation of revenue — The following table disaggregates revenue by segment and primary source for the sixteen weeks ended January 19, 2025 (in thousands):

	Jack in the Box	Del Taco	Total
Company restaurant sales	$133,755	$67,651	$201,406
Franchise rental revenues	105,781	10,765	116,546
Franchise royalties	61,825	10,025	71,850
Marketing fees	61,461	8,480	69,941
Technology and sourcing fees	6,452	1,059	7,511
Franchise fees and other services	1,790	394	2,184
Total revenue	$371,064	$98,374	$469,438
The following table disaggregates revenue by segment and primary source for the sixteen weeks ended January 21, 2024 (in thousands):

	Jack in the Box	Del Taco	Total
Company restaurant sales	$132,057	$91,983	$224,040
Franchise rental revenues	105,578	7,618	113,196
Franchise royalties	61,323	9,454	70,777
Marketing fees	61,220	7,731	68,951
Technology and sourcing fees	6,142	1,839	7,981
Franchise fees and other services	2,020	533	2,553
Total revenue	$368,340	$119,158	$487,498
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
A summary of significant changes in contract liabilities is presented below (in thousands):

	Sixteen Weeks Ended
	January 19, 2025	January 21, 2024
Deferred franchise and development fees at beginning of period	$51,990	$50,474
Revenue recognized	(1,808)	(1,988)
Additions	1,050	1,597
Deferred franchise and development fees at end of period	$51,232	$50,083
As of January 19, 2025, approximately $9.0 million of development fees related to unopened restaurants are included in deferred revenue. Timing of revenue recognition for development fees related to unopened restaurants is dependent upon the timing of restaurant openings and are recognized over the franchise term at the date of opening.
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied as of January 19, 2025 (in thousands):

Remainder of 2025	$3,676
2026	5,020
2027	4,692
2028	4,076
2029	3,452
Thereafter	21,291
$42,207

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company has applied the optional exemption, as provided for under ASC Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

3.SUMMARY OF REFRANCHISINGS AND ASSETS HELD FOR SALE
Refranchisings — The following table summarizes the number of restaurants sold to franchisees and the loss or gain recognized (dollars in thousands):

	Sixteen Weeks Ended
	January 19, 2025	January 21, 2024
Restaurants sold to Del Taco franchisees	13	—

Proceeds from the sale of company-operated restaurants (1)	$5,712	$1,739
Net assets sold (primarily property and equipment)	(1,794)	—
Goodwill related to the sale of company-operated restaurants	(461)	—
Franchise fees	(364)	—
Lease termination	(217)	—
Other (2)	(70)	(1,993)
Gain (loss) on the sale of company-operated restaurants	$2,806	$(254)
____________________________
(1)Amounts in 2024 reflect additional proceeds received in connection with the extension of franchise and lease agreements from the sale of restaurants in prior years.
(2)Amount in 2024 includes a $2.2 million impairment of assets related to a Del Taco refranchising transaction that closed in the second quarter of 2024.
Assets held for sale — Assets classified as held for sale on our condensed consolidated balance sheets as of January 19, 2025 and September 29, 2024 have carrying amounts of $12.4 million and $16.5 million, respectively. These amounts relate to i) company-owned restaurants to be refranchised, ii) operating restaurant properties which we intend to sell to franchisees and/or sell and leaseback with a third party, and iii) closed restaurant properties which we are marketing for sale.

4.FRANCHISE ACQUISITIONS
Franchise acquisitions — During the first quarter of 2024, the Company acquired 9 Del Taco franchise restaurants for $0.1 million as part of two separate transactions, and recognized related gains of $2.4 million. This amount is recorded in “Other operating expenses, net” in the accompanying condensed consolidated statements of earnings. The Company did not acquire any Jack in the Box or Del Taco franchise restaurants in the first quarter of 2025. For further information, see Note 8, Other Operating Expenses, Net, in the notes to the condensed consolidated financial statement.
The following table summarizes the number of restaurants acquired from franchisees and the gains recognized for the sixteen weeks ended January 21, 2024 (dollars in thousands):

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

5.GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill during year-to-date period ended January 19, 2025 was as follows (in thousands):

	Jack in the Box	Del Taco	Total

Goodwill	$135,827	$188,006	$323,833
Accumulated impairment losses	—	(162,624)	(162,624)
Balance at September 29, 2024	135,827	$25,382	$161,209

Reclassified from (to) assets held for sale	187	(52)	135

Goodwill	136,014	187,954	323,968
Accumulated impairment losses	—	(162,624)	(162,624)
Balance at January 19, 2025	$136,014	$25,330	$161,344
During the third quarter of 2024, the Company had identified triggering events that indicated the goodwill allocated to the Del Taco reporting unit might be impaired. As a result, the Company performed a quantitative test over the Del Taco reporting unit, noting that the fair value of the reporting unit was less than the carrying value, which resulted in an impairment of goodwill of $162.6 million at that time. The Company determined that there was no such triggering event for the Jack in the Box reporting unit.
The net carrying amounts of intangible assets other than goodwill with definite lives are as follows (in thousands):

	January 19, 2025			September 29, 2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived intangible assets:
Sublease assets	$2,671	$(694)	$1,977	$2,671	$(620)	$2,051
Franchise contracts	9,700	(1,554)	8,146	9,700	(1,389)	8,311
Reacquired franchise rights	464	(317)	147	464	(311)	153
	$12,835	$(2,565)	$10,270	$12,835	$(2,320)	$10,515
Indefinite-lived intangible assets:
Del Taco trademark	$283,500	$—	$283,500	$283,500	$—	$283,500
	$283,500	$—	$283,500	$283,500	$—	$283,500
The following table summarizes, as of January 19, 2025, the estimated amortization expense for each of the next five fiscal years and thereafter (in thousands):

Remainder of 2025	$717
2026	794
2027	807
2028	753
2029	692
Thereafter	6,507
$10,270

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
The following table presents rental income for the periods presented (in thousands):

	Sixteen Weeks Ended
	January 19, 2025	January 21, 2024
Operating lease income - franchise	$80,817	$78,249
Variable lease income - franchise	35,413	34,598
Amortization of sublease assets and liabilities, net	316	349
Franchise rental revenues	$116,546	$113,196

Operating lease income - closed restaurants and other (1)	$2,555	$2,312
____________________________
(1)Includes closed restaurant properties included in “Other operating expenses, net” in our condensed consolidated statements of earnings.

7.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements as of January 19, 2025:
Non-qualified deferred compensation plan (1)	$19,405	$19,405	$—	$—
Total liabilities at fair value	$19,405	$19,405	$—	$—
Fair value measurements as of September 29, 2024:
Non-qualified deferred compensation plan (1)	$18,481	$18,481	$—	$—
Total liabilities at fair value	$18,481	$18,481	$—	$—
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of January 19, 2025 and September 29, 2024 (in thousands):

	January 19, 2025		September 29, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Series 2019 Class A-2 Notes	$697,813	$673,277	$699,625	$684,875
Series 2022 Class A-2 Notes	$1,039,500	$955,976	$1,045,000	$975,507
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
In connection with our impairment reviews performed during 2025 and 2024, the Company impaired certain Del Taco assets. For further information, see Note 3, Summary of Refranchisings and Assets Held For Sale, Note 5, Goodwill and Intangible Assets, Net, and Note 8, Other Operating Expenses, Net in the notes to the condensed consolidated financial statements.

8.OTHER OPERATING EXPENSES, NET
Other operating expenses, net in the accompanying condensed consolidated statements of earnings is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 19, 2025	January 21, 2024
Integration and strategic initiatives (1)	$1,415	$5,621
Costs of closed restaurants and other (2)	841	858
Operating restaurant impairment charges (3)	748	—
Accelerated depreciation	—	37
Gains on acquisition of restaurants (4)	(6)	(2,357)
Losses on disposition of property and equipment, net (5)	521	1,011
Other operating expenses, net	$3,519	$5,170
____________________________
(1)Integration and strategic initiatives are related to the integration of Del Taco, as well as strategic consulting fees.
(2)Costs of closed restaurants and other generally includes ongoing costs associated with closed restaurants, cancelled project costs, and impairment charges as a result of our decision to close restaurants.
(3)2025 restaurant impairment charges related to underperforming Del Taco and Jack in the Box restaurants.
(4)2024 amount relates to the gains on acquisition of 9 Del Taco restaurants.
(5)In 2024, loss on disposition of property and equipment primarily related to the lease termination and early closures of Del Taco restaurants. In 2025, the amount is primarily related to retirements in connection with reimage projects.

9.SEGMENT REPORTING
The Company’s principal business consists of developing, operating and franchising our Jack in the Box and Del Taco restaurant brands, each of which is considered a reportable operating segment. The company also utilizes a shared-services model whereby each brand’s results of operations are assessed separately and do not include costs related to certain corporate functions which support both brands. The segment reporting structure reflects the Company’s current management structure, internal reporting method and financial information used in deciding how to allocate Company resources. Based upon certain quantitative thresholds, each operating segment is considered a reportable segment. This segment reporting is in line with our reporting units for goodwill.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company measures and evaluates its segments based on segment revenues and segment profit. The reportable segments do not include an allocation of the costs related to shared service functions, such as accounting/finance, human resources, audit services, legal, tax and treasury; nor do they include certain unallocated costs such as share-based compensation. These costs are reflected in the caption “Shared services and unallocated costs.”
Beginning in 2025, the Company’s measure of segment profit was updated to exclude all of the following items: depreciation and amortization, net other operating expenses, net company-owned life insurance (“COLI”) losses (gains), (gains) losses on the sale of company-operated restaurants, net amortization of favorable and unfavorable leases and subleases, amortization of franchise tenant improvement allowances and other, and amortization of cloud-computing costs. Amounts in fiscal year 2024 have been adjusted to reflect the current presentation.
The following table provides information related to our operating segments in each period (in thousands):

	Sixteen Weeks Ended
	January 19, 2025	January 21, 2024
Revenues by segment:
Jack in the Box restaurant operations	$371,064	$368,340
Del Taco restaurant operations	98,374	119,158
Consolidated revenues	$469,438	$487,498
Segment profit reconciliation:
Jack in the Box segment profit	$115,963	$119,097
Del Taco segment profit	9,326	12,763
Shared services and unallocated costs	(28,045)	(30,076)
Total segment profit	$97,244	$101,784
Depreciation and amortization	18,270	18,473
Other operating expense, net	3,519	5,170
Net COLI losses (gains)	1,391	(4,834)
(Gains) losses on the sale of company-operated restaurants	(2,806)	254
Amortization of favorable and unfavorable leases and subleases, net	2	124
Amortization of franchise tenant improvement allowances and other	1,655	1,511
Amortization of cloud-computing costs	1,002	1,606
Earnings from operations	$74,211	$79,480
The Company does not evaluate, manage or measure performance of segments using asset, pension or post-retirement expense, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.

10.INCOME TAXES
The income tax provisions reflect a year-to-date effective tax rate of 29.8%, compared with 26.9% in fiscal year 2024. The major components of the year-over-year increase in tax rates were an increase in tax expenses on share-based compensation and non-deductible losses in the current year as opposed to non-taxable gains in the prior year from the market performance of insurance products used to fund certain non-qualified retirement plans, partially offset by a decrease in the impact of non-deductible goodwill related to the sale of company-operated restaurants.

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
Net periodic benefit cost (credit) — The components of net periodic benefit cost (credit) in each period were as follows (in thousands):

	Sixteen Weeks Ended
	January 19, 2025	January 21, 2024
Defined benefit pension plans:
Interest cost	$5,416	$5,839
Expected return on plan assets	(4,625)	(4,609)
Actuarial losses (1)	1,048	933
Amortization of unrecognized prior service costs (1)	—	5
Net periodic benefit cost	$1,839	$2,168
Post-retirement healthcare plans:
Interest cost	$189	$219
Actuarial gains (1)	(239)	(281)
Net periodic benefit credit	$(50)	$(62)
____________________________
(1)Amounts were reclassified from accumulated other comprehensive income into net earnings as a component of “Other pension and post-retirement expenses, net.”
Future cash flows — The Company’s policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for the Qualified Plan. Details regarding 2025 contributions are as follows (in thousands):

	SERP	Post-Retirement Healthcare Plans
Net year-to-date contributions	$1,747	$471
Remaining estimated net contributions during fiscal 2025	$3,378	$668
The Company continues to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. The Company does not anticipate making any contributions to our Qualified Plan in fiscal 2025.

12.STOCKHOLDERS EQUITY AND REPURCHASES OF COMMON STOCK
Repurchases of common stock — The Company repurchased 0.1 million shares of its common stock in the first quarter ended January 19, 2025 for an aggregate cost of $5.0 million, including applicable excise tax. As of January 19, 2025, there was $175.0 million remaining under share repurchase programs authorized by the Board of Directors which does not expire.
Dividends — Through January 19, 2025, the Board of Directors declared a cash dividend of $0.44 per common share totaling $8.4 million. Future dividends are subject to approval by our Board of Directors.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.WEIGHTED AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Sixteen Weeks Ended
	January 19, 2025	January 21, 2024
Weighted-average shares outstanding – basic	19,050	19,893
Effect of potentially dilutive securities:
Nonvested stock awards and units	97	145
Performance share awards	68	13
Weighted-average shares outstanding – diluted	19,215	20,051
Excluded from diluted weighted-average shares outstanding:
Antidilutive	324	24
Performance conditions not satisfied at the end of the period	150	136

14.COMMITMENTS AND CONTINGENCIES
Legal matters — The Company assesses contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of January 19, 2025, the Company had accruals of $17.5 million for all of its legal matters in aggregate, presented within “Accrued liabilities” on our condensed consolidated balance sheet. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure and the ultimate amount of loss may differ materially from these estimates in the near term.
Gessele v. Jack in the Box Inc. — In August 2010, five former Jack in the Box employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that Jack in the Box failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. The parties participated in a voluntary mediation on March 16, 2020, but the matter did not settle. On October 24, 2022, a jury awarded plaintiffs approximately $6.4 million in damages and penalties. The Company continues to dispute liability and the damage award and both parties have filed appeals of the verdict. As of January 19, 2025, the Company has accrued the verdict amount above, as well as estimated prejudgment and post-judgment interest and fee award, for an additional $9.5 million. These amounts are included within “Accrued liabilities” on our condensed consolidated balance sheet as of January 19, 2025. The Company will continue to accrue for post-judgment interest until the matter is resolved.
J&D Restaurant Group — On April 17, 2019, the trustee for a bankrupt former franchisee filed a complaint generally alleging the Company wrongfully terminated the franchise agreements and unreasonably denied two prospective purchasers the former franchisee presented. The parties participated in a mediation in April 2021, and again in December 2022, but the matter did not settle. The trial commenced on January 9, 2023 and on February 8, 2023, the jury returned a verdict finding the Company had not breached any contracts in terminating the franchise agreements or denying the proposed buyers. However, while the jury also found the Company had not violated the California Unfair Practices Act, it found for the plaintiff on the claim for breach of implied covenant of good faith and fair dealing, and awarded $8.0 million in damages. On May 9, 2023, the court granted the Company’s post-trial motion, overturning the jury verdict and ordering the plaintiff take nothing on its claims. As a result, the Company reversed the prior $8.0 million accrual, and as of January 19, 2025, the Company has no amounts accrued for this case on its condensed consolidated balance sheet. The Plaintiff has appealed the trial court’s post-trial rulings. The parties are currently awaiting the appellate court’s ruling and have been ordered to participate in an appellate level mediation.

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
Lease guarantees — We remain contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of January 19, 2025, the maximum potential liability of future undiscounted payments under these leases is approximately $18.2 million. The lease terms extend for a maximum of approximately 13 more years and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.

15.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Sixteen Weeks Ended
	January 19, 2025	January 21, 2024
Non-cash investing and financing transactions:
Decrease in obligations for purchases of property and equipment	$(6,502)	$6,053
Increase in dividends accrued or converted to common stock equivalents	$61	$74
Right-of use assets obtained in exchange for operating lease obligations	$63,007	$70,583

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16.SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	January 19, 2025	September 29, 2024
Accounts and other receivables, net:
Trade	$61,386	$71,306
Notes receivable, current portion	1,996	2,036
Income tax receivable	766	819
Other	8,726	13,918
Allowance for doubtful accounts	(4,793)	(4,512)
	$68,081	$83,567
Property and equipment, net:
Land	$96,967	$93,950
Buildings	967,360	963,699
Restaurant and other equipment	187,626	171,436
Construction in progress	41,495	49,445
	1,293,448	1,278,530
Less accumulated depreciation and amortization	(856,923)	(848,491)
	$436,525	$430,039
Other assets, net:
Company-owned life insurance policies	$126,570	$129,685
Franchise tenant improvement allowance	40,659	41,502
Deferred rent receivable	40,399	41,284
Notes receivable, less current portion	10,645	11,249
Other	33,048	35,286
	$251,321	$259,006
Accrued liabilities:
Income tax liabilities	$5,217	$778
Payroll and related taxes	32,709	38,112
Legal accruals	17,481	16,220
Insurance	28,843	27,982
Sales and property taxes	23,095	26,107
Deferred rent income	6,962	—
Advertising	187	4,698
Deferred franchise and development fees	6,624	6,674
Other	47,241	46,297
	$168,359	$166,868
Other long-term liabilities:
Defined benefit pension plans	$51,080	$51,973
Deferred franchise and development fees	44,608	45,316
Other	82,773	56,419
	$178,461	$153,708

17.SUBSEQUENT EVENTS
Dividends — On February 21, 2025, the Board of Directors declared a cash dividend of $0.44 per common share, to be paid on April 8, 2025, to shareholders of record as of the close of business on March 20, 2025.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. In fiscal 2023, Del Taco operated on a fiscal year ending the Tuesday closest to September 30. Beginning fiscal 2024, Del Taco’s fiscal year shifted to align with Jack in the Box. As a result, Del Taco’s fiscal 2024 results include two fewer days. Fiscal years 2025 and 2024 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2025 and 2024 refer to the 16 weeks (“quarter”) ended January 19, 2025 and January 21, 2024, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during 2025 and 2024, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 29, 2024.
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
We have included in our MD&A certain performance metrics that management uses to assess company performance and which we believe will be useful in analyzing and understanding our results of operations. These metrics include:
•Changes in sales at restaurants open more than 18 months (“same-store sales”), systemwide sales, franchised restaurant sales, and average unit volumes (“AUVs”). Same-store sales, restaurant sales, and AUVs are presented for franchised restaurants and on a system-wide basis, which includes company and franchise restaurants. Franchise sales represent sales at franchise restaurants and are revenues of our franchisees. We do not record franchise sales as revenues; however, our royalty revenues, marketing fees and percentage rent revenues are calculated based on a percentage of franchise sales. We believe franchise and system same-store sales, franchised and system restaurant sales, and AUV information are useful to investors as they have a direct effect on the Company’s profitability.
Same-store sales, systemwide sales, franchised restaurant sales, and AUVs are not measurements determined in accordance with GAAP and should not be considered in isolation, or as an alternative to earnings from operations, or other similarly titled measures of other companies.
OVERVIEW
Our Business
Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® and Del Taco® quick-service restaurants. As of January 19, 2025, we operated and franchised 2,190 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including two in Guam and two in Mexico, and 589 Del Taco quick-service restaurants across 17 states.
We derive revenue from retail sales at company-operated restaurants and rental revenue, royalties (based upon a percent of sales), franchise fees and contributions for advertising and other services from franchisees.

RESULTS OF OPERATIONS
The following tables summarize changes in same-store sales for Jack in the Box and Del Taco company-operated, franchised, and system restaurants:

	Sixteen Weeks Ended
Jack in the Box:	January 19, 2025	January 21, 2024
Company	(0.4%)	2.0%
Franchise	0.5%	0.7%
System	0.4%	0.8%

	Sixteen Weeks Ended
Del Taco:	January 19, 2025	January 21, 2024
Company	(2.5%)	1.8%
Franchise	(5.1%)	2.4%
System	(4.5%)	2.2%
The following tables summarize year-to-date changes in the number and mix of company and franchise restaurants for our two brands:

	2025			2024
Jack in the Box:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	150	2,041	2,191	142	2,044	2,186
New	2	3	5	2	5	7
Closed	—	(6)	(6)	—	(1)	(1)
End of period	152	2,038	2,190	144	2,048	2,192
% of system	7%	93%	100%	7%	93%	100%

	2025			2024
Del Taco:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	133	461	594	171	421	592
New	1	—	1	—	3	3
Acquired from franchisees	—	—	—	9	(9)	—
Refranchised	(13)	13	—	—	—	—
Closed	(2)	(4)	(6)	(1)	(2)	(3)
End of period	119	470	589	179	413	592
% of system	20%	80%	100%	30%	70%	100%

The following tables summarize restaurant sales for company-operated, franchised, and systemwide sales for our two brands (in thousands):

	Sixteen Weeks Ended
Jack in the Box:	January 19, 2025	January 21, 2024
Company-operated restaurant sales	$133,755	$132,057
Franchised restaurant sales (1)	1,232,347	1,226,750
Systemwide sales (1)	$1,366,102	$1,358,807

	Sixteen Weeks Ended
Del Taco:	January 19, 2025	January 21, 2024
Company-operated restaurant sales	$67,651	$91,983
Franchised restaurant sales (1)	217,283	198,476
Systemwide sales (1)	$284,934	$290,459
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

Jack in the Box Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Sixteen Weeks Ended
	January 19, 2025		January 21, 2024
Company restaurant sales	$133,755		$132,057
Company restaurant costs:
Food and packaging	$34,690	25.9%	$39,261	29.7%
Payroll and employee benefits	$44,528	33.3%	$40,689	30.8%
Occupancy and other	$23,540	17.6%	$21,659	16.4%
Company restaurant sales increased $1.7 million, or 1.3% compared to the prior year. The following table presents the approximate impact of changes in AUVs and the number of restaurants on company restaurant sales (in millions):

Sixteen Weeks Ended
January 19, 2025
AUV decrease	$(2.2)
Change in the average number of restaurants	4.0
Other	(0.1)
Total change in company restaurant sales	$1.7

Same-store sales at company-operated restaurants decreased 0.4% in the quarter compared to a year ago. The following table summarizes the change versus a year ago:

Sixteen Weeks Ended
January 19, 2025
Average check (1)	3.5%
Transactions	(3.9%)
Change in same-store sales	(0.4%)
____________________________
(1)Includes price increases of approximately 5.1% in the quarter.
Food and packaging costs, as a percentage of company restaurant sales, decreased 3.8% compared to the prior year due mainly to a 3.4% benefit from a new beverage contract with funding retroactive to January 1, 2024, the majority of which is non-recurring, as well as menu price increases, partially offset by commodity inflation and unfavorable menu item mix. Commodity inflation was 2.8% in the quarter, with the greatest impacts in beef and beverages.
Payroll and employee benefit costs, as a percentage of company restaurant sales, increased 2.5% compared to the prior year. During the quarter, increases in wage inflation, were partially offset by a decrease in incentive compensation due to lower achievement levels compared to the prior year. Labor inflation was approximately 14.7% in the quarter primarily due to the wage increases required in California effective April 1, 2024 under AB 1228.
Occupancy and other costs, as a percentage of company restaurant sales, increased 1.2% compared to a year ago primarily due to higher rent and other operating costs including delivery fees.
Jack in the Box Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Sixteen Weeks Ended
	January 19, 2025	January 21, 2024
Franchise rental revenues	$105,781	$105,578

Royalties	61,825	61,323
Franchise fees and other	1,790	2,020
Franchise royalties and other	63,615	63,343
Franchise contributions for advertising and other services	67,913	67,362
Total franchise revenues	$237,309	$236,283

Franchise occupancy expenses	$67,916	$65,188
Franchise support and other costs	3,301	3,747
Franchise advertising and other services expenses	68,992	69,893
Total franchise costs	$140,209	$138,828
Franchise costs as a percentage of total franchise revenues	59.1%	58.8%

Average number of franchise restaurants	2,032	2,037
% increase	(0.2)%
Franchised restaurant sales	$1,232,347	$1,226,750
Franchised restaurant AUVs	$606	$602
Royalties as a percentage of total franchised restaurant sales	5.0%	5.0%
Franchise rental revenues increased $0.2 million, or 0.2% compared to the prior year primarily due to higher pass through property tax and common area maintenance (“CAM”) revenue of $1.8 million, partially offset by lower percentage rent of $1.7 million.

Franchise royalties and other increased $0.3 million, or 0.4% compared to the prior year primarily due to higher royalty income driven by higher sales.
Franchise contributions for advertising and other services revenues increased $0.6 million, or 0.8% compared to the prior year primarily due to higher marketing contributions of $0.2 million in connection with higher sales, as well as an increase in digital and technology fees of $0.2 million.
Franchise occupancy expenses, primarily rent, increased $2.7 million, or 4.2% compared to the prior year primarily due to higher pass through property tax expense and CAM costs of $1.8 million and operating lease costs.
Franchise support and other costs decreased $0.4 million, or 11.9% compared to the prior year.
Franchise advertising and other service expenses decreased $0.9 million, or 1.3% compared to the prior year primarily due to lower franchise IT support costs, partially offset by higher marketing and digital processing fees.

Del Taco Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Sixteen Weeks Ended
	January 19, 2025		January 21, 2024
Company restaurant sales	$67,651		$91,983
Company restaurant costs:
Food and packaging	$16,959	25.1%	$24,872	27.0%
Payroll and employee benefits	$25,745	38.1%	$32,366	35.2%
Occupancy and other	$15,606	23.1%	$20,394	22.2%
Company restaurant sales decreased $24.3 million or 26.5% compared to the prior year primarily due to the refranchising of 60 company-operated restaurants since the first quarter of 2024 and decreases in same-store sales compared to the prior year. The following table presents the approximate impact of changes in AUVs and the number of restaurants on company restaurant sales for each respective period on company restaurant sales (in millions):

Sixteen Weeks Ended
January 19, 2025
AUV increase	$0.2
Change in the average number of restaurants	(24.4)
Other	(0.1)
Total change in company restaurant sales	$(24.3)
Same-store sales at company-operated restaurants decreased 2.5% in the quarter compared to a year ago. The following table summarizes the change versus a year ago:

Sixteen Weeks Ended
January 19, 2025
Average check (1)	5.4%
Transactions	(7.9%)
Change in same-store sales	(2.5%)
________________________
(1)Includes price increases of approximately 7.6%.
Food and packaging costs, as a percentage of company restaurant sales, decreased 1.9% compared to the prior year primarily due to menu price increases and favorable beverage funding, partially offset by commodity inflation and unfavorable menu item mix. Commodity inflation was 1.9% in the quarter. The greatest impact on the quarter inflation was seen in poultry and cheese.

Payroll and employee benefit costs, as a percentage of company restaurant sales, increased 2.9% compared to the prior year due to labor inflation, which was 15.4% in the quarter.
Occupancy and other costs, as a percentage of company restaurant sales, increased 0.9% compared to the prior year primarily due to a change in the mix of company restaurants from refranchising and higher maintenance and repair.
Del Taco Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Sixteen Weeks Ended
	January 19, 2025	January 21, 2024
Franchise rental revenues	$10,765	$7,618

Royalties	10,025	9,454
Franchise fees and other	394	533
Franchise royalties and other	10,419	9,987
Franchise contributions for advertising and other services	9,539	9,569
Total franchise revenues	$30,723	$27,174

Franchise occupancy expenses	$10,916	$7,436
Franchise support and other costs	1,897	1,446
Franchise advertising and other services expenses	10,007	10,341
Total franchise costs	$22,820	$19,223
Franchise costs as a percentage of total franchise revenues	74.3%	70.7%

Average number of franchise restaurants	466	417
% increase	11.8%
Franchised restaurant sales	$217,283	$198,476
Franchised restaurant AUVs	$466	$476
Royalties as a percentage of total franchised restaurant sales	4.6%	4.8%
Franchise rental revenues increased $3.1 million, or 41.3%, compared to the prior year primarily due to higher rental income and property tax revenue resulting from new subleases related to the 60 restaurants refranchised since the first quarter of 2024.
Franchise royalties and other increased $0.4 million, or 4.3%, compared to the prior year primarily due to higher franchise restaurant sales resulting from the 60 restaurants refranchised since the first quarter of 2024.
Franchise contributions for advertising and other services revenues decreased less than $0.1 million, or 0.3%, compared to the prior year primarily due to lower income from equipment sales, partially offset by increased franchise marketing contributions resulting from the 60 restaurants refranchised since the first quarter of 2024.
Franchise occupancy expenses, primarily rent, increased $3.5 million, or 46.8%, compared to the prior year primarily due to higher operating lease costs in the current year from refranchising.
Franchise support and other costs increased $0.5 million, or 31.2%, compared to the prior year primarily due mainly to higher bad debt expense and franchise support costs resulting from the 60 restaurants refranchised since the first quarter of 2024.
Franchise advertising and other service expenses decreased $0.3 million, or 3.2%, compared to the prior year primarily due to lower expense from equipment sales, partially offset by increases in marketing expense resulting from the 60 restaurants refranchised since the first quarter of 2024.

Company-Wide Results
Depreciation and Amortization
Depreciation and amortization for the quarter ended January 19, 2025 decreased $0.2 million as compared to the prior year period primarily due to the 60 Del Taco restaurants refranchised since a year ago, as well as certain Jack in the Box franchise assets becoming fully depreciated. These decreases were partially offset by increases for new technology assets and new company operated restaurants.
Selling, General and Administrative (“SG&A”) Expenses
The following table presents the amounts for SG&A expenses in each period (in thousands):

	Sixteen Weeks Ended
	January 19, 2025	January 21, 2024
Advertising	$10,539	$10,393
Share-based compensation	3,689	4,820
Cash surrender value of COLI policies, net	1,391	(4,834)
Litigation matters	435	196
Other	34,618	35,790
	$50,672	$46,365
Advertising costs mainly represent company contributions to our marketing funds and are generally determined as a percentage of company-operated restaurant sales. Advertising costs increased $0.1 million compared to the prior year, primarily due to an increase in expenses related to new markets and third party digital sponsorships, partially offset by a decrease in Del Taco company-operated restaurant sales in the current year.
Share-based compensation decreased by $1.1 million compared to the prior year, primarily due to current year forfeitures and lower achievement levels for performance-based equity awards.
The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had an unfavorable impact of $6.2 million compared to the prior year.
Litigation matters increased $0.2 million compared to the prior year primarily due to the timing of litigation developments. Refer to Note 14, Commitments and Contingencies, in the condensed consolidated financial statements for additional information related to the legal matters.
Other Operating Expenses, Net
Other operating expenses, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 19, 2025	January 21, 2024
Integration and strategic initiatives	$1,415	$5,621
Costs of closed restaurants and other	841	858
Operating restaurant impairment charges	748	—
Accelerated depreciation	—	37
Gains on acquisition of restaurants	(6)	(2,357)
Losses on disposition of property and equipment, net	521	1,011
	$3,519	$5,170
Other operating expenses, net decreased $1.7 million compared to the prior year. The decrease was primarily due to the decrease of integration and strategic initiatives of $4.2 million, partially offset by a $2.4 million acquisition gain in the prior year and $0.7 million of restaurant impairment charges in the current year.

Gains and Losses on the Sale of Company-Operated Restaurants
For the first quarter of 2025, the Company recognized a net gain on the sale of 13 company-operated restaurants of $2.8 million. For the first quarter of 2024, the net loss on the sale of company-operated restaurants of $0.3 million was comprised of a $2.2 million impairment of assets held for sale related to a Del Taco refranchising transaction that closed in the second quarter of 2024, partially offset by additional proceeds received in connection with the extension of franchise agreements and the resolution of certain contingencies related to the sale of restaurants in prior years.
Refer to Note 3, Summary of Refranchisings and Assets Held for Sale, of the notes to the condensed consolidated financial statements for additional information regarding these transactions.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 19, 2025	January 21, 2024
Interest expense	$24,987	$25,363
Interest income	(562)	(877)
Interest expense, net	$24,425	$24,486
Interest expense, net, decreased $0.1 million as compared to the prior year, This was primarily due to a decrease of $0.4 million in interest expense compared to the prior year due to lower average borrowings, which was partially offset by a decrease in interest income of $0.3 million due to lower investment balances compared to a year ago.
Income Tax Expense
The income tax provisions reflect a year-to-date effective tax rate of 29.8%, compared with 26.9% in fiscal year 2024. The major components of the year-over-year increase in tax rates were an increase in tax expenses on share-based compensation and non-deductible losses in the current year as opposed to non-taxable gains in the prior year from the market performance of insurance products used to fund certain non-qualified retirement plans, partially offset by a decrease in the impact of non-deductible goodwill related to the sale of company-operated restaurants.

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
As of January 19, 2025, the Company had $104.6 million of cash and restricted cash on its consolidated balance sheet and available borrowings of $170.7 million under our $150.0 million Variable Funding Notes and our $75.0 million revolving credit facility. The Company continually assesses the optimal sources and uses of cash for our business. We review our balance sheet for any undervalued assets and pursue opportunities for capital sources, including the sale of our owned Jack in the Box properties and refranchising, primarily for Del Taco in the near term.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility and revolving credit facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.

Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Sixteen Weeks Ended
	January 19, 2025	January 21, 2024
Total cash provided by (used in):
Operating activities	$105,656	$(22,675)
Investing activities	(26,084)	(36,574)
Financing activities	(29,106)	(44,124)
Net cash flows	$50,466	$(103,373)
Operating Activities. Operating cash flows increased $128.3 million compared with a year ago. This is primarily due to a favorable change in working capital of $132.5 million, partially offset by lower net income, when adjusted for non-cash items, of $4.1 million. The favorable change in working capital is primarily a result of $50.3 million paid in 2024 for fiscal 2023 income tax payments deferred in connection with the Southern California winter storm disaster declaration, $35.0 million received in the current year in connection with the a new supply chain contract, and $25.5 million paid in 2024 in connection with the Torrez settlement.
Investing Activities. Cash flows used in investing activities decreased by $10.5 million compared with a year ago primarily due to higher proceeds from the sale of Del Taco restaurant properties to franchisees of $4.0 million in the current year, lower purchases of property and equipment of $3.7 million in the current year, and death benefit proceeds received of $3.3 million in the current year.
Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Sixteen Weeks Ended
	January 19, 2025	January 21, 2024
Restaurants:
Remodel / refresh programs	$2,700	$3,240
New restaurants	5,573	5,960
Restaurant facility expenditures	5,850	6,309
Purchases of assets intended for sale	8,850	14,054
Restaurant information technology	10,848	5,212
	33,821	34,775
Corporate Services:
Information technology	1,078	3,991
Corporate facilities	200	63
	1,278	4,054

Total capital expenditures	$35,099	$38,829
Capital expenditures decreased $3.7 million primarily due to a decrease in the number of properties acquired with intent of selling to franchisees or selling and leasing back, and a decrease in corporate technology spending due to the completion of our new enterprise resource planning software implementation last year. These decreases were partially offset by an increase in restaurant technology expenditures related to the rollout of a new POS system for company restaurants and investments in digital and other restaurant technology enhancements.

Sale of Company-Operated Restaurants — The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands).

	Sixteen Weeks Ended
	January 19, 2025	January 21, 2024
Number of Del Taco restaurants sold to franchisees	13	—
Total proceeds	$5,712	$1,739
For further information, see Note 3, Summary of Refranchisings and Assets Held for Sale, in the notes to the condensed consolidated financial statements.
Financing Activities. Cash flows used in financing activities decreased by $15.0 million compared with a year ago. The change is primarily due to a $20.0 million decrease in stock repurchases compared with a year ago, partially offset by a $6.0 million repayment in the current year on the Variable Funding Notes.
Repurchases of common stock — The Company repurchased 0.1 million shares of its common stock in fiscal 2025 for an aggregate cost of $5.0 million. As of January 19, 2025, there was $175.0 million remaining under share repurchase programs authorized by the Board of Directors which does not expire.
Dividends — Up through January 19, 2025, the Board of Directors declared one cash dividends of $0.44 per common share totaling $8.4 million.
On February 21, 2025, the Board of Directors declared a cash dividend of $0.44 per share, to be paid on April 8, 2025, to shareholders of record as of the close of business on March 20, 2025.
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
The Company also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. As of January 19, 2025, we did not have any outstanding borrowings and had available borrowing capacity of $95.7 million under our Variable Funding Notes, net of letters of credits issued of $54.3 million.
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
Restricted cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of January 19, 2025, the Company had restricted cash of $29.7 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-1 and A-2 Notes.

Covenants and restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of January 19, 2025, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
Revolving credit facility — In connection with the Del Taco acquisition, Del Taco’s existing debt related to a Syndicated Credit Facility dated August 5, 2015, was repaid and extinguished on the Closing Date. On the Closing Date, Del Taco entered into a syndicated credit facility with an aggregate principal amount of up to $75.0 million, which will matures on February 28, 2025. The revolving credit facility, as amended, includes a limit of $20.0 million for letters of credit, all of which were cancelled as of October 1, 2023. As of January 19, 2025, we had no outstanding borrowings and available borrowing capacity of $75.0 million under the facility.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those that we believe are most important for the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies and estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2024.

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
These and other factors are identified and described in more detail in our filings with the Securities and Exchange Commission, including, but not limited to: the “Discussion of Critical Accounting Estimates,” and other sections in this Form 10-Q and the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended September 29, 2024 (“Form 10-K”). These documents may be read free of charge on the SEC’s website at www.sec.gov. Potential investors are urged to consider these factors, more fully described in our Form 10-K, carefully in evaluating any forward-looking statements, and are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements are made only as of the date issued, and we do not undertake any obligation to update any forward-looking statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative market risks set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2024.

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended January 19, 2025, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended January 19, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 1.        LEGAL PROCEEDINGS
See Note 14, Commitments and Contingencies, of the notes to the condensed consolidated financial statements for a discussion of our contingencies and legal matters.

ITEM 1A.    RISK FACTORS
When evaluating our business and our prospects, you should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 29, 2024, which we filed with the SEC on November 20, 2024, as updated in this Item 1A. You should also consider the risks and uncertainties discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 29, 2024, including our financial statements and the related notes. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occur, our business and financial results could be harmed. In that case, the market price of our common stock could decline.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — In the first quarter of 2025, we repurchased 0.1 million shares of our common stock for an aggregate cost of $5.0 million, including the applicable excise tax. As of January 19, 2025, this leaves $175.0 million remaining under share repurchase programs authorized by the Board of Directors.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs (in thousands)
				$180,000
September 30, 2024 - October 27, 2024	—	$—	—	$180,000
October 28, 2024 - November 24, 2024	—	$—	—	$180,000
November 25, 2024 - December 22, 2024	23,007	$40.25	23,007	$179,074
December 23, 2024 - January 19, 2025	100,864	$40.38	100,864	$175,001
Total	123,871		123,871

ITEM 3.        DEFAULTS OF SENIOR SECURITIES
None.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
During the three months ended January 19, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term in defined in Item 408(a) of Regulation S-K.
On December 19, 2024, the Company entered into a Rule 10b5-1 trading arrangement to repurchase shares of the Company’s common stock up to an aggregate purchase price of $5.0 million. This Rule 10b5-1 trading arrangement subsequently terminated on January 19, 2025.

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
Dawn Hooper
Interim Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: February 25, 2025