Form 10-Q
period 2025-04-13
JACK IN THE BOX INC
filed 2025-05-14
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 13, 2025
or
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
Yes  ☐    No  ☑
As of the close of business May 7, 2025, 18,879,446 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	April 13, 2025	September 29, 2024
ASSETS
Current assets:
Cash	$15,780	$24,745
Restricted cash	29,812	29,422
Accounts and other receivables, net	114,675	83,567
Inventories	3,793	3,922
Prepaid expenses	8,297	13,126
Current assets held for sale	8,852	16,493
Other current assets	18,727	10,002
Total current assets	199,936	181,277
Property and equipment:
Property and equipment, at cost	1,303,877	1,278,530
Less accumulated depreciation and amortization	(861,587)	(848,491)
Property and equipment, net	442,290	430,039
Other assets:
Operating lease right-of-use assets	1,398,798	1,410,083
Intangible assets, net	10,086	10,515
Trademarks	105,600	283,500
Goodwill	136,026	161,209
Deferred tax assets	38,057	—
Other assets, net	248,751	259,006
Total other assets	1,937,318	2,124,313
	$2,579,544	$2,735,629
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$29,579	$35,880
Current operating lease liabilities	159,002	162,017
Accounts payable	68,257	69,494
Accrued liabilities	167,742	166,868
Total current liabilities	424,580	434,259
Long-term liabilities:
Long-term debt, net of current maturities	1,687,135	1,699,433
Long-term operating lease liabilities, net of current portion	1,269,405	1,286,415
Deferred tax liabilities	—	13,612
Other long-term liabilities	174,645	153,708
Total long-term liabilities	3,131,185	3,153,168
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 82,999,428 and 82,825,851 issued and outstanding, respectively	830	828
Capital in excess of par value	538,624	533,818
Retained earnings	1,741,383	1,866,660
Accumulated other comprehensive loss	(56,433)	(57,475)
Treasury stock, at cost, 64,120,270 and 63,996,399 shares, respectively	(3,200,625)	(3,195,629)
Total stockholders’ deficit	(976,221)	(851,798)
	$2,579,544	$2,735,629

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	April 13, 2025	April 14, 2024	April 13, 2025	April 14, 2024
Revenues:
Company restaurant sales	$142,492	$167,098	$343,898	$391,138
Franchise rental revenues	86,307	85,826	202,853	199,022
Franchise royalties and other	53,939	55,084	127,973	128,414
Franchise contributions for advertising and other services	53,958	57,339	131,410	134,271
	336,696	365,347	806,134	852,845
Operating costs and expenses, net:
Food and packaging	38,095	45,914	89,743	110,046
Payroll and employee benefits	50,273	54,054	120,546	127,108
Occupancy and other	29,382	32,355	68,528	74,408
Franchise occupancy expenses	59,558	57,091	138,391	129,715
Franchise support and other costs	4,903	3,860	10,101	9,054
Franchise advertising and other services expenses	55,746	59,523	134,744	139,757
Selling, general and administrative expenses	35,492	37,520	86,164	83,885
Depreciation and amortization	12,217	13,906	30,487	32,379
Pre-opening costs	632	602	2,108	1,067
Impairment of goodwill and intangible assets	203,230	—	203,230	—
Other operating expenses, net	4,216	5,267	7,735	10,437
(Gains) losses on the sale of company-operated restaurants	30	1,065	(2,776)	1,319
	493,774	311,157	889,001	719,175
Earnings (loss) from operations	(157,078)	54,190	(82,867)	133,670
Other pension and post-retirement expenses, net	1,341	1,579	3,130	3,685
Interest expense, net	18,368	18,603	42,793	43,089
Earnings (loss) before income taxes	(176,787)	34,008	(128,790)	86,896
Income tax expense (benefit)	(34,559)	9,028	(20,248)	23,233
Net earnings (loss)	$(142,228)	$24,980	$(108,542)	$63,663

Earnings (loss) per share:
Basic	$(7.47)	$1.27	$(5.70)	$3.22
Diluted	$(7.47)	$1.26	$(5.70)	$3.19

Cash dividends declared per common share	$0.44	$0.44	$0.88	$0.88

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	April 13, 2025	April 14, 2024	April 13, 2025	April 14, 2024
Net earnings (loss)	$(142,228)	$24,980	$(108,542)	$63,663
Other comprehensive income:
Actuarial gains and prior service costs reclassified to earnings	607	493	1,415	1,150
Tax effect	(160)	(131)	(373)	(304)
Other comprehensive income, net of taxes	447	362	1,042	846

Comprehensive income (loss)	$(141,781)	$25,342	$(107,500)	$64,509

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	April 13, 2025	April 14, 2024
Cash flows from operating activities:
Net earnings (loss)	$(108,542)	$63,663
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	30,487	32,379
Amortization of franchise tenant improvement allowances and incentives	3,484	2,538
Deferred finance cost amortization	2,572	2,610
Excess tax deficiency (benefit) from share-based compensation arrangements	1,435	(49)
Deferred income taxes	(55,452)	(2,326)
Share-based compensation expense	4,685	8,661
Pension and post-retirement expense	3,130	3,685
Loss (gains) on cash surrender value of company-owned life insurance	2,242	(7,949)
(Gains) losses on the sale of company-operated restaurants	(2,776)	1,319
Gains on acquisition of restaurants	(6)	(2,357)
Losses on the disposition of property and equipment, net	1,385	1,148
Impairment charges	205,094	1,580
Changes in assets and liabilities:
Accounts and other receivables	(28,655)	815
Inventories	129	(170)
Prepaid expenses and other current assets	(4,007)	9,299
Operating lease right-of-use assets and lease liabilities	(9,580)	9,392
Accounts payable	550	(396)
Accrued liabilities	1,927	(123,532)
Pension and post-retirement contributions	(3,833)	(3,288)
Franchise tenant improvement allowance and incentive disbursements	(3,586)	(1,460)
Other	28,207	(1,583)
Cash flows provided by (used in) operating activities	68,890	(6,021)
Cash flows from investing activities:
Purchases of property and equipment	(47,769)	(49,086)
Purchases of assets intended for sale or leaseback	(8,827)	(11,985)
Proceeds from the sale of property and equipment	15,110	1,500
Proceeds from the sale and leaseback of assets	—	1,728
Proceeds from the sale of company-operated restaurants	5,712	1,989
Other	3,303	—
Cash flows used in investing activities	(32,471)	(55,854)
Cash flows from financing activities:
Repayments of borrowings on revolving credit facilities	(6,000)	—
Principal repayments on debt	(14,930)	(14,818)
Dividends paid on common stock	(16,614)	(17,167)
Proceeds from issuance of common stock	2	2
Repurchases of common stock	(4,999)	(40,000)
Payroll tax payments for equity award issuances	(2,453)	(3,072)
Cash flows used in financing activities	(44,994)	(75,055)
Net decrease in cash and restricted cash	(8,575)	(136,930)
Cash and restricted cash at beginning of period	54,167	185,907
Cash and restricted cash at end of period	$45,592	$48,977

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 29, 2024	82,826	$828	$533,818	$1,866,660	$(57,475)	$(3,195,629)	$(851,798)
Shares issued under stock plans, including tax benefit	145	1	—	—	—	—	1
Share-based compensation	—	—	3,689	—	—	—	3,689
Dividends declared	—	—	61	(8,369)	—	—	(8,308)
Purchases of treasury stock	—	—	—	—	—	(4,996)	(4,996)
Net earnings	—	—	—	33,686	—	—	33,686
Other comprehensive income	—	—	—	—	595	—	595
Balance at January 19, 2025	82,971	$829	$537,568	$1,891,977	$(56,880)	$(3,200,625)	$(827,131)
Shares issued under stock plans, including tax benefit	28	1	—	—	—	—	1
Share-based compensation	—	—	996	—	—	—	996
Dividends declared	—	—	60	(8,366)	—	—	(8,306)
Net loss	—	—	—	(142,228)	—	—	(142,228)
Other comprehensive income	—	—	—	—	447	—	447
Balance at April 13, 2025	82,999	$830	$538,624	$1,741,383	$(56,433)	$(3,200,625)	$(976,221)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 1, 2023	82,646	$826	$520,076	$1,937,598	$(51,790)	$(3,125,037)	$(718,327)
Shares issued under stock plans, including tax benefit	107	1	—	—	—	—	1
Share-based compensation	—	—	4,820	—	—	—	4,820
Dividends declared	—	—	74	(8,726)	—	—	(8,652)
Purchases of treasury stock	—	—	—	—	—	(25,166)	(25,166)
Net earnings	—	—	—	38,683	—	—	38,683
Other comprehensive income	—	—	—	—	484	—	484
Balance at January 21, 2024	82,753	$827	$524,970	$1,967,555	$(51,306)	$(3,150,203)	$(708,157)
Shares issued under stock plans, including tax benefit	23	1	—	—	—	—	1
Share-based compensation	—	—	3,841	—	—	—	3,841
Dividends declared	—	—	76	(8,591)	—	—	(8,515)
Purchases of treasury stock	—	—	—	—	—	(15,133)	(15,133)
Net earnings	—	—	—	24,980	—	—	24,980
Other comprehensive income	—	—	—	—	362	—	362
Balance at April 14, 2024	82,776	$828	$528,887	$1,983,944	$(50,944)	$(3,165,336)	$(702,621)

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
As of April 13, 2025, there were 146 company-operated and 2,037 franchise-operated Jack in the Box restaurants and 117 company-operated and 474 franchise-operated Del Taco restaurants.
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
Reclassification — Certain amounts in the prior periods’ financial statements and related footnote disclosures have been reclassified to conform to the current presentation with no impact on previously reported net income or stockholders’ equity.
Fiscal year — The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Both fiscal years 2025 and 2024 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2025 and 2024 refer to the 12 weeks (“quarter”) and 28 weeks (“year-to-date”) ended April 13, 2025 and April 14, 2024, respectively, unless otherwise indicated.
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
Contributions made by the Company are included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of earnings (loss). In 2025 and 2024, consolidated advertising costs were $18.4 million and $18.2 million, respectively.
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
The following table summarizes the activity in the allowance for doubtful accounts (in thousands):

	Year-to-date
	April 13, 2025	April 14, 2024
Balance as of beginning of period	$(4,512)	$(4,146)
(Provision) reversal for expected credit losses	(1,397)	(233)
Write-offs charged against the allowance	142	6
Balance as of end of period	$(5,767)	$(4,373)

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregation of revenue — The following table disaggregates revenue by segment and primary source for the periods ended April 13, 2025 (in thousands):

	Quarter			Year-to-date
	Jack in the Box	Del Taco	Total	Jack in the Box	Del Taco	Total
Company restaurant sales	$95,095	$47,397	$142,492	$228,850	$115,048	$343,898
Franchise rental revenues	77,935	8,372	86,307	183,716	19,137	202,853
Franchise royalties	43,305	7,560	50,865	105,130	17,585	122,715
Marketing fees	43,139	6,453	49,592	104,600	14,933	119,533
Technology and sourcing fees	3,808	558	4,366	10,260	1,617	11,877
Franchise fees and other services	2,449	625	3,074	4,239	1,019	5,258
Total revenue	$265,731	$70,965	$336,696	$636,795	$169,339	$806,134
The following table disaggregates revenue by segment and primary source for the periods ended April 14, 2024 (in thousands):

	Quarter			Year-to-date
	Jack in the Box	Del Taco	Total	Jack in the Box	Del Taco	Total
Company restaurant sales	$98,927	$68,171	$167,098	$230,984	$160,154	$391,138
Franchise rental revenues	79,618	6,208	85,826	185,196	13,826	199,022
Franchise royalties	45,414	7,314	52,728	106,737	16,768	123,505
Marketing fees	45,423	6,028	51,451	106,643	13,759	120,402
Technology and sourcing fees	4,757	1,131	5,888	10,899	2,970	13,869
Franchise fees and other services	2,123	233	2,356	4,143	766	4,909
Total revenue	$276,262	$89,085	$365,347	$644,602	$208,243	$852,845
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
A summary of significant changes in contract liabilities is presented below (in thousands):

	Year-to-date
	April 13, 2025	April 14, 2024
Deferred franchise and development fees at beginning of period	$51,990	$50,474
Revenue recognized	(3,122)	(3,240)
Additions	1,721	3,162
Deferred franchise and development fees at end of period	$50,589	$50,396
As of April 13, 2025, approximately $9.0 million of development fees related to unopened restaurants are included in deferred revenue. Timing of revenue recognition for development fees related to unopened restaurants is dependent upon the timing of restaurant openings and are recognized over the franchise term at the date of opening.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied as of April 13, 2025 (in thousands):

Remainder of 2025	$2,451
2026	5,038
2027	4,708
2028	4,095
2029	3,477
Thereafter	21,823
$41,592
The Company has applied the optional exemption, as provided for under ASC Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

3.SUMMARY OF REFRANCHISINGS AND ASSETS HELD FOR SALE
Refranchisings — The following table summarizes the number of restaurants sold to franchisees and the loss or gain recognized (dollars in thousands):

	Quarter		Year-to-date
	April 13, 2025	April 14, 2024	April 13, 2025	April 14, 2024
Restaurants sold to Del Taco franchisees	—	13	13	13

Proceeds from the sale of company-operated restaurants (1)	$—	$250	$5,712	$1,989
Net assets sold (primarily property and equipment)	(33)	(608)	(1,827)	(608)
Goodwill related to the sale of company-operated restaurants	—	(105)	(461)	(105)
Franchise fees	—	(454)	(364)	(454)
Sublease liabilities, net	—	(140)	—	(140)
Lease termination	—	—	(217)	—
Other (2)	3	(8)	(67)	(2,001)
Gain (loss) on the sale of company-operated restaurants	$(30)	$(1,065)	$2,776	$(1,319)
____________________________
(1)Amounts in 2024 reflect proceeds from sale of restaurants as well as additional proceeds received in connection with the extension of franchise and lease agreements from the sale of restaurants in prior years.
(2)Amount in 2024 includes a $2.2 million impairment of assets related to a Del Taco refranchising transaction that closed in the second quarter of 2024.
Assets held for sale — Assets classified as held for sale on our condensed consolidated balance sheets as of April 13, 2025 and September 29, 2024 have carrying amounts of $8.9 million and $16.5 million, respectively. These amounts relate to i) company-owned restaurants to be refranchised, ii) operating restaurant properties which we intend to sell to franchisees and/or sell and leaseback with a third party, and iii) closed restaurant properties which we are marketing for sale.

4.FRANCHISE ACQUISITIONS
Franchise acquisitions — During the first quarter of 2024, the Company acquired 9 Del Taco franchise restaurants for $86 thousand as part of two separate transactions, and recognized related gains of $2.4 million. This amount is recorded in “Other operating expenses, net” in the accompanying condensed consolidated statements of earnings (loss). The Company did not acquire any Jack in the Box or Del Taco franchise restaurants in the first or second quarter of 2025. For further information, see Note 8, Other Operating Expenses, Net, in the notes to the condensed consolidated financial statements.

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

5.GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill during the year-to-date period ended April 13, 2025 was as follows (in thousands):

	Jack in the Box	Del Taco	Total

Goodwill	$135,827	$188,006	$323,833
Accumulated impairment losses	—	(162,624)	(162,624)
Balance at September 29, 2024	135,827	$25,382	$161,209

Impairment of goodwill	—	(25,330)	(25,330)
Reclassified from (to) assets held for sale	199	(52)	147

Goodwill	136,026	187,954	323,980
Accumulated impairment losses	—	(187,954)	(187,954)
Balance at April 13, 2025	$136,026	$—	$136,026
During the third quarter of 2024, the Company had previously identified triggering events that indicated the goodwill allocated to the Del Taco reporting unit might be impaired. As a result, the Company performed a quantitative test over the Del Taco reporting unit, noting that the fair value of the reporting unit was less than the carrying value, which resulted in an impairment of goodwill of $162.6 million at that time.
During the second quarter of 2025, the Company had identified additional triggering events that indicated the goodwill allocated to the Del Taco reporting unit might be further impaired, including i) continued negative trend in Del Taco same store sales, ii) unfavorable changes in the economic environment specifically impacting our industry, including inflation and interest rates, iii) the potential for a divestment of Del Taco, and iv) a sustained lower share price. As a result, the Company performed a quantitative test over the Del Taco reporting unit, noting that the fair value of the reporting unit was less than the carrying value, which resulted in an impairment of goodwill of $25.3 million for the quarter. The Company determined that there was no such triggering event for the Jack in the Box reporting unit.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The valuation used a blended approach with a discounted cash flow analysis in conjunction with a market approach. Assumptions and estimates used in determining fair value include future revenues, operating costs, new store openings, capital expenditures, a discount rate that approximates the Company’s weighted average cost of capital and a selection of comparable companies. The Company also performed a quantitative analysis over its indefinte-lived intangible trademark asset and as a result, during the second quarter of 2025, the Company also recorded impairment on the Del Taco trademark asset as noted below. The Company also performed a quantitative analysis over its definite-lived intangible assets to determine whether any impairment would need to be recognized, noting none. The Company also performed a quantitative analysis over its long-lived assets, noting impairment of $1.1 million, which was recorded in the second quarter.
The changes in the carrying amount of the Del Taco indefinite-lived trademark during the year-to-date period ended April 13, 2025 was as follows (in thousands):

Balance at September 29, 2024	$283,500
Impairment of trademark	(177,900)
Balance at April 13, 2025	$105,600
The net carrying amounts of definite-lived intangible assets are as follows (in thousands):

	April 13, 2025			September 29, 2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived intangible assets:
Sublease assets	$2,671	$(750)	$1,921	$2,671	$(620)	$2,051
Franchise contracts	9,700	(1,679)	8,021	9,700	(1,389)	8,311
Reacquired franchise rights	464	(320)	144	464	(311)	153
	$12,835	$(2,749)	$10,086	$12,835	$(2,320)	$10,515
The following table summarizes, as of April 13, 2025, the estimated amortization expense for each of the next five fiscal years and thereafter (in thousands):

Remainder of 2025	$367
2026	794
2027	807
2028	753
2029	692
Thereafter	6,673
$10,086

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
As lessor, our leases and subleases primarily consist of restaurants that have been leased to franchisees in connection with refranchising transactions. Revenues from leasing arrangements with our franchisees are presented in “Franchise rental revenues” in the accompanying condensed consolidated statements of earnings (loss), and the related expenses are presented in “Franchise occupancy expenses.”

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents rental income for the periods presented (in thousands):

	Quarter		Year-to-date
	April 13, 2025	April 14, 2024	April 13, 2025	April 14, 2024
Operating lease income - franchise	$60,337	$59,445	$141,154	$137,694
Variable lease income - franchise	25,736	26,123	61,149	60,721
Amortization of sublease assets and liabilities, net	234	258	550	607
Franchise rental revenues	$86,307	$85,826	$202,853	$199,022

Operating lease income - closed restaurants and other (1)	$1,837	$1,859	$4,392	$4,171
____________________________
(1)Includes closed restaurant properties included in “Other operating expenses, net” in our condensed consolidated statements of earnings (loss).

7.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements as of April 13, 2025:
Non-qualified deferred compensation plan (1)	$15,890	$15,890	$—	$—
Total liabilities at fair value	$15,890	$15,890	$—	$—
Fair value measurements as of September 29, 2024:
Non-qualified deferred compensation plan (1)	$18,481	$18,481	$—	$—
Total liabilities at fair value	$18,481	$18,481	$—	$—
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
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of April 13, 2025 and September 29, 2024 (in thousands):

	April 13, 2025		September 29, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Series 2019 Class A-2 Notes	$696,000	$668,362	$699,625	$684,875
Series 2022 Class A-2 Notes	$1,034,000	$945,438	$1,045,000	$975,507
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.OTHER OPERATING EXPENSES, NET
Other operating expenses, net in the accompanying condensed consolidated statements of earnings (loss) is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 13, 2025	April 14, 2024	April 13, 2025	April 14, 2024
Integration and strategic initiatives (1)	$276	$4,268	$1,691	$9,889
Costs of closed restaurants and other (2)	1,927	773	2,768	1,632
Operating restaurant impairment charges (3)	1,129	—	1,877	—
Accelerated depreciation	20	88	20	125
Gains on acquisition of restaurants (4)	—	—	(6)	(2,357)
Losses on disposition of property and equipment, net (5)	864	138	1,385	1,148
Other operating expenses, net	$4,216	$5,267	$7,735	$10,437
____________________________
(1)Integration and strategic initiatives are related to the integration of Del Taco, as well as strategic consulting fees.
(2)Costs of closed restaurants and other generally includes ongoing costs associated with closed restaurants and cancelled project costs.
(3)Restaurant impairment charges in 2025 are related to underperforming Del Taco and Jack in the Box restaurants.
(4)The 2024 amount relates to the gains on acquisition of 9 Del Taco restaurants. Refer also to Note 4, Franchise Acquisitions, in the notes to the condensed consolidated financial statements for more information.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides information related to our operating segments in each period (in thousands):

	Quarter		Year-to-date
	April 13, 2025	April 14, 2024	April 13, 2025	April 14, 2024
Revenues by segment:
Jack in the Box restaurant operations	$265,731	$276,262	$636,795	$644,602
Del Taco restaurant operations	70,965	89,085	169,339	208,243
Consolidated revenues	$336,696	$365,347	$806,134	$852,845
Segment profit reconciliation:
Jack in the Box segment profit	$78,803	$86,793	$194,767	$205,890
Del Taco segment profit	5,999	10,878	15,325	23,393
Shared services and unallocated costs	(18,342)	(21,974)	(46,387)	(51,896)
Total segment profit	$66,460	$75,697	$163,705	$177,387
Depreciation and amortization	12,217	13,906	30,487	32,379
Other operating expense, net	4,216	5,267	7,735	10,437
Net COLI losses (gains)	1,407	(1,232)	2,798	(6,066)
Impairment of goodwill and intangible assets	203,230	—	203,230	—
(Gains) losses on the sale of company-operated restaurants	30	1,065	(2,776)	1,319
Amortization of favorable and unfavorable leases and subleases, net	120	107	123	231
Amortization of franchise tenant improvement allowances and other	1,829	1,120	3,484	2,538
Amortization of cloud-computing costs	489	1,274	1,491	2,879
Earnings (loss) from operations	$(157,078)	$54,190	$(82,867)	$133,670
The Company does not evaluate, manage or measure performance of segments using asset, pension or post-retirement expense, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.

10.INCOME TAXES
For the second quarter and year-to-date fiscal year 2025, the Company recorded income tax benefits of $34.6 million and $20.2 million, respectively, resulting in effective tax rates of 19.5% and 15.7%, respectively. The effective tax rates for such periods differed from the U.S. statutory tax rate primarily due to non-deductible goodwill impairment and non-deductible losses from the market performance of insurance products used to fund certain non-qualified retirement plans.
For the second quarter and year-to-date fiscal year 2024, the Company recorded income tax expenses of $9.0 million and $23.2 million, respectively, resulting in effective tax rates of 26.5% and 26.7%, respectively. The effective tax rates for such periods differed from the U.S. statutory tax rate primarily due to non-deductible goodwill attributable to refranchising transactions and non-deductible officers’ compensation substantially offset by non-taxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans.

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Net periodic benefit cost (credit) — The components of net periodic benefit cost (credit) in each period were as follows (in thousands):

	Quarter		Year-to-date
	April 13, 2025	April 14, 2024	April 13, 2025	April 14, 2024
Defined benefit pension plans:
Interest cost	$4,062	$4,380	$9,478	$10,219
Expected return on plan assets	(3,469)	(3,458)	(8,094)	(8,067)
Actuarial losses (1)	786	701	1,834	1,634
Amortization of unrecognized prior service costs (1)	—	3	—	8
Net periodic benefit cost	$1,379	$1,626	$3,218	$3,794
Post-retirement healthcare plans:
Interest cost	$142	$164	$331	$383
Actuarial gains (1)	(180)	(211)	(419)	(492)
Net periodic benefit credit	$(38)	$(47)	$(88)	$(109)
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
Future cash flows — The Company’s policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for the Qualified Plan. Details regarding 2025 contributions are as follows (in thousands):

	SERP	Post-Retirement Healthcare Plans
Net year-to-date contributions	$3,055	$778
Remaining estimated net contributions during fiscal 2025	$2,070	$361
The Company continues to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. The Company does not anticipate making any contributions to our Qualified Plan in fiscal 2025.

12.STOCKHOLDERS EQUITY AND REPURCHASES OF COMMON STOCK
Repurchases of common stock — The Company repurchased 0.1 million shares of its common stock in the year-to-date period ended April 13, 2025 for an aggregate cost of $5.0 million, including applicable excise tax. As of April 13, 2025, there was $175.0 million remaining under share repurchase programs authorized by the Board of Directors which does not expire.
Dividends — Through April 13, 2025, the Board of Directors declared two cash dividends of $0.44 per common share totaling $16.7 million. Future dividends are discontinued and the Company will direct a majority of those funds toward debt reductions.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.WEIGHTED AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	April 13, 2025	April 14, 2024	April 13, 2025	April 14, 2024
Weighted-average shares outstanding – basic	19,043	19,653	19,047	19,790
Effect of potentially dilutive securities:
Nonvested stock awards and units	—	119	—	146
Performance share awards	—	13	—	13
Weighted-average shares outstanding – diluted	19,043	19,785	19,047	19,949
Excluded from diluted weighted-average shares outstanding:
Antidilutive	551	31	441	20
Performance conditions not satisfied at the end of the period	172	136	172	136

14.COMMITMENTS AND CONTINGENCIES
Legal matters — The Company assesses contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of April 13, 2025, the Company had accruals of $18.2 million for all of its legal matters in aggregate, presented within “Accrued liabilities” on our condensed consolidated balance sheet. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure and the ultimate amount of loss may differ materially from these estimates in the near term.
Gessele v. Jack in the Box Inc. — In August 2010, five former Jack in the Box employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that Jack in the Box failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. The parties participated in a voluntary mediation on March 16, 2020, but the matter did not settle. On October 24, 2022, a jury awarded plaintiffs approximately $6.4 million in damages and penalties. The Company continues to dispute liability and the damage award and both parties have filed appeals of the verdict. As of April 13, 2025, the Company has accrued the verdict amount above, as well as estimated prejudgment and post-judgment interest and fee award, for an additional $9.7 million. These amounts are included within “Accrued liabilities” on our condensed consolidated balance sheet as of April 13, 2025. The Company will continue to accrue for post-judgment interest until the matter is resolved.
J&D Restaurant Group — On April 17, 2019, the trustee for a bankrupt former franchisee filed a complaint generally alleging the Company wrongfully terminated the franchise agreements and unreasonably denied two prospective purchasers the former franchisee presented. The parties participated in a mediation in April 2021, and again in December 2022, but the matter did not settle. The trial commenced on January 9, 2023 and on February 8, 2023, the jury returned a verdict finding the Company had not breached any contracts in terminating the franchise agreements or denying the proposed buyers. However, while the jury also found the Company had not violated the California Unfair Practices Act, it found for the plaintiff on the claim for breach of implied covenant of good faith and fair dealing, and awarded $8.0 million in damages. On May 9, 2023, the court granted the Company’s post-trial motion, overturning the jury verdict and ordering the plaintiff take nothing on its claims. As a result, the Company reversed the prior $8.0 million accrual. The Plaintiff has appealed the trial court’s post-trial rulings. As part of the appeal, the parties participated in a mediation on March 18, 2025. The matter did not settle, and as of April 13, 2025, the Company has accrued $1.0 million as part of its attempt to resolve the claims on its condensed consolidated balance sheet. The parties are currently awaiting the appellate court’s ruling.

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
Lease guarantees — We remain contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of April 13, 2025, the maximum potential liability of future undiscounted payments under these leases is approximately $19.0 million. The lease terms extend for a maximum of approximately 13 more years and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.

15.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	April 13, 2025	April 14, 2024
Non-cash investing and financing transactions:
(Decrease) increase in obligations for purchases of property and equipment	$(1,314)	$8,133
Increase in dividends accrued or converted to common stock equivalents	$121	$150
Right-of use assets obtained in exchange for operating lease obligations	$85,202	$113,647

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16.SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	April 13, 2025	September 29, 2024
Accounts and other receivables, net:
Trade	$102,076	$71,306
Notes receivable, current portion	2,897	2,036
Income tax receivable	766	819
Other	14,703	13,918
Allowance for doubtful accounts	(5,767)	(4,512)
	$114,675	$83,567
Property and equipment, net:
Land	$94,500	$93,950
Buildings	962,739	963,699
Restaurant and other equipment	200,774	171,436
Construction in progress	45,864	49,445
	1,303,877	1,278,530
Less accumulated depreciation and amortization	(861,587)	(848,491)
	$442,290	$430,039
Other assets, net:
Company-owned life insurance policies	$124,139	$129,685
Franchise tenant improvement allowance	39,784	41,502
Deferred rent receivable	40,038	41,284
Notes receivable, less current portion	10,220	11,249
Other	34,570	35,286
	$248,751	$259,006
Accrued liabilities:
Income tax liabilities	$3,854	$778
Payroll and related taxes	32,695	38,112
Legal accruals	18,220	16,220
Insurance	27,976	27,982
Sales and property taxes	10,569	26,107
Deferred rent income	12,460	—
Advertising	969	4,698
Deferred franchise and development fees	6,569	6,674
Other	54,430	46,297
	$167,742	$166,868
Other long-term liabilities:
Defined benefit pension plans	$50,412	$51,973
Deferred franchise and development fees	44,020	45,316
Other	80,213	56,419
	$174,645	$153,708

17.SUBSEQUENT EVENTS
Company store repurchase — Subsequent to the end of the second quarter of 2025, the Company signed agreements to reacquire 18 Del Taco restaurants in Colorado from a franchisee for $6.4 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2025 and 2024 each include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2025 and 2024 refer to the 12 weeks (“quarter”) ended April 13, 2025 and April 14, 2024, respectively, unless otherwise indicated.
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
•Results of operations — an analysis of our condensed consolidated statements of earnings (loss) for the periods presented in our condensed consolidated financial statements.
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
OVERVIEW
Our Business
Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® and Del Taco® quick-service restaurants. As of April 13, 2025, we operated and franchised 2,183 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including two in Guam and two in Mexico, and 591 Del Taco quick-service restaurants across 17 states.
We derive revenue from retail sales at company-operated restaurants and rental revenue, royalties (based upon a percent of sales), franchise fees and contributions for advertising and other services from franchisees.
On April 23, 2025, the Company announced a multi-faceted plan, which included exploring strategic alternatives for the Del Taco brand and the possible divestiture of that business. The plan also included selling a select number of owned real estate holdings, as well as discontinuing its dividend, and directing a majority of those funds toward paying down debt. Additionally, the plan discussed a closure program, which is projected to result in the closure of approximately 150-200 underperforming Jack in the Box restaurants.

RESULTS OF OPERATIONS
The following tables summarize changes in same-store sales for Jack in the Box and Del Taco company-operated, franchised, and system restaurants:

	Quarter		Year-to-date
Jack in the Box:	April 13, 2025	April 14, 2024	April 13, 2025	April 14, 2024
Company	(4.0%)	(0.6%)	(1.9%)	0.9%
Franchise	(4.5%)	(2.6%)	(1.6%)	(0.8%)
System	(4.4%)	(2.5%)	(1.7%)	(0.7%)

	Quarter		Year-to-date
Del Taco:	April 13, 2025	April 14, 2024	April 13, 2025	April 14, 2024
Company	(1.7%)	(1.8%)	(2.2%)	0.2%
Franchise	(4.2%)	(1.1%)	(4.7%)	0.8%
System	(3.6%)	(1.4%)	(4.1%)	0.7%
The following tables summarize year-to-date changes in the number and mix of company and franchise restaurants for our two brands:

	2025			2024
Jack in the Box:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	150	2,041	2,191	142	2,044	2,186
New	2	8	10	2	8	10
Closed	(6)	(12)	(18)	—	(1)	(1)
End of period	146	2,037	2,183	144	2,051	2,195
% of system	7%	93%	100%	7%	93%	100%

	2025			2024
Del Taco:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	133	461	594	171	421	592
New	1	6	7	—	6	6
Acquired from franchisees	—	—	—	9	(9)	—
Refranchised	(13)	13	—	(13)	13	—
Closed	(4)	(6)	(10)	(1)	(2)	(3)
End of period	117	474	591	166	429	595
% of system	20%	80%	100%	28%	72%	100%

The following tables summarize restaurant sales for company-operated, franchised, and systemwide sales for our two brands (in thousands):

	Quarter		Year-to-date
Jack in the Box:	April 13, 2025	April 14, 2024	April 13, 2025	April 14, 2024
Company-operated restaurant sales	$95,095	$98,927	$228,850	$230,984
Franchised restaurant sales (1)	865,609	911,265	2,097,956	2,138,015
Systemwide sales (1)	$960,704	$1,010,192	$2,326,806	$2,368,999

	Quarter		Year-to-date
Del Taco:	April 13, 2025	April 14, 2024	April 13, 2025	April 14, 2024
Company-operated restaurant sales	$47,397	$68,171	$115,048	$160,154
Franchised restaurant sales (1)	165,596	154,854	382,879	353,330
Systemwide sales (1)	$212,993	$223,025	$497,927	$513,484
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

Jack in the Box Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Quarter				Year-to-date
	April 13, 2025		April 14, 2024		April 13, 2025		April 14, 2024
Company restaurant sales	$95,095		$98,927		$228,850		$230,984
Company restaurant costs:
Food and packaging	$26,437	27.8%	$28,486	28.8%	$61,127	26.7%	$67,747	29.3%
Payroll and employee benefits	$32,178	33.8%	$30,294	30.6%	$76,706	33.5%	$70,983	30.7%
Occupancy and other	$17,804	18.7%	$16,818	17.0%	$41,344	18.1%	$38,477	16.7%
Company restaurant sales decreased $3.8 million, or 3.9% for the quarter, and $2.1 million, or 0.9% year-to-date, compared to the prior year. The following table presents the approximate impact of changes in AUVs and the number of restaurants on company restaurant sales (in millions):

	Quarter	Year-to-date
	April 13, 2025	April 13, 2025
AUV decrease	$(4.9)	$(7.1)
Change in the average number of restaurants	1.1	5.1
Other	—	(0.1)
Total change in company restaurant sales	$(3.8)	$(2.1)

Same-store sales at company-operated restaurants decreased 4.0% in the quarter and by 1.9% year-to-date compared to a year ago. The following table summarizes the change versus a year ago:

	Quarter		Year-to-date
	April 13, 2025	April 14, 2024	April 13, 2025	April 14, 2024
Average check (1)	3.4%	3.1%	3.5%	3.5%
Transactions	(7.4%)	(3.7%)	(5.4%)	(2.6%)
Change in same-store sales	(4.0%)	(0.6%)	(1.9%)	0.9%
____________________________
(1)Includes price increases of approximately 3.6% in the quarter and 4.5% year-to-date.
Food and packaging costs, as a percentage of company restaurant sales, decreased 1.0% in the quarter, and 2.6% year-to-date compared to the prior year, due mainly to a 1.0% and 2.4% benefit, respectively, from a new beverage contract with funding retroactive to January 1, 2024, the majority of which is non-recurring, as well as menu price increases, partially offset by commodity inflation and unfavorable menu item mix. Commodity inflation was 3.4% in the quarter, and 3.1% year-to-date, with the greatest impacts for the quarter in beef and poultry, and the greatest impacts for the year-to-date period in beef, beverages and cheese.
Payroll and employee benefit costs, as a percentage of company restaurant sales, increased 3.2% in the quarter, and 2.8% year-to-date compared to the prior year. During the quarter and on a year-to-date basis, increases in wage inflation were partially offset by a decrease in incentive compensation due to lower achievement levels compared to the prior year. Labor inflation was approximately 10.6% in the quarter and 12.9% year-to-date, primarily due to the wage increases required in California effective April 1, 2024 under AB 1228.
Occupancy and other costs, as a percentage of company restaurant sales, increased 1.7% in the quarter, and 1.4% year-to-date compared to the prior year primarily due to higher rent, utilities, and other operating costs including delivery fees.
Jack in the Box Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	April 13, 2025	April 14, 2024	April 13, 2025	April 14, 2024
Franchise rental revenues	$77,935	$79,618	$183,716	$185,196

Royalties	43,305	45,414	105,130	106,737
Franchise fees and other	2,449	2,123	4,239	4,143
Franchise royalties and other	45,754	47,537	109,369	110,880
Franchise contributions for advertising and other services	46,947	50,179	114,860	117,541
Total franchise revenues	$170,636	$177,334	$407,945	$413,617

Franchise occupancy expenses	$51,153	$50,849	$119,069	$116,037
Franchise support and other costs	3,198	2,757	6,499	6,505
Franchise advertising and other services expenses	48,029	52,003	117,021	121,896
Total franchise costs	$102,380	$105,609	$242,589	$244,438
Franchise costs as a percentage of total franchise revenues	60.0%	59.6%	59.5%	59.1%

Average number of franchise restaurants	2,026	2,037	2,029	2,037
% decrease	(0.5)%		(0.4)%
Franchised restaurant sales	$865,609	$911,265	$2,097,956	$2,138,015
Franchised restaurant AUVs	$427	$447	$1,034	$1,050
Royalties as a percentage of total franchised restaurant sales	5.0%	5.0%	5.0%	5.0%

Franchise rental revenues decreased $1.7 million, or 2.1% in the quarter, and $1.5 million, or 0.8% year-to-date, compared to the prior year. For the quarter, the decrease was primarily due to lower percentage rent of $4.3 million, partially offset by lease termination fees of $3.4 million. The decrease year-to-date was primarily due to lower percentage rent of $6.0 million, partially offset by lease termination fees of $3.4 million and higher pass through property tax revenue of $1.2 million.
Franchise royalties and other decreased $1.8 million, or 3.8% in the quarter, and $1.5 million, or 1.4% year-to-date compared to the prior year primarily due to lower royalty income driven by lower sales.
Franchise contributions for advertising and other services revenues decreased $3.2 million, or 6.4% in the quarter and $2.7 million, or 2.3% year-to-date, as compared to the prior year. The decrease in the quarter is primarily due to lower marketing contributions of $2.3 million in connection with lower sales, and a decrease in digital fees of $0.9 million. On a year-to-date basis, the decrease is primarily due to lower marketing contributions of $2.0 million in connection with lower sales, as well as a decrease in digital fees of $0.7 million.
Franchise occupancy expenses, primarily rent, increased $0.3 million, or 0.6% in the quarter and $3.0 million, or 2.6% year-to-date compared to the prior year. On a year-to-date basis, this was primarily due to higher pass through property tax expense and common area maintenance costs of $1.8 million and higher operating lease costs of $1.4 million.
Franchise support and other costs increased $0.4 million, or 16.0% and was essentially flat year-to-date compared to the prior year.
Franchise advertising and other service expenses decreased $4.0 million, or 7.6% in the quarter, and $4.9 million or 4.0% year-to-date compared to the prior year. The decrease is primarily due to lower sales driving lower marketing expenses, as well as lower franchise IT support costs and digital processing fees.

Del Taco Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Quarter				Year-to-date
	April 13, 2025		April 14, 2024		April 13, 2025		April 14, 2024
Company restaurant sales	$47,397		$68,171		$115,048		$160,154
Company restaurant costs:
Food and packaging	$11,658	24.6%	$17,428	25.6%	$28,617	24.9%	$42,300	26.4%
Payroll and employee benefits	$18,095	38.2%	$23,760	34.9%	$43,840	38.1%	$56,126	35.0%
Occupancy and other	$11,578	24.4%	$15,537	22.8%	$27,184	23.6%	$35,931	22.4%
Company restaurant sales decreased $20.8 million or 30.5% in the quarter and $45.1 million or 28.2% year-to-date compared to the prior year primarily due to the refranchising of 47 company-operated restaurants since the second quarter of 2024 and decreases in same-store sales compared to the prior year. The following table presents the approximate impact of changes in AUVs and the number of restaurants on company restaurant sales for each respective period on company restaurant sales (in millions):

	Quarter	Year-to-date
	April 13, 2025	April 13, 2025
AUV decrease	$(0.3)	$(0.1)
Change in the average number of restaurants	(20.3)	(44.7)
Other	(0.2)	(0.3)
Total change in company restaurant sales	$(20.8)	$(45.1)

Same-store sales at company-operated restaurants decreased 1.7% in the quarter and 2.2% year-to-date compared to a year ago. The following table summarizes the change versus a year ago:

	Quarter		Year-to-date
	April 13, 2025	April 14, 2024	April 13, 2025	April 14, 2024
Average check (1)	7.2%	3.2%	6.1%	3.4%
Transactions	(8.9%)	(5.0%)	(8.3%)	(3.2%)
Change in same-store sales	(1.7%)	(1.8%)	(2.2%)	0.2%
________________________
(1)Includes price increases of approximately 6.6% in the quarter and 7.2% year-to-date.
Food and packaging costs, as a percentage of company restaurant sales, decreased 1.0% in the quarter and 1.5% year-to-date. The decrease for the quarter compared to the prior year was primarily due to menu price increases and favorable beverage funding, partially offset by commodity inflation. For the year-to date period, the decrease was primarily due to menu price increases and favorable beverage funding, partially offset by commodity inflation and unfavorable menu item mix. Commodity inflation was 5.7% in the quarter and 3.6% year-to-date. The greatest impacts on both the quarter and year-to-date inflation was seen in beef, poultry and cheese.
Payroll and employee benefit costs, as a percentage of company restaurant sales, increased 3.3% in the quarter and 3.1% year-to-date, compared to the prior year due to labor inflation, which was 11.7% in the quarter and 13.8% year-to-date.
Occupancy and other costs, as a percentage of company restaurant sales, increased 1.6% in the quarter and 1.2% year-to-date compared to the prior year primarily due to higher utilities as well as higher maintenance and repair costs.
Del Taco Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	April 13, 2025	April 14, 2024	April 13, 2025	April 14, 2024
Franchise rental revenues	$8,372	$6,208	$19,137	$13,826

Royalties	7,560	7,314	17,585	16,768
Franchise fees and other	625	233	1,019	766
Franchise royalties and other	8,185	7,547	18,604	17,534
Franchise contributions for advertising and other services	7,011	7,160	16,550	16,729
Total franchise revenues	$23,568	$20,915	$54,291	$48,089

Franchise occupancy expenses	$8,406	$6,242	$19,322	$13,678
Franchise support and other costs	1,705	1,103	3,602	2,549
Franchise advertising and other services expenses	7,716	7,520	17,723	17,861
Total franchise costs	$17,827	$14,865	$40,647	$34,088
Franchise costs as a percentage of total franchise revenues	75.6%	71.1%	74.9%	70.9%

Average number of franchise restaurants	461	421	463	425
% increase	9.5%		8.9%
Franchised restaurant sales	$165,596	$154,854	$382,879	$353,330
Franchised restaurant AUVs	$359	$368	$827	$831
Royalties as a percentage of total franchised restaurant sales	4.6%	4.7%	4.6%	4.7%

Franchise rental revenues increased $2.2 million, or 34.9%, in the quarter and $5.3 million, or 38.4% year-to-date compared to the prior year primarily due to higher rental income and property tax revenue resulting from new subleases related to the 47 restaurants refranchised since the second quarter of 2024.
Franchise royalties and other increased $0.6 million, or 8.5%, in the quarter and $1.1 million, or 6.1% year-to-date, compared to the prior year primarily due to higher franchise restaurant sales resulting from the 47 restaurants refranchised since the second quarter of 2024.
Franchise contributions for advertising and other services revenues decreased $0.1 million, or 2.1%, in the quarter and $0.2 million, or 1.1% year-to-date compared to the prior year primarily due to lower IT support revenue, partially offset by increased franchise marketing contributions resulting from the 47 restaurants refranchised since the second quarter of 2024.
Franchise occupancy expenses, primarily rent, increased $2.2 million, or 34.7%, in the quarter and $5.6 million, or 41.3% year-to-date, compared to the prior year primarily due to higher operating lease costs in the current year from refranchising.
Franchise support and other costs increased $0.6 million, or 54.6%, in the quarter and $1.1 million, or 41.3% year-to-date compared to the prior year primarily due to higher bad debt expense and franchise support costs resulting from the 47 restaurants refranchised since the second quarter of 2024.
Franchise advertising and other service expenses increased $0.2 million, or 2.6%, in the quarter and decreased $0.1 million, or 0.8% year-to-date, compared to the prior year. For both the quarter and year-to-date periods, there were increases in marketing expense resulting from the 47 restaurants refranchised since the second quarter of 2024. For the year-to-date period, these were offset by lower expenses from equipment sales.

Company-Wide Results
Depreciation and Amortization
Depreciation and amortization for the quarter ended April 13, 2025 decreased $1.7 million in the quarter and $1.9 million year-to-date compared to the prior year period primarily due to the 47 Del Taco restaurants refranchised since a year ago, as well as certain Jack in the Box franchise assets becoming fully depreciated. These decreases were partially offset by increases for new technology assets and new company operated restaurants.
Selling, General and Administrative (“SG&A”) Expenses
The following table presents the amounts for SG&A expenses in each period (in thousands):

	Quarter		Year-to-date
	April 13, 2025	April 14, 2024	April 13, 2025	April 14, 2024
Advertising	$7,903	$7,778	$18,441	$18,171
Incentive compensation	826	1,856	5,457	6,482
Share-based compensation	996	3,841	4,686	8,662
Cash surrender value of COLI policies, net	1,407	(1,232)	2,798	(6,066)
Litigation matters	739	472	1,174	718
Other	23,621	24,805	53,608	55,918
	$35,492	$37,520	$86,164	$83,885
Advertising costs mainly represent company contributions to our marketing funds and are generally determined as a percentage of company-operated restaurant sales. Advertising costs increased $0.1 million in the quarter and $0.3 million on a year-to-date basis as compared to the prior year, primarily due to an increase in expenses related to new markets and third party digital sponsorships, partially offset by a decrease in company-operated restaurant sales in the current year.
Incentive compensation decreased by $1.0 million in the quarter and $1.0 million on a year-to-date basis as compared to the prior year, primarily due to lower achievement levels compared to the prior year for the Company’s annual incentive plan.
Share-based compensation decreased by $2.8 million in the quarter and $4.0 million on a year-to-date basis as compared to the prior year, primarily due to current year forfeitures and lower achievement levels for performance-based equity awards.
The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had an unfavorable impact of $2.6 million in the quarter and $8.9 million on a year-to-date basis, compared to the prior year.

Litigation matters increased $0.3 million in the quarter and $0.5 million on a year-to-date basis as compared to the prior year, primarily due to the timing of litigation developments. Refer to Note 14, Commitments and Contingencies, in the condensed consolidated financial statements for additional information related to the legal matters.
Impairment of Goodwill and Intangible Assets
As of the March 16, 2025 testing date, the balance of the Del Taco reporting unit goodwill was $25.3 million. During the second quarter of 2025, the Company identified triggering events that indicated the goodwill allocated to the Del Taco reporting unit might be impaired. The triggering events related to i) continued negative trend in Del Taco same store sales, ii) unfavorable changes in the economic environment specifically impacting our industry, including inflation and interest rates, iii) the potential for a divestment of Del Taco, and iv) a sustained lower share price. As a result, the Company performed a quantitative test over the Del Taco reporting unit, noting that the fair value of the reporting unit was less than the carrying value, which resulted in an impairment of goodwill of $25.3 million.
Additionally, as a result of the quantitative test over the Del Taco reporting unit, the Company also impaired the trademark asset associated with the Del Taco reporting unit in the amount of $177.9 million.
Other Operating Expenses, Net
Other operating expenses, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 13, 2025	April 14, 2024	April 13, 2025	April 14, 2024
Integration and strategic initiatives	$276	$4,268	$1,691	$9,889
Costs of closed restaurants and other	1,927	773	2,768	1,632
Operating restaurant impairment charges	1,129	—	1,877	—
Accelerated depreciation	20	88	20	125
Gains on acquisition of restaurants	—	—	(6)	(2,357)
Losses on disposition of property and equipment, net	864	138	1,385	1,148
	$4,216	$5,267	$7,735	$10,437
Other operating expenses, net decreased $1.1 million in the quarter and $2.7 million on a year-to-date basis. For the quarter, the decrease was primarily due to the decrease of integration and strategic initiatives of $4.0 million, partially offset by $1.1 million of restaurant impairment charges. For the year-to-date period, the decrease was primarily due to the decrease of integration and strategic initiatives of $8.2 million, partially offset by a $2.4 million acquisition gain in the prior year and $1.9 million of restaurant impairment charges in the current year.
Gains and Losses on the Sale of Company-Operated Restaurants
For the year-to-date period in 2025, the Company sold 13 Del Taco company-operated restaurants, for which the Company recognized a net gain on the sale of company-operated restaurants of $2.8 million. For the year-to-date period in 2024, the net loss on the sale of company-operated restaurants of $1.3 million, was comprised of a $2.2 million impairment of assets held for sale related to a Del Taco refranchising transaction, partially offset by additional proceeds received in connection with the extension of franchise agreements and the resolution of certain contingencies related to the sale of restaurants in prior years.
Refer to Note 3, Summary of Refranchisings and Assets Held for Sale, of the notes to the condensed consolidated financial statements for additional information regarding these transactions.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 13, 2025	April 14, 2024	April 13, 2025	April 14, 2024
Interest expense	$18,705	$18,997	$43,692	$44,360
Interest income	(337)	(394)	(899)	(1,271)
Interest expense, net	$18,368	$18,603	$42,793	$43,089

Interest expense, net, decreased $0.2 million in the quarter and $0.3 million year-to-date as compared to the prior year. This decrease was primarily due to lower average borrowings, resulting in a decrease of $0.3 million and $0.7 million, respectively, in interest expense compared to the prior year. Partially offsetting this was a decrease in interest income of $0.4 million year-to-date due to lower investment balances compared to the prior year.
Income Taxes
For the second quarter and year-to-date fiscal year 2025, the Company recorded income tax benefits of $34.6 million and $20.2 million, respectively, resulting in effective tax rates of 19.5% and 15.7%, respectively. The effective tax rates for such periods differed from the U.S. statutory tax rate primarily due to non-deductible goodwill impairment and non-deductible losses from the market performance of insurance products used to fund certain non-qualified retirement plans.
For the second quarter and year-to-date fiscal year 2024, the Company recorded income tax expenses of $9.0 million and $23.2 million, respectively, resulting in effective tax rates of 26.5% and 26.7%, respectively. The effective tax rates for such periods differed from the U.S. statutory tax rate primarily due to non-deductible goodwill attributable to refranchising transactions and non-deductible officers’ compensation substantially offset by non-taxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans.

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of short-term and long-term liquidity and capital resources are cash flows from operations and borrowings available under our credit facility. Our cash requirements consist principally of working capital, general corporate needs, capital expenditures, income tax payments, debt service requirements, franchise tenant improvement allowance and incentive distributions, and obligations related to our benefit plans. We generally use available cash flows from operations to invest in our business, service our debt obligations and repurchase shares of our common stock.
As of April 13, 2025, the Company had $45.6 million of cash and restricted cash on its consolidated balance sheet and available borrowings of $96.5 million under our $150.0 million Variable Funding Notes. The Company continually assesses the optimal sources and uses of cash for our business. We review our balance sheet for any undervalued assets and pursue opportunities for capital sources, including the sale of our owned Jack in the Box properties and refranchising, primarily for Del Taco in the near term.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Year-to-date
	April 13, 2025	April 14, 2024
Total cash provided by (used in):
Operating activities	$68,890	$(6,021)
Investing activities	(32,471)	(55,854)
Financing activities	(44,994)	(75,055)
Net cash flows	$(8,575)	$(136,930)
Operating Activities. Operating cash flows increased $74.9 million compared with a year ago. This is primarily due to a favorable change in working capital of $92.1 million, partially offset by lower net income, when adjusted for non-cash items, of $17.2 million. The favorable change in working capital is primarily a result of $50.3 million paid in 2024 for fiscal 2023 income tax payments deferred in connection with the Southern California winter storm disaster declaration, $35.0 million received in the current year in connection with the a new supply chain contract, and $25.5 million paid in 2024 in connection with the Torrez settlement.

Investing Activities. Cash flows used in investing activities decreased by $23.4 million compared with a year ago primarily due to higher proceeds from the sale of property of $13.6 million, higher proceeds from the sale of Del Taco restaurants to franchisees of $3.7 million in the current year, death benefit proceeds received of $3.3 million in the current year, lower purchases of assets intended for sale or leaseback of $3.2 million in the current year, and lower purchases of property and equipment of $1.3 million in the current year.
Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	April 13, 2025	April 14, 2024
Restaurants:
Remodel / refresh programs	$5,555	$6,278
New restaurants	11,438	13,129
Restaurant facility expenditures	8,497	10,560
Restaurant information technology	20,674	12,491
	46,164	42,458
Corporate Services:
Information technology	1,382	6,566
Corporate facilities	223	62
	1,605	6,628

Total capital expenditures	$47,769	$49,086

Purchases of assets intended for sale or leaseback (exercising right of first refusal)	$8,827	$11,985
Capital expenditures decreased $1.3 million primarily due to a decrease in corporate technology spending due to the completion of our new enterprise resource planning software implementation last year as well as a decrease in restaurant facility expenditures. These decreases were partially offset by an increase in restaurant information technology related to the rollout of a new POS system for Jack in the Box company restaurants and investments in digital and other restaurant technology enhancements.
Sale of Company-Operated Restaurants — The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands):

	Year-to-date
	April 13, 2025	April 14, 2024
Number of Del Taco restaurants sold to franchisees	13	13
Total proceeds	$5,712	$1,989
For further information, see Note 3, Summary of Refranchisings and Assets Held for Sale, in the notes to the condensed consolidated financial statements.
Financing Activities. Cash flows used in financing activities decreased by $30.1 million compared with a year ago. The change is primarily due to a $35.0 million decrease in stock repurchases compared with a year ago, partially offset by a $6.0 million repayment in the current year on the Variable Funding Notes.
Repurchases of common stock — The Company repurchased 0.1 million shares of its common stock in fiscal 2025 for an aggregate cost of $5.0 million. As of April 13, 2025, there was $175.0 million remaining under share repurchase programs authorized by the Board of Directors which does not expire.
Dividends — Up through April 13, 2025, the Board of Directors declared two cash dividend of $0.44 per common share totaling $16.7 million. Jack in the Box announced on April 23, 2025, that it will discontinue its dividend effective immediately and direct a majority of those funds toward leverage reduction.

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
The Company also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. As of April 13, 2025, we did not have any outstanding borrowings and had available borrowing capacity of $96.5 million under our Variable Funding Notes, net of letters of credits issued of $53.5 million.
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
Restricted cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of April 13, 2025, the Company had restricted cash of $29.8 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-1 and A-2 Notes.
Covenants and restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of April 13, 2025, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
Revolving credit facility — In 2022, Del Taco had entered into a syndicated revolving credit facility with an aggregate principal amount of up to $75.0 million. The credit facility matured on February 28, 2025, and was not renewed.

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

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended April 13, 2025, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 13, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — In the second quarter of 2025, we did not repurchase any shares of our common stock. As of April 13, 2025, this leaves $175.0 million remaining under share repurchase programs authorized by the Board of Directors.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs (in thousands)
				$175,001
January 20, 2025 - February 16, 2025	—	$—	—	$175,001
February 17, 2025 - March 16, 2025	—	$—	—	$175,001
March 17, 2025 - April 13, 2025	—	$—	—	$175,001
Total	—		—

ITEM 3.        DEFAULTS OF SENIOR SECURITIES
None.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
During the three months ended April 13, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term in defined in Item 408(a) of Regulation S-K.

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
Dawn Hooper
Interim Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: May 14, 2025