Form 10-Q
period 2025-07-06
JACK IN THE BOX INC
filed 2025-08-06
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 6, 2025
or
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
Yes  ☐    No  ☑
As of the close of business July 30, 2025, 18,882,516 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	July 6, 2025	September 29, 2024
ASSETS
Current assets:
Cash	$38,014	$24,745
Restricted cash	30,097	29,422
Accounts and other receivables, net	88,472	83,567
Inventories	3,741	3,922
Prepaid expenses	10,921	13,126
Current assets held for sale	12,034	16,493
Other current assets	17,102	10,002
Total current assets	200,381	181,277
Property and equipment:
Property and equipment, at cost	1,322,662	1,278,530
Less accumulated depreciation and amortization	(866,112)	(848,491)
Property and equipment, net	456,550	430,039
Other assets:
Operating lease right-of-use assets	1,389,944	1,410,083
Intangible assets, net	10,068	10,515
Trademarks	105,600	283,500
Goodwill	136,026	161,209
Deferred tax assets	38,823	—
Other assets, net	258,699	259,006
Total other assets	1,939,160	2,124,313
	$2,596,091	$2,735,629
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$29,426	$35,880
Current operating lease liabilities	159,710	162,017
Accounts payable	57,343	69,494
Accrued liabilities	186,414	166,868
Total current liabilities	432,893	434,259
Long-term liabilities:
Long-term debt, net of current maturities	1,680,812	1,699,433
Long-term operating lease liabilities, net of current portion	1,260,670	1,286,415
Deferred tax liabilities	—	13,612
Other long-term liabilities	173,337	153,708
Total long-term liabilities	3,114,819	3,153,168
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 83,002,498 and 82,825,851 issued and outstanding, respectively	830	828
Capital in excess of par value	540,751	533,818
Retained earnings	1,763,410	1,866,660
Accumulated other comprehensive loss	(55,987)	(57,475)
Treasury stock, at cost, 64,120,270 and 63,996,399 shares, respectively	(3,200,625)	(3,195,629)
Total stockholders’ deficit	(951,621)	(851,798)
	$2,596,091	$2,735,629

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	July 6, 2025	July 7, 2024	July 6, 2025	July 7, 2024
Revenues:
Company restaurant sales	$140,931	$166,480	$484,829	$557,618
Franchise rental revenues	85,127	89,125	287,980	288,147
Franchise royalties and other	52,769	55,293	180,742	183,707
Franchise contributions for advertising and other services	54,160	58,273	185,570	192,544
	332,987	369,171	1,139,121	1,222,016
Operating costs and expenses, net:
Food and packaging	39,385	46,251	129,128	156,297
Payroll and employee benefits	50,982	57,917	171,528	185,025
Occupancy and other	29,164	32,365	97,692	106,773
Franchise occupancy expenses	59,213	57,989	197,604	187,704
Franchise support and other costs	4,815	3,853	14,916	12,907
Franchise advertising and other services expenses	55,447	60,444	190,191	200,201
Selling, general and administrative expenses	26,835	29,580	112,999	113,200
Depreciation and amortization	12,844	13,827	43,331	46,206
Pre-opening costs	1,359	851	3,467	1,918
Impairment of goodwill and intangible assets	6,326	162,624	209,556	162,624
Other operating expenses, net	5,683	5,641	13,418	16,343
Losses (gains) on the sale of company-operated restaurants	146	65	(2,630)	1,384
	292,199	471,407	1,181,200	1,190,582
Earnings (loss) from operations	40,788	(102,236)	(42,079)	31,434
Other pension and post-retirement expenses, net	1,342	1,579	4,472	5,264
Interest expense, net	17,925	18,402	60,718	61,491
Earnings (loss) before income taxes	21,521	(122,217)	(107,269)	(35,321)
Income tax (benefit) expense	(506)	83	(20,754)	23,316
Net earnings (loss)	$22,027	$(122,300)	$(86,515)	$(58,637)

Earnings (loss) per share:
Basic	$1.16	$(6.29)	$(4.54)	$(2.98)
Diluted	$1.15	$(6.26)	$(4.54)	$(2.96)

Cash dividends declared per common share	$—	$0.44	$0.88	$1.32

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	July 6, 2025	July 7, 2024	July 6, 2025	July 7, 2024
Net earnings (loss)	$22,027	$(122,300)	$(86,515)	$(58,637)
Other comprehensive income:
Actuarial gains and prior service costs reclassified to earnings	606	493	2,021	1,643
Tax effect	(160)	(130)	(533)	(434)
Other comprehensive income, net of taxes	446	363	1,488	1,209

Comprehensive income (loss)	$22,473	$(121,937)	$(85,027)	$(57,428)

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	July 6, 2025	July 7, 2024
Cash flows from operating activities:
Net loss	$(86,515)	$(58,637)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,331	46,206
Amortization of franchise tenant improvement allowances and incentives	5,063	3,967
Deferred finance cost amortization	3,668	3,722
Excess tax deficiency from share-based compensation arrangements	1,483	5
Deferred income taxes	(56,446)	(10,314)
Share-based compensation expense	6,812	11,018
Pension and post-retirement expense	4,472	5,264
Gains on cash surrender value of company-owned life insurance	(5,731)	(11,776)
(Gains) losses on the sale of company-operated restaurants	(2,630)	1,384
Gains on acquisition of restaurants	(6)	(2,357)
Losses on the disposition of property and equipment, net	1,983	1,675
Impairment charges	212,476	163,169
Changes in assets and liabilities:
Accounts and other receivables	(2,423)	17,385
Inventories	181	(262)
Prepaid expenses and other current assets	(5,180)	4,141
Operating lease right-of-use assets and lease liabilities	(13,560)	6,191
Accounts payable	(10,513)	(16,720)
Accrued liabilities	17,277	(114,100)
Pension and post-retirement contributions	(5,370)	(4,784)
Franchise tenant improvement allowance and incentive disbursements	(5,706)	(1,919)
Other	25,960	(3,995)
Cash flows provided by operating activities	128,626	39,263
Cash flows from investing activities:
Purchases of property and equipment	(70,293)	(67,193)
Purchases of assets intended for sale or leaseback	(8,827)	(18,575)
Proceeds from the sale of property and equipment	15,108	10,899
Proceeds from the sale and leaseback of assets	—	4,413
Acquisition of franchise-operated restaurants	(7,193)	—
Proceeds from the sale of company-operated restaurants	5,712	2,168
Other	3,303	—
Cash flows used in investing activities	(62,190)	(68,288)
Cash flows from financing activities:
Repayments of borrowings on revolving credit facilities	(6,000)	—
Principal repayments on debt	(22,399)	(22,288)
Dividends paid on common stock	(16,614)	(25,633)
Proceeds from issuance of common stock	2	2
Repurchases of common stock	(4,999)	(54,999)
Payroll tax payments for equity award issuances	(2,482)	(3,206)
Cash flows used in financing activities	(52,492)	(106,124)
Net increase (decrease) in cash and restricted cash	13,944	(135,149)
Cash and restricted cash at beginning of period	54,167	185,907
Cash and restricted cash at end of period	$68,111	$50,758

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 29, 2024	82,826	$828	$533,818	$1,866,660	$(57,475)	$(3,195,629)	$(851,798)
Shares issued under stock plans, including tax benefit	145	1	—	—	—	—	1
Share-based compensation	—	—	3,689	—	—	—	3,689
Dividends declared	—	—	61	(8,369)	—	—	(8,308)
Purchases of treasury stock	—	—	—	—	—	(4,996)	(4,996)
Net earnings	—	—	—	33,686	—	—	33,686
Other comprehensive income	—	—	—	—	595	—	595
Balance at January 19, 2025	82,971	$829	$537,568	$1,891,977	$(56,880)	$(3,200,625)	$(827,131)
Shares issued under stock plans, including tax benefit	28	1	—	—	—	—	1
Share-based compensation	—	—	996	—	—	—	996
Dividends declared	—	—	60	(8,366)	—	—	(8,306)
Net loss	—	—	—	(142,228)	—	—	(142,228)
Other comprehensive income	—	—	—	—	447	—	447
Balance at April 13, 2025	82,999	$830	$538,624	$1,741,383	$(56,433)	$(3,200,625)	$(976,221)
Shares issued under stock plans, including tax benefit	3	—		—	—	—	—
Share-based compensation	—	—	2,127	—	—	—	2,127
Net earnings	—	—	—	22,027	—	—	22,027
Other comprehensive income	—	—	—	—	446	—	446
Balance at July 6, 2025	83,002	$830	$540,751	$1,763,410	$(55,987)	$(3,200,625)	$(951,621)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 1, 2023	82,646	$826	$520,076	$1,937,598	$(51,790)	$(3,125,037)	$(718,327)
Shares issued under stock plans, including tax benefit	107	1	—	—	—	—	1
Share-based compensation	—	—	4,820	—	—	—	4,820
Dividends declared	—	—	74	(8,726)	—	—	(8,652)
Purchases of treasury stock	—	—	—	—	—	(25,166)	(25,166)
Net earnings	—	—	—	38,683	—	—	38,683
Other comprehensive income	—	—	—	—	484	—	484
Balance at January 21, 2024	82,753	$827	$524,970	$1,967,555	$(51,306)	$(3,150,203)	$(708,157)
Shares issued under stock plans, including tax benefit	23	1	—	—	—	—	1
Share-based compensation	—	—	3,841	—	—	—	3,841
Dividends declared	—	—	76	(8,591)	—	—	(8,515)
Purchases of treasury stock	—	—	—	—	—	(15,133)	(15,133)
Net earnings	—	—	—	24,980	—	—	24,980
Other comprehensive income	—	—	—	—	362	—	362
Balance at April 14, 2024	82,776	$828	$528,887	$1,983,944	$(50,944)	$(3,165,336)	$(702,621)
Shares issued under stock plans, including tax benefit	43	—		—	—	—	—
Share-based compensation	—	—	2,357	—	—	—	2,357
Dividends declared	—	—	60	(8,526)	—	—	(8,466)
Purchases of treasury stock	—	—	—	—	—	(15,146)	(15,146)
Net loss	—	—	—	(122,300)	—	—	(122,300)
Other comprehensive income	—	—	—	—	363	—	363
Balance at July 7, 2024	82,819	$828	$531,304	$1,853,118	$(50,581)	$(3,180,482)	$(845,813)

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
As of July 6, 2025, there were 142 company-operated and 2,026 franchise-operated Jack in the Box restaurants and 132 company-operated and 453 franchise-operated Del Taco restaurants.
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
Fiscal year — The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Both fiscal years 2025 and 2024 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2025 and 2024 refer to the 12 weeks (“quarter”) and 40 weeks (“year-to-date”) ended July 6, 2025 and July 7, 2024, respectively, unless otherwise indicated.
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
Contributions made by the Company are included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of earnings (loss). For the year-to-date periods in 2025 and 2024, consolidated advertising costs were $25.8 million and $26.4 million, respectively.
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
The following table summarizes the activity in the allowance for doubtful accounts (in thousands):

	Year-to-date
	July 6, 2025	July 7, 2024
Balance as of beginning of period	$(4,512)	$(4,146)
Provision for expected credit losses	(2,361)	(233)
Write-offs charged against the allowance	1,234	6
Balance as of end of period	$(5,639)	$(4,373)

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
Our impairment analyses first includes a qualitative assessment to determine whether events or circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Significant factors considered in this assessment include, but are not limited to, macro-economic conditions, market and industry conditions, cost considerations, the competitive environment, share price fluctuations, overall financial performance, and results of past impairment tests. If the qualitative factors indicate that it is more likely than not that the fair value is less than the carrying value, we perform a quantitative impairment test. Refer also to Note 5, Goodwill and Intangible Assets, Net, in the notes to the condensed consolidated financial statements for results of these tests and for additional information.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Disaggregation of revenue — The following table disaggregates revenue by segment and primary source for the periods ended July 6, 2025 (in thousands):

	Quarter			Year-to-date
	Jack in the Box	Del Taco	Total	Jack in the Box	Del Taco	Total
Company restaurant sales	$94,112	$46,819	$140,931	$322,962	$161,867	$484,829
Franchise rental revenues	76,538	8,589	85,127	260,254	27,726	287,980
Franchise royalties	43,078	7,469	50,547	148,208	25,054	173,262
Marketing fees	43,011	6,465	49,476	147,611	21,398	169,009
Technology and sourcing fees	4,136	548	4,684	14,396	2,165	16,561
Franchise fees and other services	1,526	696	2,222	5,765	1,715	7,480
Total revenue	$262,401	$70,586	$332,987	$899,196	$239,925	$1,139,121
The following table disaggregates revenue by segment and primary source for the periods ended July 7, 2024 (in thousands):

	Quarter			Year-to-date
	Jack in the Box	Del Taco	Total	Jack in the Box	Del Taco	Total
Company restaurant sales	$100,355	$66,125	$166,480	$331,339	$226,279	$557,618
Franchise rental revenues	82,154	6,971	89,125	267,350	20,797	288,147
Franchise royalties	46,490	7,287	53,777	153,227	24,055	177,282
Marketing fees	46,412	6,084	52,496	153,055	19,843	172,898
Technology and sourcing fees	5,006	771	5,777	15,905	3,741	19,646
Franchise fees and other services	1,332	184	1,516	5,475	950	6,425
Total revenue	$281,749	$87,422	$369,171	$926,351	$295,665	$1,222,016
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
A summary of significant changes in contract liabilities is presented below (in thousands):

	Year-to-date
	July 6, 2025	July 7, 2024
Deferred franchise and development fees at beginning of period	$51,990	$50,471
Revenue recognized	(4,656)	(4,490)
Additions	2,001	4,243
Deferred franchise and development fees at end of period	$49,335	$50,224
As of July 6, 2025, approximately $8.8 million of development fees related to unopened restaurants are included in deferred revenue. Timing of revenue recognition for development fees related to unopened restaurants is dependent upon the timing of restaurant openings and are recognized over the franchise term at the date of opening.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied as of July 6, 2025 (in thousands):

Remainder of 2025	$1,222
2026	5,021
2027	4,693
2028	4,084
2029	3,472
Thereafter	22,080
$40,572
The Company has applied the optional exemption, as provided for under ASC Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

3.SUMMARY OF REFRANCHISINGS AND ASSETS HELD FOR SALE
Refranchisings — The following table summarizes the number of restaurants sold to franchisees and the loss or gain recognized (dollars in thousands):

	Quarter		Year-to-date
	July 6, 2025	July 7, 2024	July 6, 2025	July 7, 2024
Restaurants sold to Del Taco franchisees	—	—	13	13

Proceeds from the sale of company-operated restaurants (1)	$—	$178	$5,712	$2,168
Net assets sold (primarily property and equipment)	—	41	(1,827)	(567)
Goodwill related to the sale of company-operated restaurants	—	—	(461)	(105)
Franchise fees	—	—	(364)	(454)
Sublease liabilities, net	—	—	—	(140)
Lease termination	—	—	(217)	—
Other (2)	(146)	(284)	(213)	(2,286)
Gain (loss) on the sale of company-operated restaurants	$(146)	$(65)	$2,630	$(1,384)
____________________________
(1)Amounts in 2025 and 2024 reflect proceeds from sale of restaurants. Amounts in 2024 also include additional proceeds received in connection with the extension of franchise and lease agreements from the sale of restaurants in prior years.
(2)Amount in 2024 includes a $2.2 million impairment of assets related to a Del Taco refranchising transaction that closed in the second quarter of 2024.
Assets held for sale — Assets classified as held for sale on our condensed consolidated balance sheets as of July 6, 2025 and September 29, 2024 have carrying amounts of $12.0 million and $16.5 million, respectively. These amounts relate to i) company-owned restaurants to be refranchised, ii) operating restaurant properties which we intend to sell to franchisees and/or sell and leaseback with a third party, and iii) closed restaurant properties which we are marketing for sale.

4.FRANCHISE ACQUISITIONS
Franchise acquisitions — During the third quarter of 2025, the Company acquired 18 Del Taco franchise restaurants for $7.2 million, and recognized related goodwill of $6.3 million. During the first quarter of 2024, the Company acquired 9 Del Taco franchise restaurants for $86 thousand as part of two separate transactions, and recognized related gains of $2.4 million.
The gains related to the 2024 acquisitions are recorded in “Other operating expenses, net” in the accompanying condensed consolidated statements of earnings (loss). The Company did not acquire any Jack in the Box or Del Taco franchise restaurants in the second or third quarters of 2024, nor in the first or second quarters of 2025. For further information, see Note 8, Other Operating Expenses, Net, in the notes to the condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the number of restaurants acquired from franchisees and the gains recognized (dollars in thousands):

	Quarter		Year-to-date
	July 6, 2025	July 7, 2024	July 6, 2025	July 7, 2024
Restaurants acquired from Del Taco franchisees	18	—	18	9

Purchase price (1)	$7,193	$—	$7,193	$86
Closing and acquisition costs	—	—	—	43
Property and equipment	(5,010)	—	(5,010)	(3,612)
Intangible assets	(165)	—	(165)	(167)
Operating lease right-of-use assets	(9,299)	—	(9,299)	(3,211)
Operating lease liabilities	13,606	—	13,606	4,505
Goodwill recorded on franchise acquisitions	$6,326	$—	$6,326	$—
Gain on the franchise acquisitions	$—	$—	$—	$(2,357)
____________________________
(1)Fiscal year 2024 amount is comprised of outstanding receivables from franchisee forgiven upon acquisition.
We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3).

5.GOODWILL AND INTANGIBLE ASSETS, NET
The changes in the carrying amount of goodwill during the year-to-date period ended July 6, 2025 was as follows (in thousands):

	Jack in the Box	Del Taco	Total
Goodwill	$135,827	$188,006	$323,833
Accumulated impairment losses	—	(162,624)	(162,624)
Balance at September 29, 2024	$135,827	$25,382	$161,209
Impairment of goodwill	—	(31,656)	(31,656)
Acquisition of Del Taco company-operated restaurants	—	6,326	6,326
Reclassified from (to) assets held for sale	199	(52)	147
Goodwill	136,026	194,280	330,306
Accumulated impairment losses	—	(194,280)	(194,280)
Balance at July 6, 2025	$136,026	$—	$136,026
During the third quarter of the prior year, the Company had identified triggering events that indicated the goodwill allocated to the Del Taco reporting unit might be impaired. As a result, the Company performed a quantitative test over the Del Taco reporting unit, noting that the fair value of the reporting unit was less than the carrying value, which resulted in an impairment of goodwill of $162.6 million in the third quarter of 2024.
During the second quarter of 2025, the Company had identified additional triggering events that indicated the goodwill allocated to the Del Taco reporting unit might be further impaired, including i) continued negative trend in Del Taco same store sales, ii) unfavorable changes in the economic environment specifically impacting our industry, including inflation and interest rates, iii) the potential for a divestment of Del Taco, and iv) a sustained lower share price. As a result, the Company performed a quantitative test over the Del Taco reporting unit, noting that the fair value of the reporting unit was less than the carrying value, which resulted in an impairment of goodwill of $25.3 million in the second quarter of 2025. The valuation used a blended approach with a discounted cash flow analysis in conjunction with a market approach. Assumptions and estimates used in determining fair value include future revenues, operating costs, new store openings, capital expenditures, a discount rate that approximates the Company’s weighted average cost of capital and a selection of comparable companies. The Company determined that there was no such triggering event for the Jack in the Box reporting unit.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
As a result of the franchisee acquisition during the third quarter of 2025, the Company recognized additional goodwill of $6.3 million. This additional goodwill was fully impaired based on the results of the quantitative impairment analysis performed in the second quarter of 2025.
During the second quarter of 2025, the Company also performed a quantitative analysis over its indefinte-lived intangible trademark asset and as a result, the Company recorded impairment of $177.9 million on the Del Taco trademark asset as noted below. During the third quarter of 2025, the Company performed a qualitative analysis over its indefinte-lived intangible trademark asset, noting no further impairment was deemed necessary.
The changes in the carrying amount of the Del Taco indefinite-lived trademark during the year-to-date period ended July 6, 2025 was as follows (in thousands):

Balance at September 29, 2024	$283,500
Impairment of trademark	(177,900)
Balance at July 6, 2025	$105,600
The net carrying amounts of definite-lived intangible assets are as follows (in thousands):

	July 6, 2025			September 29, 2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived intangible assets:
Sublease assets	$2,671	$(805)	$1,866	$2,671	$(620)	$2,051
Franchise contracts	9,700	(1,803)	7,897	9,700	(1,389)	8,311
Reacquired franchise rights	629	(324)	305	464	(311)	153
	$13,000	$(2,932)	$10,068	$12,835	$(2,320)	$10,515
The following table summarizes, as of July 6, 2025, the estimated amortization expense for each of the next five fiscal years and thereafter (in thousands):

Remainder of 2025	$184
2026	797
2027	812
2028	761
2029	699
Thereafter	6,815
$10,068

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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents rental income for the periods presented (in thousands):

	Quarter		Year-to-date
	July 6, 2025	July 7, 2024	July 6, 2025	July 7, 2024
Operating lease income - franchise	$60,645	$59,767	$201,799	$197,461
Variable lease income - franchise	24,008	28,618	85,157	89,339
Amortization of sublease assets and liabilities, net	474	740	1,024	1,347
Franchise rental revenues	$85,127	$89,125	$287,980	$288,147

Operating lease income - closed restaurants and other (1)	$1,802	$1,755	$6,194	$5,926
____________________________
(1)Includes closed restaurant properties included in “Other operating expenses, net” in our condensed consolidated statements of earnings (loss).

7.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements as of July 6, 2025:
Non-qualified deferred compensation plan (1)	$17,790	$17,790	$—	$—
Total liabilities at fair value	$17,790	$17,790	$—	$—
Fair value measurements as of September 29, 2024:
Non-qualified deferred compensation plan (1)	$18,481	$18,481	$—	$—
Total liabilities at fair value	$18,481	$18,481	$—	$—
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
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of July 6, 2025 and September 29, 2024 (in thousands):

	July 6, 2025		September 29, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Series 2019 Class A-2 Notes	$694,188	$673,719	$699,625	$684,875
Series 2022 Class A-2 Notes	$1,028,500	$951,671	$1,045,000	$975,507
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.OTHER OPERATING EXPENSES, NET
Other operating expenses, net in the accompanying condensed consolidated statements of earnings (loss) is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 6, 2025	July 7, 2024	July 6, 2025	July 7, 2024
Integration and strategic initiatives (1)	$2,057	$4,723	$3,748	$14,612
Costs of closed restaurants and other (2)	1,917	160	4,684	1,792
Operating restaurant impairment charges (3)	1,058	136	2,935	136
Accelerated depreciation	54	95	74	485
Gains on acquisition of restaurants (4)	—	—	(6)	(2,357)
Losses on disposition of property and equipment, net (5)	597	527	1,983	1,675
Other operating expenses, net	$5,683	$5,641	$13,418	$16,343
____________________________
(1)Integration and strategic initiatives mainly relate to the integration of Del Taco in both years, as well as strategic consulting fees in 2024.
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
(5)In 2024, loss on disposition of property and equipment primarily related to the lease termination and early closures of Del Taco restaurants. In 2025, the amount is primarily related to reimage projects.

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
Beginning in 2025, the Company’s measure of segment profit was updated to exclude all of the following items: depreciation and amortization, net other operating expenses, net company-owned life insurance (“COLI”) gains, (gains) losses on the sale of company-operated restaurants, net amortization of favorable and unfavorable leases and subleases, amortization of franchise tenant improvement allowances and other, and amortization of cloud-computing costs. Amounts in fiscal year 2024 have been adjusted to reflect the current presentation.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides information related to our operating segments in each period (in thousands):

	Quarter		Year-to-date
	July 6, 2025	July 7, 2024	July 6, 2025	July 7, 2024
Revenues by segment:
Jack in the Box restaurant operations	$262,401	$281,749	$899,196	$926,351
Del Taco restaurant operations	70,586	87,422	239,925	295,665
Consolidated revenues	$332,987	$369,171	$1,139,121	$1,222,016
Segment profit reconciliation:
Jack in the Box segment profit	$73,734	$88,561	$268,501	$294,451
Del Taco segment profit	6,063	9,641	21,388	32,835
Shared services and unallocated costs	(18,169)	(19,096)	(64,556)	(70,528)
Total segment profit	$61,628	$79,106	$225,333	$256,758
Depreciation and amortization	12,844	13,827	43,331	46,206
Other operating expense, net	5,683	5,641	13,418	16,343
Net COLI gains	(6,062)	(3,223)	(3,264)	(9,289)
Impairment of goodwill and intangible assets	6,326	162,624	209,556	162,624
Losses (gains) on the sale of company-operated restaurants	146	65	(2,630)	1,384
Amortization of favorable and unfavorable leases and subleases, net	(129)	192	(6)	423
Amortization of franchise tenant improvement allowances and other	1,579	1,429	5,063	3,967
Amortization of cloud-computing costs	453	787	1,944	3,666
Earnings (loss) from operations	$40,788	$(102,236)	$(42,079)	$31,434
The Company does not evaluate, manage or measure performance of segments using asset, pension or post-retirement expense, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.

10.INCOME TAXES
For the third quarter of and year-to-date of fiscal year 2025, the Company recorded income tax benefits of $0.5 million and $20.8 million, respectively, resulting in effective tax rates of (2.4%) and 19.3%, respectively. The effective tax rates for such periods differed from the U.S. statutory tax rate primarily due to non-deductible goodwill impairment partially offset by non-taxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans.
For the third quarter of and year-to-date of fiscal year 2024, the Company recorded income tax expenses of $0.1 million and $23.3 million, respectively, resulting in effective tax rates of (0.1%) and (66.0%), respectively. The effective tax rates for such periods differed from the U.S. statutory tax rate primarily due to the impairment of non-deductible goodwill, partially offset by the reversal of state deferred tax liabilities on basis difference of investments in subsidiaries and non-taxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans.
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
On July 4, 2025, H.R.1 (the “One Big Beautiful Bill Act”) was enacted into law. The Company is continuing to evaluate the potential implications of the legislation. Based on its preliminary assessment, the Company did not identify any material impacts to its provision for income taxes in the period of enactment.

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
Future cash flows — The Company’s policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was no minimum contribution funding requirement for the Qualified Plan. Details regarding 2025 contributions are as follows (in thousands):

	SERP	Post-Retirement Healthcare Plans
Net year-to-date contributions	$4,361	$1,009
Remaining estimated net contributions during fiscal 2025	$764	$130
The Company continues to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and the economic environment. The Company does not anticipate making any contributions to our Qualified Plan in fiscal 2025.

12.STOCKHOLDERS EQUITY AND REPURCHASES OF COMMON STOCK
Repurchases of common stock — The Company repurchased 0.1 million shares of its common stock in the year-to-date period ended July 6, 2025 for an aggregate cost of $5.0 million, including applicable excise tax. As of July 6, 2025, there was $175.0 million remaining under share repurchase programs authorized by the Board of Directors which does not expire.
Dividends — Through July 6, 2025, the Board of Directors declared two cash dividends of $0.44 per common share totaling $16.7 million. Future dividends are discontinued and the Company will direct a majority of those funds toward debt reductions.
Stockholder Rights Plan — On July 1, 2025, the Board of Directors adopted a limited-duration stockholder rights plan and declared a dividend of one right (a “Right”) for each outstanding share of the Company’s common stock held of record at the close of business on July 14, 2025. The Rights will generally become exercisable if a person or group acquires beneficial ownership of 12.5% or more of the outstanding shares of the Company’s common stock, subject to certain exceptions (including an exception for existing persons who own in excess of such triggering percentage and do not acquire additional shares of the Company’s common stock). If the Rights become exercisable, all holders of Rights (other than the triggering person or group) will be entitled to purchase shares of the Company’s common stock at a 50% discount to the then-current market price or the Company may exchange each Right held by such holders for one share of the Company’s common stock. The terms of the Rights are set forth in the Stockholder Protection Rights Agreement, dated as of July 1, 2025, by and between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agreement”). The Rights will expire on July 1, 2026, unless the Rights are earlier redeemed, or the Rights Agreement is terminated, by the Board of Directors.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13.WEIGHTED AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	July 6, 2025	July 7, 2024	July 6, 2025	July 7, 2024
Weighted-average shares outstanding – basic	19,061	19,454	19,051	19,690
Effect of potentially dilutive securities:
Nonvested stock awards and units	41	74	—	133
Performance share awards	50	13	—	13
Weighted-average shares outstanding – diluted	19,152	19,541	19,051	19,836
Excluded from diluted weighted-average shares outstanding:
Antidilutive	559	257	469	22
Performance conditions not satisfied at the end of the period	184	136	233	136

14.COMMITMENTS AND CONTINGENCIES
Legal matters — The Company assesses contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of July 6, 2025, the Company had accruals of $18.8 million for all of its legal matters in aggregate, presented within “Accrued liabilities” on our condensed consolidated balance sheet. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure and the ultimate amount of loss may differ materially from these estimates in the near term.
Gessele v. Jack in the Box Inc. — In August 2010, five former Jack in the Box employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that Jack in the Box failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. The parties participated in a voluntary mediation on March 16, 2020, but the matter did not settle. On October 24, 2022, a jury awarded plaintiffs approximately $6.4 million in damages and penalties. The Company continues to dispute liability and the damage award and both parties have filed appeals of the verdict. As of July 6, 2025, the Company has accrued the verdict amount above, as well as estimated prejudgment and post-judgment interest and fee award, for an additional $9.9 million. These amounts are included within “Accrued liabilities” on our condensed consolidated balance sheet as of July 6, 2025. The Company will continue to accrue for post-judgment interest until the matter is resolved.
J&D Restaurant Group — On April 17, 2019, the trustee for a bankrupt former franchisee filed a complaint generally alleging the Company wrongfully terminated the franchise agreements and unreasonably denied two prospective purchasers the former franchisee presented. The parties participated in a mediation in April 2021, and again in December 2022, but the matter did not settle. The trial commenced on January 9, 2023 and on February 8, 2023, the jury returned a verdict finding the Company had not breached any contracts in terminating the franchise agreements or denying the proposed buyers. However, while the jury also found the Company had not violated the California Unfair Practices Act, it found for the plaintiff on the claim for breach of implied covenant of good faith and fair dealing, and awarded $8.0 million in damages. On May 9, 2023, the court granted the Company’s post-trial motion, overturning the jury verdict and ordering the plaintiff take nothing on its claims. As a result, the Company reversed the prior $8.0 million accrual. The Plaintiff has appealed the trial court’s post-trial rulings. As part of the appeal, the parties participated in a mediation on March 18, 2025. The matter did not settle, and as of July 6, 2025, the Company has accrued an amount commensurate with attempts to resolve the claims on its condensed consolidated balance sheet. The parties are currently awaiting the appellate court’s ruling.

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
Lease guarantees — We remain contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of July 6, 2025, the maximum potential liability of future undiscounted payments under these leases is approximately $18.7 million. The lease terms extend for a maximum of approximately 13 more years and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.

15.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	July 6, 2025	July 7, 2024
Non-cash investing and financing transactions:
Increase (decrease) in obligations for purchases of property and equipment	$2,648	$(3,825)
Increase in dividends accrued or converted to common stock equivalents	$121	$210
Right-of use assets obtained in exchange for operating lease obligations	$120,202	$165,200

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16.SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	July 6, 2025	September 29, 2024
Accounts and other receivables, net:
Trade	$86,051	$71,306
Notes receivable, current portion	1,922	2,036
Income tax receivable	319	819
Other	5,819	13,918
Allowance for doubtful accounts	(5,639)	(4,512)
	$88,472	$83,567
Property and equipment, net:
Land	$93,255	$93,950
Buildings	963,903	963,699
Restaurant and other equipment	202,325	171,436
Construction in progress	63,179	49,445
	1,322,662	1,278,530
Less accumulated depreciation and amortization	(866,112)	(848,491)
	$456,550	$430,039
Other assets, net:
Company-owned life insurance policies	$132,113	$129,685
Franchise tenant improvement allowance	39,444	41,502
Deferred rent receivable	39,600	41,284
Notes receivable, less current portion	9,875	11,249
Other	37,667	35,286
	$258,699	$259,006
Accrued liabilities:
Income tax liabilities	$778	$778
Payroll and related taxes	35,136	38,112
Legal accruals	18,750	16,220
Insurance	28,034	27,982
Sales and property taxes	18,955	26,107
Deferred rent income	17,949	—
Advertising	2,225	4,698
Deferred franchise and development fees	6,453	6,674
Other	58,134	46,297
	$186,414	$166,868
Other long-term liabilities:
Defined benefit pension plans	$49,748	$51,973
Deferred franchise and development fees	42,882	45,316
Other	80,707	56,419
	$173,337	$153,708

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2025 and 2024 each include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2025 and 2024 refer to the 12 weeks (“quarter”) ended July 6, 2025 and July 7, 2024, respectively, unless otherwise indicated.
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
OVERVIEW
Our Business
Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® and Del Taco® quick-service restaurants. As of July 6, 2025, we operated and franchised 2,168 Jack in the Box quick-service restaurants, primarily in the western and southern United States, including two in Guam and three in Mexico, and 585 Del Taco quick-service restaurants across 17 states.
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

RESULTS OF OPERATIONS
The following tables summarize changes in same-store sales for Jack in the Box and Del Taco company-operated, franchised, and system restaurants:

	Quarter		Year-to-date
Jack in the Box:	July 6, 2025	July 7, 2024	July 6, 2025	July 7, 2024
Company	(6.4%)	0.1%	(3.3%)	0.6%
Franchise	(7.2%)	(2.4%)	(3.3%)	(1.3%)
System	(7.1%)	(2.2%)	(3.3%)	(1.1%)

	Quarter		Year-to-date
Del Taco:	July 6, 2025	July 7, 2024	July 6, 2025	July 7, 2024
Company	(2.2%)	(3.5%)	(2.2%)	(0.9%)
Franchise	(2.7%)	(4.1%)	(4.1%)	(0.7%)
System	(2.6%)	(3.9%)	(3.7%)	(0.8%)
The following tables summarize year-to-date changes in the number and mix of company and franchise restaurants for our two brands:

	2025			2024
Jack in the Box:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	150	2,041	2,191	142	2,044	2,186
New	3	13	16	2	11	13
Closed	(11)	(28)	(39)	—	(4)	(4)
End of period	142	2,026	2,168	144	2,051	2,195
% of system	7%	93%	100%	7%	93%	100%

	2025			2024
Del Taco:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	133	461	594	171	421	592
New	1	9	10	2	10	12
Acquired from franchisees	18	(18)	—	9	(9)	—
Refranchised	(13)	13	—	(13)	13	—
Closed	(7)	(12)	(19)	(4)	(3)	(7)
End of period	132	453	585	165	432	597
% of system	23%	77%	100%	28%	72%	100%

The following tables summarize restaurant sales for company-operated, franchised, and systemwide sales for our two brands (in thousands):

	Quarter		Year-to-date
Jack in the Box:	July 6, 2025	July 7, 2024	July 6, 2025	July 7, 2024
Company-operated restaurant sales	$94,112	$100,355	$322,962	$331,339
Franchised restaurant sales (1)	863,706	931,303	2,961,662	3,069,318
Systemwide sales (1)	$957,818	$1,031,658	$3,284,624	$3,400,657

	Quarter		Year-to-date
Del Taco:	July 6, 2025	July 7, 2024	July 6, 2025	July 7, 2024
Company-operated restaurant sales	$46,819	$66,125	$161,867	$226,279
Franchised restaurant sales (1)	165,951	157,231	548,830	510,561
Systemwide sales (1)	$212,770	$223,356	$710,697	$736,840
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

Jack in the Box Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Quarter				Year-to-date
	July 6, 2025		July 7, 2024		July 6, 2025		July 7, 2024
Company restaurant sales	$94,112		$100,355		$322,962		$331,339
Company restaurant costs:
Food and packaging	$26,949	28.6%	$29,352	29.2%	$88,076	27.3%	$97,099	29.3%
Payroll and employee benefits	$32,465	34.5%	$32,421	32.3%	$109,171	33.8%	$103,404	31.2%
Occupancy and other	$17,840	19.0%	$17,464	17.4%	$59,184	18.3%	$55,941	16.9%
Company restaurant sales decreased $6.2 million, or 6.2% for the quarter, and $8.4 million, or 2.5% year-to-date, compared to the prior year. The following table presents the approximate impact of changes in AUVs and the number of restaurants on company restaurant sales (in millions):

	Quarter	Year-to-date
	July 6, 2025	July 6, 2025
AUV decrease	$(6.5)	$(13.6)
Change in the average number of restaurants	0.2	5.3
Other	0.1	(0.1)
Total change in company restaurant sales	$(6.2)	$(8.4)

Same-store sales at company-operated restaurants decreased 6.4% in the quarter and by 3.3% year-to-date compared to a year ago. The following table summarizes the change versus a year ago:

	Quarter		Year-to-date
	July 6, 2025	July 7, 2024	July 6, 2025	July 7, 2024
Average check (1)	0.2%	4.0%	2.5%	3.6%
Transactions	(6.6%)	(3.9%)	(5.8%)	(3.0%)
Change in same-store sales	(6.4%)	0.1%	(3.3%)	0.6%
____________________________
(1)Includes price increases of approximately 2.3% in the quarter and 3.8% year-to-date.
Food and packaging costs, as a percentage of company restaurant sales, decreased 0.6% in the quarter, and 2.0% year-to-date compared to the prior year, due mainly to a 0.9% and 2.0% benefit, respectively, from a new beverage contract with funding retroactive to January 1, 2024, as well as menu price increases, partially offset by commodity inflation and unfavorable menu item mix. Commodity inflation was 4.0% in the quarter, and 3.3% year-to-date, with the greatest impacts for the quarter in beef, poultry, and eggs, and the greatest impacts for the year-to-date period in beef, beverages, eggs, and poultry.
Payroll and employee benefit costs, as a percentage of company restaurant sales, increased 2.2% in the quarter, and 2.6% year-to-date compared to the prior year. During the quarter and on a year-to-date basis, increases were primarily due to additional FUTA taxes in California as well as wage inflation. The increases were partially offset by a decrease in incentive compensation due to lower achievement levels compared to the prior year. Labor inflation was approximately 1.5% in the quarter and 9.5% year-to-date. The year-to-date inflation was primarily due to the wage increases required in California effective April 1, 2024 under AB 1228.
Occupancy and other costs, as a percentage of company restaurant sales, increased 1.6% in the quarter, and 1.4% year-to-date compared to the prior year. The increases on both a quarter-to-date and year-to-date basis were primarily due to sales deleverage, higher rent, utilities, and other operating costs including delivery fees.

Jack in the Box Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	July 6, 2025	July 7, 2024	July 6, 2025	July 7, 2024
Franchise rental revenues	$76,538	$82,154	$260,254	$267,350

Royalties	43,078	46,490	148,208	153,227
Franchise fees and other	1,526	1,332	5,765	5,475
Franchise royalties and other	44,604	47,822	153,973	158,702
Franchise contributions for advertising and other services	47,147	51,419	162,007	168,960
Total franchise revenues	$168,289	$181,395	$576,234	$595,012

Franchise occupancy expenses	$50,829	$51,055	$169,898	$167,092
Franchise support and other costs	3,314	2,894	9,813	9,399
Franchise advertising and other services expenses	47,994	52,810	165,015	174,706
Total franchise costs	$102,137	$106,759	$344,726	$351,197
Franchise costs as a percentage of total franchise revenues	60.7%	58.9%	59.8%	59.0%

Average number of franchise restaurants	2,026	2,036	2,028	2,037
% decrease	(0.5)%		(0.4)%
Franchised restaurant sales	$863,706	$931,303	$2,961,662	$3,069,318
Franchised restaurant AUVs	$426	$457	$1,460	$1,507
Royalties as a percentage of total franchised restaurant sales	5.0%	5.0%	5.0%	5.0%
Franchise rental revenues decreased $5.6 million, or 6.8% in the quarter, and $7.1 million, or 2.7% year-to-date, compared to the prior year. Decreases in both periods were primarily due to lower percentage rent of $6.8 million and $12.7 million, respectively, partially offset by lease termination fees of $1.8 million and $5.2 million, respectively, and year-to-date higher pass through property tax revenue of $1.2 million.
Franchise royalties and other decreased $3.2 million, or 6.7% in the quarter, and $4.7 million, or 3.0% year-to-date compared to the prior year primarily due to lower royalty income driven by lower sales.
Franchise contributions for advertising and other services revenues decreased $4.3 million, or 8.3% in the quarter and $7.0 million, or 4.1% year-to-date, as compared to the prior year due mainly to lower sales driving marketing contributions lower by $3.4 million and $5.4 million, respectfully.
Franchise occupancy expenses, primarily rent, decreased $0.2 million, or 0.4% in the quarter and increased $2.8 million, or 1.7% year-to-date compared to the prior year. On a year-to-date basis, the increase was driven by higher pass through property tax expense and common area maintenance costs of $1.8 million and higher operating lease costs of $1.4 million.
Franchise support and other costs increased $0.4 million, or 14.5% and $0.4 million, or 4.4% year-to-date compared to the prior year.
Franchise advertising and other service expenses decreased $4.8 million, or 9.1% in the quarter, and $9.7 million or 5.5% year-to-date compared to the prior year. The decrease is primarily due to lower sales driving lower marketing expenses, as well as lower franchise IT support costs.

Del Taco Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Quarter				Year-to-date
	July 6, 2025		July 7, 2024		July 6, 2025		July 7, 2024
Company restaurant sales	$46,819		$66,125		$161,867		$226,279
Company restaurant costs:
Food and packaging	$12,435	26.6%	$16,898	25.6%	$41,052	25.4%	$59,198	26.2%
Payroll and employee benefits	$18,517	39.6%	$25,495	38.6%	$62,357	38.5%	$81,621	36.1%
Occupancy and other	$11,324	24.2%	$14,901	22.5%	$38,508	23.8%	$50,832	22.5%
Company restaurant sales decreased $19.3 million or 29.2% in the quarter and $64.4 million or 28.5% year-to-date compared to the prior year primarily due to the refranchising of 47 company-operated restaurants since the third quarter of 2024 and decreases in same-store sales compared to the prior year. The following table presents the approximate impact of changes in AUVs and the number of restaurants on company restaurant sales for each respective period on company restaurant sales (in millions):

	Quarter	Year-to-date
	July 6, 2025	July 6, 2025
AUV decrease	$(0.8)	$(0.9)
Change in the average number of restaurants	(18.3)	(63.0)
Other	(0.2)	(0.5)
Total change in company restaurant sales	$(19.3)	$(64.4)
Same-store sales at company-operated restaurants decreased 2.2% in both the quarter and year-to-date periods compared to a year ago. The following table summarizes the change versus a year ago:

	Quarter		Year-to-date
	July 6, 2025	July 7, 2024	July 6, 2025	July 7, 2024
Average check (1)	3.0%	5.3%	5.2%	3.9%
Transactions	(5.2%)	(8.8%)	(7.4%)	(4.8%)
Change in same-store sales	(2.2%)	(3.5%)	(2.2%)	(0.9%)
________________________
(1)Includes price increases of approximately 4.1% in the quarter and 6.3% year-to-date.
Food and packaging costs, as a percentage of company restaurant sales, increased 1.0% in the quarter and decreased 0.8% year-to-date. The increase for the quarter was primarily due to unfavorable menu item mix and commodity inflation. For the year-to-date period, the decrease was primarily due to menu price increases and favorable beverage funding, partially offset by commodity inflation and unfavorable menu item mix. Commodity inflation was 4.7% in the quarter and 3.9% year-to-date. The greatest impacts on both the quarter and year-to-date inflation was seen in beef, poultry, cheese, and beverages.
Payroll and employee benefit costs, as a percentage of company restaurant sales, increased 1.0% in the quarter and 2.4% year-to-date, compared to the prior year. The increase was primarily due to higher insurance and CA unemployment payroll tax adjustment, partially offset by wage deflation. There was labor deflation of 0.5% in the quarter and inflation of 9.2% year-to-date.
Occupancy and other costs, as a percentage of company restaurant sales, increased 1.7% in the quarter and 1.3% year-to-date compared to the prior year. In the quarter, the increase was primarily due to higher utilities and higher other operating costs including delivery fees, which was partially offset by a property tax refund received related to prior years. Year-to-date the increase was mainly due to higher costs for maintenance and repair and utilities.

Del Taco Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	July 6, 2025	July 7, 2024	July 6, 2025	July 7, 2024
Franchise rental revenues	$8,589	$6,971	$27,726	$20,797

Royalties	7,469	7,287	25,054	24,055
Franchise fees and other	696	184	1,715	950
Franchise royalties and other	8,165	7,471	26,769	25,005
Franchise contributions for advertising and other services	7,013	6,854	23,563	23,583
Total franchise revenues	$23,767	$21,296	$78,058	$69,385

Franchise occupancy expenses	$8,385	$6,934	$27,707	$20,612
Franchise support and other costs	1,501	959	5,103	3,508
Franchise advertising and other services expenses	7,453	7,634	25,176	25,495
Total franchise costs	$17,339	$15,527	$57,986	$49,615
Franchise costs as a percentage of total franchise revenues	73.0%	72.9%	74.3%	71.5%

Average number of franchise restaurants	454	429	461	421
% increase	5.8%		9.5%
Franchised restaurant sales	$165,951	$157,231	$548,830	$510,561
Franchised restaurant AUVs	$366	$367	$1,191	$1,213
Royalties as a percentage of total franchised restaurant sales	4.5%	4.6%	4.6%	4.7%
Franchise rental revenues increased $1.6 million, or 23.2%, in the quarter and $6.9 million, or 33.3% year-to-date compared to the prior year primarily due to higher rental income and property tax revenue resulting from new subleases related to the 47 restaurants refranchised since the third quarter of 2024.
Franchise royalties and other increased $0.7 million, or 9.3%, in the quarter and $1.8 million, or 7.1% year-to-date, compared to the prior year primarily due to higher franchise restaurant sales resulting from refranchising.
Franchise contributions for advertising and other services revenues increased $0.2 million, or 2.3%, in the quarter and was essentially flat year-to-date compared to the prior year primarily due to increased franchise marketing contributions resulting from the 47 restaurants refranchised since the third quarter of 2024, partially offset by lower IT support revenue.
Franchise occupancy expenses, primarily rent, increased $1.5 million, or 20.9%, in the quarter and $7.1 million, or 34.4% year-to-date, compared to the prior year primarily due to higher operating lease costs in the current year from refranchising.
Franchise support and other costs increased $0.5 million, or 56.5%, in the quarter and $1.6 million, or 45.5% year-to-date compared to the prior year primarily due to higher bad debt expense.
Franchise advertising and other service expenses decreased $0.2 million, or 2.4%, in the quarter and $0.3 million, or 1.3% year-to-date, compared to the prior year. For both the quarter and year-to-date periods, decreases in IT costs were partially offset by increases in marketing expense resulting from the 47 restaurants refranchised since the third quarter of 2024. For the year-to-date period, a decrease in equipment sales to franchisees also contributed to the decrease.

Company-Wide Results
Depreciation and Amortization
Depreciation and amortization for the quarter ended July 6, 2025 decreased $1.0 million in the quarter and $2.9 million year-to-date compared to the prior year period primarily due to the 47 Del Taco restaurants refranchised since a year ago, as well as certain Jack in the Box franchise assets becoming fully depreciated. These decreases were partially offset by increases for new technology assets and new company operated restaurants.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the amounts for SG&A expenses in each period (in thousands):

	Quarter		Year-to-date
	July 6, 2025	July 7, 2024	July 6, 2025	July 7, 2024
Advertising	$7,398	$8,267	$25,839	$26,438
Incentive compensation	(797)	1,237	4,659	7,719
Share-based compensation	2,127	2,357	6,812	11,018
Cash surrender value of COLI policies, net	(6,062)	(3,223)	(3,264)	(9,289)
Litigation matters	530	518	1,704	1,236
Insurance	2,426	(906)	6,351	3,279
Other	21,213	21,330	70,898	72,799
	$26,835	$29,580	$112,999	$113,200
Advertising costs mainly represent company contributions to our marketing funds and are generally determined as a percentage of company-operated restaurant sales. Advertising costs decreased $0.9 million in the quarter and $0.6 million on a year-to-date basis as compared to the prior year, primarily due to a decrease in company-operated restaurant sales in the current year, partially offset by an increase in expenses related to new markets and third party digital sponsorships.
Incentive compensation decreased by $2.0 million in the quarter and $3.1 million on a year-to-date basis as compared to the prior year, primarily due to lower achievement levels for the Company’s annual incentive plan.
Share-based compensation decreased by $0.2 million in the quarter and $4.2 million on a year-to-date basis as compared to the prior year, primarily due to current year forfeitures and lower achievement levels for performance-based awards.
The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a favorable impact of $2.8 million in the quarter and an unfavorable impact of $6.0 million on a year-to-date basis, compared to the prior year.
Litigation matters were essentially flat in the quarter, and increased $0.5 million on a year-to-date basis as compared to the prior year, primarily due to the timing of litigation developments. Refer to Note 14, Commitments and Contingencies, in the condensed consolidated financial statements for additional information related to the legal matters.
Insurance increased $3.3 million in the quarter and $3.1 million on a year-to-date basis, as compared to the prior year primarily due to rolling over favorable adjustments for positive development factors in the prior year related to workers compensation and general liability claims.
Impairment of Goodwill and Intangible Assets
During the second quarter of 2025, the Company had identified additional triggering events that indicated the goodwill allocated to the Del Taco reporting unit might be further impaired, including i) continued negative trend in Del Taco same store sales, ii) unfavorable changes in the economic environment specifically impacting our industry, including inflation and interest rates, iii) the potential for a divestment of Del Taco, and iv) a sustained lower share price. As a result, the Company performed a quantitative test over the Del Taco reporting unit, noting that the fair value of the reporting unit was less than the carrying value, which resulted in an impairment of goodwill of $25.3 million for the second quarter of 2025. The valuation used a blended approach with a discounted cash flow analysis in conjunction with a market approach. Assumptions and estimates used in determining fair value include future revenues, operating costs, new store openings, capital expenditures, a discount rate that approximates the Company’s weighted average cost of capital and a selection of comparable companies. The Company determined that there was no such triggering event for the Jack in the Box reporting unit.
As a result of the franchisee acquisition during the third quarter of 2025, the Company recognized additional goodwill of $6.3 million. This additional goodwill was fully impaired based on the results of the quantitative impairment analysis performed in the second quarter of 2025.
During the second quarter of 2025, the Company also performed a quantitative analysis over its indefinte-lived intangible trademark asset and as a result, the Company recorded impairment of $177.9 million on the Del Taco trademark asset as noted below. During the third quarter of 2025, the Company performed a qualitative analysis over its indefinte-lived intangible trademark asset, noting no further impairment was deemed necessary.

Other Operating Expenses, Net
Other operating expenses, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 6, 2025	July 7, 2024	July 6, 2025	July 7, 2024
Integration and strategic initiatives	$2,057	$4,723	$3,748	$14,612
Costs of closed restaurants and other	1,917	160	4,684	1,792
Operating restaurant impairment charges	1,058	136	2,935	136
Accelerated depreciation	54	95	74	485
Gains on acquisition of restaurants	—	—	(6)	(2,357)
Losses on disposition of property and equipment, net	597	527	1,983	1,675
	$5,683	$5,641	$13,418	$16,343
Other operating expenses, net decreased less than $0.1 million in the quarter and $2.9 million on a year-to-date basis. For the quarter, the decrease was primarily due to the decrease of integration and strategic initiatives of $2.7 million, partially offset by $1.8 million of higher costs for closed restaurants as well as $0.6 million of higher operating restaurant impairment charges. For the year-to-date period, the decrease was primarily due to the decrease of integration and strategic initiatives of $10.9 million, partially offset by $2.9 million of additional costs of closed restaurants, $2.5 million of additional operating restaurant impairment charges, and a $2.4 million acquisition gain in the prior year.
Gains and Losses on the Sale of Company-Operated Restaurants
For the year-to-date period in 2025, the Company sold 13 Del Taco company-operated restaurants, for which the Company recognized a net gain on the sale of company-operated restaurants of $2.6 million. For the year-to-date period in 2024, the net loss on the sale of company-operated restaurants of $1.4 million, was comprised of a $2.2 million impairment of assets held for sale related to a Del Taco refranchising transaction, partially offset by additional proceeds received in connection with the extension of franchise agreements and the resolution of certain contingencies related to the sale of restaurants in prior years.
Refer to Note 3, Summary of Refranchisings and Assets Held for Sale, of the notes to the condensed consolidated financial statements for additional information regarding these transactions.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 6, 2025	July 7, 2024	July 6, 2025	July 7, 2024
Interest expense	$18,361	$18,901	$62,053	$63,261
Interest income	(436)	(499)	(1,335)	(1,770)
Interest expense, net	$17,925	$18,402	$60,718	$61,491
Interest expense, net, decreased $0.5 million in the quarter and $0.8 million year-to-date as compared to the prior year. This decrease was primarily due to lower average borrowings, resulting in a decrease of $0.3 million and $0.9 million, respectively, in interest expense.
Income Taxes
For the third quarter and year-to-date fiscal year 2025, the Company recorded income tax benefits of $0.5 million and $20.8 million, respectively, resulting in effective tax rates of (2.4%) and 19.3%, respectively. The effective tax rates for such periods differed from the U.S. statutory tax rate primarily due to non-deductible goodwill impairment partially offset by non-taxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans.
For the third quarter and year-to-date fiscal year 2024, the Company recorded income tax expenses of $0.1 million and $23.3 million, respectively, resulting in effective tax rates of (0.1%) and (66.0%), respectively. The effective tax rates for such periods differed from the U.S. statutory tax rate primarily due to the impairment of non-deductible goodwill partially offset by the reversal of state deferred tax liabilities on basis difference of investments in subsidiaries and non-taxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans.

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
As of July 6, 2025, the Company had $68.1 million of cash and restricted cash on its consolidated balance sheet and available borrowings of $96.5 million under our $150.0 million Variable Funding Notes. The Company continually assesses the optimal sources and uses of cash for our business. We review our balance sheet for any undervalued assets and pursue opportunities for capital sources, including the sale of our owned Jack in the Box properties.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Year-to-date
	July 6, 2025	July 7, 2024
Total cash provided by (used in):
Operating activities	$128,626	$39,263
Investing activities	(62,190)	(68,288)
Financing activities	(52,492)	(106,124)
Net cash flows	$13,944	$(135,149)
Operating Activities. Operating cash flows increased $89.4 million compared with a year ago primarily due to a favorable change in working capital of $114.7 million, partially offset by lower net income, when adjusted for non-cash items, of $25.4 million. The favorable change in working capital is primarily a result of $50.3 million paid in 2024 for fiscal 2023 income tax payments deferred in connection with the Southern California winter storm disaster declaration, $35.0 million received in the current year in connection with the a new supply chain contract, and $25.5 million paid in 2024 in connection with the Torrez settlement.
Investing Activities. Cash flows used in investing activities decreased by $6.1 million compared with a year ago primarily due to lower spending for assets intended for sale or leaseback of $9.7 million in the current year, higher proceeds from the sale of property of $4.2 million in the current year, higher proceeds from the sale of Del Taco restaurants to franchisees of $3.5 million in the current year, and death benefit proceeds received of $3.3 million in the current year, partially offset by acquisition of 18 Colorado restaurants for $7.2 million, lower proceeds received from assets held for sale and leaseback of $4.4 million, and higher purchases of property and equipment of $3.1 million in the current year.

Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Year-to-date
	July 6, 2025	July 7, 2024
Restaurants:
Remodel / refresh programs	$6,661	$8,728
New restaurants	19,198	20,071
Restaurant facility expenditures	10,912	12,870
Restaurant information technology	31,561	18,794
	68,332	60,462
Corporate Services:
Information technology	1,631	6,313
Corporate facilities	330	418
	1,961	6,731

Total capital expenditures	$70,293	$67,193

Purchases of assets intended for sale or leaseback (exercising right of first refusal)	$8,827	$18,575
Capital expenditures increased $3.1 million primarily due to an increase in restaurant information technology related to the rollout of a new POS system for Jack in the Box company restaurants as well as investments in digital and other restaurant technology enhancements. These increases were partially offset by decreases in corporate technology spending due to the completion of our new enterprise resource planning software implementation last year.
Sale of Company-Operated Restaurants — The following table details proceeds received in connection with our refranchising activities in each period (dollars in thousands):

	Year-to-date
	July 6, 2025	July 7, 2024
Number of Del Taco restaurants sold to franchisees	13	13
Total proceeds	$5,712	$2,168
For further information, see Note 3, Summary of Refranchisings and Assets Held for Sale, in the notes to the condensed consolidated financial statements.
Financing Activities. Cash flows used in financing activities decreased by $53.6 million compared with a year ago. The change is primarily due to a $50.0 million decrease in stock repurchases compared with a year ago and a $9.0 million decrease in dividends compared with a year ago, partially offset by a $6.0 million repayment in the current year on the Variable Funding Notes.
Repurchases of common stock — The Company repurchased 0.1 million shares of its common stock in fiscal 2025 for an aggregate cost of $5.0 million. As of July 6, 2025, there was $175.0 million remaining under share repurchase programs authorized by the Board of Directors which does not expire.
Dividends — Up through July 6, 2025, the Board of Directors declared two cash dividend of $0.44 per common share totaling $16.7 million. Jack in the Box announced on April 23, 2025, that it will discontinue its dividend effective immediately and direct a majority of those funds toward leverage reduction.
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

The Company also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. As of July 6, 2025, we did not have any outstanding borrowings and had available borrowing capacity of $96.5 million under our Variable Funding Notes, net of letters of credits issued of $53.5 million.
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
Restricted cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of July 6, 2025, the Company had restricted cash of $30.1 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-1 and A-2 Notes.
Covenants and restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of July 6, 2025, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
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

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended July 6, 2025, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 6, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — In the third quarter of 2025, we did not repurchase any shares of our common stock. As of July 6, 2025, this leaves $175.0 million remaining under share repurchase programs authorized by the Board of Directors.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs (in thousands)
				$175,001
April 14, 2025 - May 11, 2025	—	$—	—	$175,001
May 12, 2025 - June 8, 2025	—	$—	—	$175,001
June 9, 2025 - July 6, 2025	—	$—	—	$175,001
Total	—		—

ITEM 3.        DEFAULTS OF SENIOR SECURITIES
None.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
During the three months ended July 6, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term in defined in Item 408(a) of Regulation S-K.

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
Dawn Hooper
Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: August 6, 2025