Form 10-K
period 2025-09-28
JACK IN THE BOX INC
filed 2025-11-19
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2025

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
Large accelerated filer ☑        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐        Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price reported on the NASDAQ Global Select Market — Composite Transactions as of April 13, 2025, was approximately $459.2 million.
Number of shares of common stock, $0.01 par value, outstanding as of the close of business on November 13, 2025 — 18,896,824.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

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

PART I
ITEM 1.    BUSINESS
The Company
Overview. Jack in the Box Inc. (NASDAQ: JACK), a Delaware corporation (the “Company” or “Jack in the Box”), founded and headquartered in San Diego, California, is a restaurant company that operates and franchises Jack in the Box®, one of the nation's largest hamburger chains with 2,136 restaurants across 22 states, and Del Taco®, one of the nation’s largest Mexican-American quick service restaurants (“QSR”) chains with 576 restaurants across 18 states.
References to the Company throughout this Annual Report on Form 10-K are made using the first person notations of “we”, “us” and “our.”
In April, 2025, the Company announced a multi-faceted plan, which included exploring strategic alternatives for the Del Taco brand and the possible divestiture of that business. On October 15, 2025, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Yadav Enterprises, Inc., a California corporation (“Buyer”) and Anil Yadav (“Buyer Guarantor”) to sell to Buyer all of the issued and outstanding equity interests of Del Taco Holdings Inc., a Delaware corporation (“Del Taco”), which owns and operates the Company’s Del Taco restaurant operations, for an aggregate purchase price of $115 million in cash, subject to certain closing cash, working capital, debt and transaction expense adjustments.
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
Jack in the Box opened its first restaurant in 1951 and has since become one of the nation’s largest hamburger chains. Based on number of restaurants, the top 10 major markets of Jack in the Box comprise approximately 70% of the total system, and Jack in the Box is at least the fourth largest QSR hamburger chain in each of those major markets. As of September 28, 2025, Jack in the Box operated and franchised 2,136 quick-service restaurants, primarily in the western and southern United States, including two in Guam and three in Mexico. Of those total Jack in the Box restaurants at fiscal year-end, 1,986, or 93%, were franchised.
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
Founded in 1964, today Del Taco serves approximately two million guests each week at its restaurants. Del Taco’s commitment to providing guests with the best quality and value for their money originates from cooking, chopping, shredding, and grilling menu items from scratch. As of September 28, 2025, Del Taco operated and franchised 576 restaurants. Of those total Del Taco restaurants at fiscal year-end, 444, or 77%, were franchised.
Business Strategy
Our business strategies are rooted in our foundational principle of building a caring, high-performance culture that serves our franchisees and people well. We use this foundational principle as a guide while executing on our four strategic pillars:
•Strengthen Our Foundation by executing our “Jack on Track” plan, modernizing our technology, implementing a focused development strategy, and building strong relationships with our franchisees.
•Build Brand Loyalty by accelerating our reimage program, and executing our CRAVED marketing strategy, which includes our craveable menu items, value offerings, product innovation, and driving loyalty via our mobile app and web platforms.
•Drive Operations Excellence by evolving training efforts in our restaurants, execution of our brand standard systems, improving speed and consistency, and transforming the digital guest experience.
•Grow Restaurant Profits by capturing cost savings while driving sales and maintaining a strong guest experience.

This strategy builds on our historical strengths which include our uniquely broad menus, operational capabilities, passionate and loyal guests, committed team members and franchisees, and ability to invest in development and innovation that will deliver long term growth.
Additionally, our Jack on Track plan unveiled in 2025 includes three key initiatives:
•Restaurant closure program: Through block closure program, improving system health and encouraging franchisees to reinvest,
•Del Taco brand: Exploring strategic alternatives which, as noted above it was determined that a sale was the optimal path forward, and
•Accelerate Cash Flow: Through discontinuing dividend, reducing spend on company-owned new unit development, and focusing spend on initiatives that drive sales growth such as digital and technology, with majority of funds reallocated to debt paydown.
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
Development Agreements
For each of our brands, we may offer development agreements to franchisees (referred to in this context as “Developers”) for construction of one or more new restaurants over a defined period of time and in a defined geographic area. Developers may be required to pay fees for certain company-sourced new sites. Developers may lose their rights to future development if they do not maintain the required opening schedule. To stimulate growth, we have offered an incentive program that provides discounted royalty fees or an interest free loan incentive for franchisees who maintain development compliance and sign a development agreement for multiple restaurants to be developed and opened under the development schedule during the timeframe specified. We offer development agreements in certain markets we have identified for further development and that we deem to be undeveloped, underdeveloped, or emerging.
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
The Jack in the Box restaurants are approximately 1,372 square feet, the restaurant can support a Y-Lane drive-thru configuration, provides a walk-up window for ordering, dual assembly kitchens, and a dedicated pick-up window for mobile and third-party delivery orders. The goal of this design is to reduce build out costs, while also increasing real estate flexibility. In addition, certain larger dine-in dining room building designs are available.
The Del Taco restaurants are approximately 1,152 square feet, the restaurant can support a Y-Lane drive-thru configuration, provides a walk-up window for ordering and a dedicated pick-up window or lockers for mobile and third-party delivery orders. The goal of this design is to reduce build out costs, while also increasing real estate flexibility. In addition, certain larger dine-in dining room building designs are available.

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
Restaurant managers are required to complete an extensive management training program involving a combination of in-restaurant instruction and on-the-job training in specially designated training restaurants. Restaurant managers, assistant managers, shift managers and team leaders are certified through a series of online and on the job training modules, which help the team members clearly understand the brand and their role as well the specifics of how to provide a consistent customer experience, how to complete specific tasks for their assigned position and ensure food safety. The training program is a blended learning approach including e-learning courses, hands-on exercises, and online knowledge validation tests. Before certification, shift managers attend a virtual training, and assistant managers and general managers attend an in person class in-person classes, all led by the training department or certified trainer.
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
Supply Chain
At both brands, we contract with a single primary food service distributor for substantially all of our food, packaging and supplies. Under the current contracts, this distributor will provide distribution services to both our Jack in the Box and Del Taco restaurants through August 2027.
The primary commodities purchased by Jack in the Box restaurants are beef, poultry, pork, cheese, and produce. Taco meat, cheese and produce are the largest commodities purchased by Del Taco. We monitor and purchase some commodities in order to minimize the impact of fluctuations in price and supply. Contracts are entered into and commodity market positions may be secured when we consider them to be advantageous. However, certain commodities remain subject to price fluctuations. Most essential food and beverage products are available or can be made available upon relatively short notice from alternative qualified suppliers.
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

Advertising and Promotion
Our brands run highly coordinated marketing and advertising campaigns to create customer awareness, engage fans, and maximize positive brand associations. We build brand awareness and drive sales through our marketing and advertising programs. These activities are supported primarily by financial contributions to a marketing fund from all company and franchise restaurants based on a percentage of gross sales. We use multiple marketing channels to broadly drive brand awareness, which include, but are not limited to, television, connected TV, radio, digital and social media, outdoor and direct mail. We may utilize local radio, print and billboards for some of the less developed markets, reaching consumers through our branded mobile app and delivery partnerships.
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
Human Capital Management
Jack in the Box and Del Taco recognizes and takes care of its employees by paying competitive wages and offering a wide range of benefits and recognition programs. We are proud of our employees, many of whom began their career in our restaurants as their first entry-level job, are given the opportunity to grow and advance their careers as we invest in their education and career development.
As of September 28, 2025, for our combined brands, we had 5,046 employees, of whom 4,440 were restaurant employees, 553 were corporate management and staff, and 53 were field operations management. Most of our employees are paid on an hourly basis, except for district and restaurant managers, and certain restaurant support center management and staff positions. We employ both full-time and part-time restaurant employees in order to provide the flexibility necessary during peak periods of restaurant operations and meet the individual needs of our employees. As of the end of fiscal 2025, approximately 84% of our restaurant employees were part-time. We have not experienced any significant work stoppages.
Our Total Rewards framework includes pay and recognition, health and wellness, financial well-being, work/life happiness, culture and community, and learning and development. We take care in providing employees with market-competitive pay and benefits and flexibility with regard to benefit choices. For our company-operated restaurants nationwide, positions are assigned to a pay range that best reflects geographic market pricing of similar jobs in the restaurant industry, and additionally for restaurants in California, pay requirements under AB 1228 regulation. We generally review employees’ pay annually. All restaurant support center positions, and restaurant management positions, including hourly assistant managers and team leaders, are eligible for performance-based cash incentives. Each incentive plan reinforces and rewards individuals for achievement of specific company and/or restaurant business goals.
We regularly review the pay of our female and male employees to ensure pay equity for performing equal or substantially similar work. We share the median pay of our male and female employees in various position classifications with the Board of Directors, and we take remedial action as appropriate to ensure pay equity is maintained.
We offer a robust benefits package that includes medical (including an HMO), dental, and vision insurance plans; company-paid basic term life insurance; wellness programs; an employee assistance program (“EAP”); life and disability insurance; flexible spending accounts (“FSA”) and health savings accounts (“HSA”) with employer contributions; legal services; pet insurance; and a 401(k) with company matching contributions. In addition, we recognize and support the growth and development of our employees and offer opportunities to participate in internal and external learning programs. We also hold regular restaurant level talent and development planning reviews to assist us with growing our internal restaurant teams.

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
Additionally, the trend toward convergence in grocery, deli, delivery, and restaurant services is increasing the number of our competitors. For example, competitive pressures can come from deli sections and in-store cafes of major grocery store chains, including those targeted at customers who desire high-quality food and convenience, as well as from convenience stores and other dining outlets. These competitors may have, among other things, a more diverse menu, lower operating costs and prices, better locations, better facilities, more effective marketing, and more efficient operations than we do. Such increased competition could decrease the demand for our products and negatively affect our financial results.
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
Additionally, past reports linking nationwide or regional incidents of food-borne illnesses such as pathogenic Salmonella, E.coli, and Listeria to certain products such as produce and proteins, or human-influenced illness such as hepatitis A or norovirus, have resulted in consumers avoiding certain products and restaurant concepts for a period of time. Similarly, reaction to media-influenced reports of Avian Flu, incidents of “mad cow” disease, or similar concerns have also caused some consumers to avoid products that are, or are suspected of being, affected and could have an adverse effect on the price and availability of affected ingredients. Further, if we react to these problems by changing our menu or other key aspects of the brand experience, we may lose customers who do not accept those changes, and we may not be able to attract enough new customers to generate sufficient revenue to make our restaurants profitable.
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
We intend to grow the business primarily through new restaurant development by franchisees, both in existing markets and in new markets. Development involves substantial risks, including the risk of:
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
As of September 28, 2025, approximately 93% of our Jack in the Box restaurants and 77% of Del Taco restaurants were franchised; therefore, our success increasingly relies on the financial success and cooperation of our franchisees, yet we have limited influence over their operations. Our income arises from two sources: fees from franchised restaurants (e.g., royalties and rent based on a percentage of sales) and, to a lesser degree, profit from our remaining Company-operated restaurants. Our franchisees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. If our franchisees do not experience sales growth, our revenues and margins could be negatively affected as a result. Also, if sales trends worsen for franchisees, their financial results may deteriorate, which could result in, among other things, franchisee bankruptcies, restaurant closures, or delayed or reduced payments to us. Our success also increasingly depends on the willingness and ability of our independent franchisees to implement shared strategies and major initiatives, which may include financial investment, and to remain aligned with us on operating and promotional plans. Franchisees’ ability to contribute to the achievement of our plans is dependent in large part on the availability to them of funding at reasonable interest rates and may be negatively impacted by the financial markets in general or by the credit worthiness of our franchisees or the Company. As small businesses, some of our franchise operators may be negatively and disproportionately impacted by strategic initiatives, capital requirements, inflation, labor costs, employee relations issues, or other causes. In addition, franchisees’ business obligations may not be limited to the operation of restaurants, making them subject to business and financial risks unrelated to the operation of our restaurants. These unrelated risks could adversely affect a franchisee’s ability to make payments to us or to make payments on a timely basis. We cannot assure you that our franchisees will successfully participate in our strategic or marketing initiatives or operate their restaurants in a manner consistent with our requirements, standards, and expectations. As compared to some of our competitors, our brands have relatively fewer franchisees who, on average, operate more restaurants per franchisee. There are significant risks to our business if a franchisee, particularly one who operates a large number of restaurants, encounters financial difficulties, including bankruptcy, or fails to adhere to our standards, projecting an image inconsistent with our brands or negatively impacting our financial results.
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

The pending sale of Del Taco may not be completed on the anticipated terms or timeline, or at all, and may involve risks and uncertainties that could adversely affect our business, financial condition, and results of operations.
On October 15, 2025, we entered into a definitive agreement to sell Del Taco to Yadav Enterprises, Inc. for an aggregate purchase price of $115 million, subject to customary adjustments. The completion of the sale is subject to various closing conditions, including regulatory approvals, third-party consents, financing, etc., many of which are beyond our control. There can be no assurance that these conditions will be satisfied in a timely manner, or at all. If the transaction is not completed, we may be subject to various risks, including incurring significant transaction costs without realizing the anticipated benefits of the sale, potential disruption to the business unit’s operations and employee relationships, and negative reactions from customers, suppliers, or other business partners.
Even if the sale is completed, we may not realize the expected strategic or financial benefits. We could face transitional challenges, including potential loss of revenue or synergies, costs associated with separation activities, and the diversion of management’s attention from ongoing operations. In addition, the sale could result in the recognition of material accounting charges or changes to our tax position, which could adversely affect our results of operations in the period in which the transaction closes.
If the transaction is delayed or fails to close, or if the post-closing transition is more difficult or costly than anticipated, our business, financial condition, and results of operations could be materially and adversely affected.
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
We are currently engaged in a proxy contest with an activist stockholder who has notified us of its intention to nominate two candidates for election to our Board of Directors at our upcoming annual meeting of stockholders. Responding to this proxy contest, and any related activist stockholder activities, could require significant time, attention, and resources from our management and Board, and may result in substantial legal, advisory, and administrative expenses. For example, we may be required to engage legal, financial, and communications advisers to assist in responding to the proxy contest, and these costs may adversely impact our financial results.
Furthermore, the market’s perception of the proxy contest or the activist stockholder’s campaign could cause volatility or stagnation in the trading price of our common stock. Even if we prevail in the proxy contest, the process of defending against such activities could divert management’s focus from operating our business and implementing our strategic initiatives, which could adversely affect our business, financial condition, and results of operations.

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
We collect and maintain personal information about our employees and our guests and are seeking to provide our guests with new digital experiences. These digital experiences will require us to integrate into our POS systems to allow for capabilities like mobile order and pay, third party delivery, and digital menu boards. The collection and use of personal information are regulated at the federal and state levels; such regulations include the California Consumer Privacy Act. We increasingly rely on cloud computing and other technologies that result in third parties holding various customer, employee, and franchisee information on our behalf. There has been an increase over the past several years in the frequency and sophistication of attempts to compromise the security of these types of systems. If the security and information systems that we or our outsourced third-party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with applicable laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected by these types of security breaches or regulatory violations, which could impair our ability to attract and retain qualified employees.
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
Under the Indenture, the Master Issuer has approximately $1.7 billion of outstanding debt as of September 28, 2025.
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
Our technology structures undergo an annual assessment to evaluate risk using the NIST Cybersecurity Framework. Our IT Security Incident Response Plan defines a cybersecurity incident and outlines the roles, responsibilities, and procedures for us to respond effectively. Having a structured plan enables a rapid response, effective recovery, clear communication and coordinated action to major security incidents. Our plan allows us to reduce recovery time and cost and to also maintain business continuity.
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

ITEM 2.    PROPERTIES
The following table sets forth information about our restaurant locations (by segment, by state) for all restaurants in operation as of September 28, 2025:

	Del Taco			Jack in the Box
	Company- Operated	Franchise	Total	Company- Operated	Franchise	Total
Alabama	—	2	2	—	—	—
Arizona	—	38	38	5	164	169
California	94	257	351	96	845	941
Colorado	17	2	19	—	17	17
Florida	3	11	14	—	—	—
Georgia	—	13	13	—	—	—
Hawaii	—	—	—	—	29	29
Idaho	—	10	10	—	33	33
Illinois	—	—	—	10	11	21
Indiana	—	—	—	—	4	4
Kentucky	—	—	—	2	1	3
Louisiana	—	—	—	—	15	15
Michigan	9	1	10	—	—	—
Mississippi	—	1	1	—	—	—
Missouri	—	—	—	—	29	29
Nevada	—	43	43	—	79	79
New Mexico	—	10	10	—	8	8
North Carolina	—	1	1	—	17	17
Ohio	—	3	3	—	2	2
Oklahoma	9	—	9	6	7	13
Oregon	—	8	8	—	41	41
South Carolina	—	—	—	—	8	8
Tennessee	—	—	—	—	4	4
Texas	—	—	—	23	526	549
Utah	—	37	37	8	10	18
Virginia	—	1	1	—	—	—
Washington	—	6	6	—	131	131
Guam	—	—	—	—	2	2
Mexico	—	—	—	—	3	3
	132	444	576	150	1,986	2,136
Of the total Del Taco and Jack in the Box restaurants, our interest in restaurant properties consists of the following:

	Del Taco			Jack in the Box
	Company- Operated	Franchise	Total	Company- Operated	Franchise	Total
Company-owned restaurant buildings:
On company-owned land	2	—	2	8	156	164
On leased land	30	39	69	55	510	565
Subtotal	32	39	71	63	666	729
Company-leased restaurant buildings on leased land	100	160	260	87	933	1,020
Franchise directly-owned or directly-leased restaurant buildings	—	245	245	—	387	387
Total restaurant buildings	132	444	576	150	1,986	2,136

Our restaurant leases generally provide for fixed rental payments (with cost-of-living index adjustments) plus real estate taxes, insurance, and other expenses. For Jack in the Box, approximately 13% of the leases provide for contingent rental payments between 1% and 10% of the restaurant’s gross sales once certain thresholds are met. For Del Taco, approximately 34% of the leases provide for contingent rental payments between 2% and 12% of the restaurant’s gross sales once certain thresholds are met. We have generally been able to renew our restaurant leases as they expire at then-current market rates.
In addition to the restaurant locations, we own our corporate headquarters located in San Diego, California, which consists of approximately 70,000 square feet and approximately four acres of undeveloped land directly adjacent to it. We also lease an office, consisting of approximately 14,000 square feet in Lake Forest, California.
ITEM 3.    LEGAL PROCEEDINGS
See Note 16, Commitments and Contingencies, of the notes to the consolidated financial statements for a discussion of our legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
Information about our Executive Officers
The following table sets forth the name, age, position, and years with the Company of each person who is an executive officer of Jack in the Box Inc. as of September 28, 2025:

Name	Age	Positions	Years with the Company
Lance Tucker (1)	56	Chief Executive Officer	3
Dawn Hooper	55	Executive Vice President, Chief Financial Officer	25
Ryan Ostrom	50	Executive Vice President, Chief Customer & Digital Officer	4
Sarah Super	49	Executive Vice President, Chief Legal and Administrative Officer	12
Doug Cook	52	Senior Vice President, Chief Technology Officer	3
Van Ingram	60	Senior Vice President, Chief Development Officer	3
Carl Mount	62	Senior Vice President, Chief Supply Chain Officer	1
Steven Piano	60	Senior Vice President, Chief People Officer	4
________________________
(1)The years with the company for Mr. Tucker includes prior employment with Company. Please see full listing of experience noted below.
The following sets forth the business experience of each executive officer for at least the last five years:
Mr. Tucker has been Chief Executive Officer since March 2025 and served as the Company’s interim principal executive officer since February 2025. He started as the Company’s Executive Vice President, Chief Financial Officer in January 2025. Mr. Tucker previously served in that same role as the Company’s Executive Vice President, Chief Financial Officer from March 2018 to September 2020. Prior to rejoining the Company, from January 2022 until December 2025 he served as the Chief Financial Officer of Davidson Hotel Company LLC, from September 2020 until January 2022 served as the Chief Financial Officer of CKE Restaurants Holdings, Inc., and from June 2009 until February 2018 he held several senior finance and accounting leadership positions at Papa John’s International, Inc., including as Senior Vice President, Chief Financial Officer from February 2011 to February 2018. Mr. Tucker has over 20 years of corporate finance experience. Mr. Tucker graduated from Transylvania University with a bachelor’s degree in Accounting.
Ms. Hooper has been Executive Vice President, Chief Financial Officer since May 2025, and has been with Jack in the Box since October 2000. She previously held positions of increasing responsibility in accounting since joining the Company in 2000, including Interim CFO, Controller, Assistant Controller, Vice President of Financial Reporting and Senior Manager of Corporate Accounting. Prior to joining the company, she began her career with KPMG LLP where she worked from September 1993 to September 2000. Ms. Hooper has more than 30 years in experience in accounting and finance. Ms. Hooper received her bachelor’s degree in accounting from University of San Diego from the Knauss School of Business.
Mr. Ostrom has been Executive Vice President, Chief Customer & Digital Officer since November 2023, and previously served as Executive Vice President, Chief Marketing Officer since February 2021. Mr. Ostrom has over 15 years of marketing and branding experience. Previously, from June 2019 until February 2021, he served as the Chief Brand Officer for GNC Holdings, LLC, a health, wellness, and nutrition brand. Prior to that, from June 2015 to June 2019, he served as the Chief Digital Officer of Yum Brands Inc. Mr. Ostrom also has held roles at Kenmore, Craftsman & DieHard at Sears Holding Corporation, and Reebok.

Ms. Super has been Executive Vice President, Chief Legal and Administrative Officer since March 2025. She previously served as Senior Vice President, Chief Legal and Risk Officer since March 2020, served as Senior Vice President, General Counsel since November 2019, and previously served as Vice President and Associate General Counsel from May 2018 until November 2019. Prior to joining the Company in December 2013, she was a partner at the law firm of Gordon & Rees. Ms. Super has more than 15 years of legal experience.
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
Mr. Ingram has been Senior Vice President, Chief Development Officer since August 2025. He previously served as Interim Chief Development Officer since June 2025, served as Vice President, Franchise Development since October 2023, and served as Vice President, Franchise Recruitment from February 2022 until October 2023. Mr. Ingram has over 30 years experience selling franchise territories and launching new markets for several brands. Mr. Ingram has held several leadership positions in restaurant development and franchising, including for Wingstop Restaurants, Inc., Golden Corral Corporation, Taco John’s International, Inc., Arby’s Restaurant Group, Quiznos, and Yum! Brands. Mr. Ingram received his master’s degree in Business Administration at Virginia Tech’s Pamplin College of Business.
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
Dividends. In fiscal 2025, the Board of Directors declared two cash dividends of $0.44. Our dividend is subject to the discretion and approval of our Board of Directors and our compliance with applicable law, and depends upon, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, and other factors that our Board of Directors may deem relevant. As previously announced, the Company has discontinued its dividend.
Stock Repurchases. The following table sets forth information on our share repurchases of our common stock during the fourth quarter of 2025 (dollars in thousands, except per share data):

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs
				$175,001
July 7, 2025 - August 3, 2025	—	$—	—	$175,001
August 4, 2025 - August 31, 2025	—	$—	—	$175,001
September 1, 2025 - September 28, 2025	—	$—	—	$175,001
Total	—		—
Stockholders. As of November 13, 2025, there were 521 stockholders of record.
Securities Authorized for Issuance Under Equity Compensation Plans. The following table summarizes the equity compensation plans under which Company common stock may be issued as of September 28, 2025. Stockholders of the Company have approved all plans requiring such approval.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options (1)	(c) Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	812,237	$75.23	1,078,550
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

Performance Graph. The following graph compares the five-year cumulative return to holders of the Company’s common stock at September 30th of each year to the yearly weighted cumulative return of a Peer Group Index and to the Standard & Poor’s (“S&P”) 500 Index for the same period. The below comparison assumes $100 was invested on September 30, 2020 in the Company’s common stock and in the comparison groups and assumes reinvestment of dividends. The Company uses a Peer Group to assess the competitive pay levels of our senior executives, and to evaluate program design elements. In its annual review of the Peer Group Index used to benchmark executive compensation for our executive officers, the Compensation Committee of the Board of Directors, in consultation with its independent compensation consultant, approved changes to the Peer Group Index to include companies that more closely aligned with our financial selection criteria and are highly-franchised.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Jack in the Box Inc., the S&P 500 Index,
Old Peer Group and New Peer Group
$250
$200
$150
$100
$50
$0
9/20
9/21
9/22
9/23
9/24
9/25
Jack in the Box Inc.
S&P 500
Old Peer Group
New Peer Group

	2020	2021	2022	2023	2024	2025
Jack in the Box Inc.	$100	$125	$97	$93	$64	$28
S&P 500 Index	$100	$130	$110	$134	$182	$214
2024 Peer Group (1)	$100	$128	$101	$122	$173	$137
2025 Peer Group (2)	$100	$119	$91	$109	$142	$128
________________________
(1)The 2024 Peer Group includes the following seventeen companies: BJ's Restaurants Inc.; Bloomin’ Brands, Inc.; Brinker Int’l, Inc.; Cheesecake Factory Inc.; Chipotle Mexican Grill, Inc.; Cracker Barrel Old Country Store, Inc.; Denny's Corp.; Dine Brands Global Inc.; Domino's Pizza, Inc.; El Pollo Loco Holdings Inc.; Krispy Kreme, Inc.; Papa John's Int’l Inc.; Restaurant Brands Int’l Inc.; Shake Shack Inc.; Texas Roadhouse, Inc.; Wendy’s Company; and Wingstop Inc.
(2)The 2025 Peer Group includes the following sixteen companies: BJ's Restaurants Inc.; Bloomin’ Brands, Inc.; Brinker Int’l, Inc.; Cheesecake Factory Inc.; Cracker Barrel Old Country Store, Inc.; Denny's Corp.; Dine Brands Global Inc.; Domino's Pizza, Inc.; El Pollo Loco Holdings Inc.; Krispy Kreme, Inc.; Papa John's Int’l Inc.; Restaurant Brands Int’l Inc.; Shake Shack Inc.; Texas Roadhouse, Inc.; Wendy’s Company; and Wingstop Inc.
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
Comparisons under this heading refer to the 52-week periods ended September 28, 2025 and September 29, 2024, respectively. Our MD&A consists of the following sections:
•Overview — a general description of our business.
•Results of Operations — an analysis of our consolidated statements of earnings for fiscal 2025 compared to fiscal 2024.
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
A comparison of our results of operations and cash flows for fiscal 2024 compared to fiscal 2023 can be found under Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended September 29, 2024.
OVERVIEW
Our Business
Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® and Del Taco® quick-service restaurants. As of September 28, 2025, we operated and franchised 2,136 Jack in the Box restaurants, primarily in the western and southern United States, including three in Mexico and two in Guam. As of September 28, 2025 we operated and franchised 576 Del Taco restaurants across 18 states. We derive revenue from retail sales at company-operated restaurants and rental revenue, royalties (based upon a percent of sales), franchise fees and contributions for advertising and other services from franchisees.
On April 23, 2025, the Company announced a multi-faceted plan, which included exploring strategic alternatives for the Del Taco brand and the possible divestiture of that business. On October 15, 2025, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Yadav Enterprises, Inc., a California corporation (“Buyer”) and Anil Yadav (“Buyer Guarantor”) to sell to Buyer all of the issued and outstanding equity interests of Del Taco Holdings Inc., a Delaware corporation (“Del Taco”), which owns and operates the Company’s Del Taco restaurant operations, for an aggregate purchase price of $115 million in cash, subject to certain closing cash, working capital, debt and transaction expense adjustments.

RESULTS OF OPERATIONS FOR FISCAL 2025 AND 2024
The following tables summarize changes in same-store sales for Jack in the Box and Del Taco company-operated, franchised, and system restaurants:

Jack in the Box:	2025	2024
Company	(3.7)%	0.0%
Franchise	(4.3)%	(1.5)%
System	(4.2)%	(1.3)%

Del Taco:	2025	2024
Company	(2.4)%	(1.3)%
Franchise	(4.1)%	(1.6)%
System	(3.7)%	(1.5)%
The following tables summarize changes in the number and mix of company and franchise restaurants for our two brands:

	2025			2024
Jack in the Box:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	150	2,041	2,191	142	2,044	2,186
New	12	19	31	8	22	30
Refranchised	(1)	1	—	—	—	—
Closed	(11)	(75)	(86)	—	(25)	(25)
End of year	150	1,986	2,136	150	2,041	2,191
% of system	7%	93%	100%	7%	93%	100%

	2025			2024
Del Taco:	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	133	461	594	171	421	592
New	1	13	14	3	11	14
Acquired from franchisees	18	(18)	—	10	(10)	—
Refranchised	(13)	13	—	(47)	47	—
Closed	(7)	(25)	(32)	(4)	(8)	(12)
End of year	132	444	576	133	461	594
% of system	23%	77%	100%	22%	78%	100%
The following tables summarize restaurant sales for company-operated, franchised, and systemwide sales for our two brands (in thousands):

Jack in the Box:	2025	2024
Company-operated restaurant sales	$416,715	$427,057
Franchised restaurant sales (1)	3,792,222	3,969,200
Systemwide sales (1)	$4,208,937	$4,396,257

Del Taco:	2025	2024
Company-operated restaurant sales	$210,628	$281,978
Franchised restaurant sales (1)	708,208	674,804
Systemwide sales (1)	$918,836	$956,782
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

Jack in the Box Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	2025		2024
Company restaurant sales	$416,715		$427,057
Company restaurant costs:
Food and packaging	$116,472	28.0%	$126,063	29.5%
Payroll and employee benefits	$140,789	33.8%	$134,678	31.5%
Occupancy and other	$77,807	18.7%	$73,735	17.3%
Company restaurant sales decreased $10.3 million, or 2.4%, in 2025 as compared with the prior year due to a decrease in transactions partially offset by an increase in the average number of restaurants.
The following table presents the approximate impact of these items on company restaurant sales in 2025 (in millions):

2025 vs. 2024
AUV decrease	$(17.4)
Increase in the average number of restaurants	7.1
Total change in company restaurant sales	$(10.3)
Same-store sales at company-operated restaurants decreased by 3.7% in fiscal year 2025 compared to a year ago. The following table summarizes the changes in company-operated same-store sales:

2025 vs. 2024
Transactions	(5.7)%
Average check (1)	2.0%
Change in same-store sales	(3.7)%
________________________
(1)Includes price increases of 3.5% in 2025.
Food and packaging costs, as a percentage of company restaurant sales, decreased to 28.0% in 2025 from 29.5% a year ago, due mainly to a 1.8% benefit from a new beverage contract with funding retroactive to January 1, 2024, as well as menu price increases, partially offset by commodity inflation and unfavorable menu item mix.
Commodity costs increased in the current fiscal year by approximately 4.2%. The greatest impacts were seen in beef, beverages, poultry, and eggs.
Payroll and employee benefit costs, as a percentage of company restaurant sales, increased to 33.8% in 2025 compared with 31.5% a year ago. There was an approximate 2.0% increase which was primarily due to the impact from wage inflation. Wage inflation for the year was approximately 7.6% and was primarily due to the wage increases required in California effective April 1, 2024 under AB 1228.
Occupancy and other costs, as a percentage of company restaurant sales, increased to 18.7% in 2025 from 17.3% a year ago primarily due to sales deleverage, higher costs for rent, utilities, and other operating costs including delivery fees.

Jack in the Box Franchise Operations
The following table presents franchise revenues and costs in each fiscal year and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	2025	2024
Franchise rental revenues	$332,735	$347,227

Royalties	189,646	198,377
Franchise fees and other	8,670	7,002
Franchise royalties and other	198,316	205,379
Franchise contributions for advertising and other services	206,200	217,757
Total franchise revenues	$737,251	$770,363

Franchise occupancy expenses	$219,212	$217,430
Franchise support and other costs	12,506	12,731
Franchise advertising and other services expenses	211,408	225,465
Total franchise costs	$443,126	$455,626
Franchise costs as a percentage of total franchise revenues	60.1%	59.1%

Average number of franchise restaurants	2,023	2,037
Franchised restaurant sales	$3,792,222	$3,969,200
Franchise restaurant AUV	$1,874	$1,949
Royalties as a percentage of total franchise restaurant sales	5.1%	5.0%
Franchise rental revenues decreased $14.5 million, or 4.2%, in 2025 compared to the prior year, primarily due to a decrease in percentage rent of $16.5 million, driven by lower sales, partially offset by higher lease termination fees of $2.7 million, and higher pass through property tax revenue of $1.1 million.
Franchise royalties and other decreased $7.1 million, or 3.4%, compared to the prior year primarily due to lower royalty income driven by lower sales.
Franchise contributions for advertising and other services revenues decreased $11.6 million, or 5.3%, mainly due to lower sales driving marketing contributions lower by $8.9 million and lower digital and technology fees of $2.4 million.
Franchise occupancy expenses, mainly rent, increased $1.8 million, or 0.8%, in 2025 primarily due to higher pass through property tax expense of $1.1 million and higher operating lease costs of $0.9 million.
Franchise support and other costs decreased $0.2 million, or 1.8% in 2025.
Franchise advertising and other service expenses decreased $14.1 million, or 6.2%, in 2025 primarily due to lower sales driving lower marketing expenses, as well as lower franchise IT support costs.

Del Taco Brand
Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	2025		2024
Company restaurant sales	$210,628		$281,978
Company restaurant costs:
Food and packaging	$54,605	25.9%	$73,207	26.0%
Payroll and employee benefits	$81,366	38.6%	$103,369	36.7%
Occupancy and other	$51,381	24.4%	$65,569	23.3%
Company restaurant sales decreased $71.4 million or 25.3%, in 2025 as compared with the prior year primarily due to a decrease in the average number of restaurants as well as a decrease in transactions.

The following table presents the approximate impact of these items on company restaurant sales (in millions):

2025 vs. 2024
Decrease in the average number of restaurants	$(67.9)
AUV decrease	(3.0)
Other	(0.5)
Total change in company restaurant sales	$(71.4)
Same-store sales at company-operated restaurants decreased 2.4% in 2025 compared to a year ago. The following table summarizes the decreases in company-operated same-store sales:

2025 vs. 2024
Average check (1)	4.5%
Transactions	(6.9)%
Change in same-store sales	(2.4)%
________________________
(1)Includes price increases of approximately 5.5% in 2025.
Food and packaging costs, as a percentage of company restaurant sales, decreased to 25.9% in 2025 from 26.0% a year ago primarily due to menu price increases and favorable beverage funding, partially offset by commodity inflation and unfavorable menu item mix.
Commodity costs inflation was 4.1% in 2025. The largest sources of inflation in the current year were due to beef, poultry, and beverages.
Payroll and employee benefit costs, as a percentage of company restaurant sales, increased to 38.6% in 2025 compared with 36.7% a year ago primarily due to labor inflation impact of 2%. Labor inflation was 7.1% in the current year.
Occupancy and other costs, as a percentage of company restaurant sales, increased to 24.4% in 2025 from 23.3% a year ago primarily due to sales deleverage as well as higher costs for IT, utilities, maintenance, and other operating costs including delivery fees.

Del Taco Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	2025	2024
Franchise rental revenues	$35,908	$28,201

Royalties	32,372	31,714
Franchise fees and other	2,132	1,077
Franchise royalties and other	34,504	32,791
Franchise contributions for advertising and other services	30,307	30,915
Total franchise revenues	$100,719	$91,907

Franchise occupancy expenses	$35,175	$27,948
Franchise support and other costs	6,491	4,551
Franchise advertising and other services expenses	32,172	33,667
Total franchise costs	$73,838	$66,166
Franchise costs as a percentage of total franchise revenues	73.3%	72.0%

Average number of franchise restaurants	457	429
Franchised restaurant sales	$708,208	$674,804
Franchised restaurant AUVs	$1,549	$1,573
Royalties as a percentage of total franchised restaurant sales	4.6%	4.7%
Franchise rental revenues increased $7.7 million, or 27.3% in 2025 compared to the prior year, primarily due to higher rental income and pass through property tax revenue resulting from new subleases related to restaurants refranchised in fiscal 2025 and 2024.
Franchise royalties and other increased $1.7 million, or 5.2% in 2025 compared to the prior year, primarily due to refranchising activity.
Franchise contributions for advertising and other services revenues decreased $0.6 million, or 2.0% in 2025 compared to the prior year, primarily due to lower IT support revenue, partially offset by increased franchise marketing contributions.
Franchise occupancy expenses, primarily rent, increased $7.2 million, or 25.9% in 2025 compared to the prior year, primarily due to higher operating lease costs in the current year from refranchising.
Franchise support and other costs increased $1.9 million, or 42.6% in 2025 compared to the prior year, primarily due to higher bad debt expense.
Franchise advertising and other service expenses decreased $1.5 million, or 4.4% in 2025 compared to the prior year, primarily due to decreases in IT costs, partially offset by increases in marketing expense resulting from restaurants refranchised.
Company-Wide Results
Depreciation and Amortization
Depreciation and amortization decreased $1.5 million in 2025 as compared with the prior year. The decrease is primarily due to the refranchising of Del Taco restaurants, as well as certain Jack in the Box franchise assets becoming fully depreciated. These decreases were partially offset by increases for new technology assets placed in service and new company restaurant openings.

Selling, General and Administrative (“SG&A”) Expenses
The following table presents the amounts for SG&A expenses in each fiscal year (in thousands):

	2025	2024
Advertising	$39,244	$34,992
Share-based compensation	8,240	13,471
Incentive compensation	6,013	9,911
Cash surrender value of COLI policies, net	(6,882)	(14,390)
Insurance	8,385	4,272
Other	94,635	94,977
	$149,635	$143,233
Advertising costs represent company contributions to our marketing funds and are generally determined as a percentage of company-operated restaurant sales. Advertising costs increased $4.3 million compared to the prior year primarily due an incremental contribution to Jack in the Box brand advertising, partially offset by a decrease in company-operated restaurant sales at both brands in the current year.
Share-based compensation in 2025 decreased by $5.2 million compared to the prior year primarily due to forfeitures as well as lower achievement levels for the Company’s performance share awards.
Incentive compensation in 2025 decreased by $3.9 million compared to the prior year primarily due to lower achievement levels compared to the prior year for the Company’s annual incentive plan.
The cash surrender value of our Company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had an unfavorable impact of $7.5 million as compared to the prior year.
Insurance costs in 2025 increased $4.1 million as compared to the prior year primarily due to a favorable adjustment in 2024 in connection with positive development factors related to workers compensation and general liability claims.
Pre-Opening Costs
Pre-opening costs associated with the opening of a new restaurant or the remodeling of an existing restaurant consist primarily of property rent and employee training costs. Pre-opening costs associated with the opening of a restaurant that was closed upon acquisition consist of labor costs, maintenance and repair costs, and property rent. Pre-opening expenses increased $4.2 million in 2025 as compared to the prior year due to new restaurant openings in certain markets.
Impairment of Goodwill and Intangible Assets
During the third quarter of 2024, the Company identified triggering events that indicated the goodwill allocated to the Del Taco reporting unit might be impaired. The triggering events related to i) a recent negative trend in Del Taco same store sales, ii) lower margins due in part to lower sales and higher wages required in California effective April 1, 2024 under AB 1228 and iii) unfavorable changes in the economic environment specifically impacting our industry, including inflation and interest rates. As a result, the Company performed a quantitative test over the Del Taco reporting unit, noting that the fair value of the reporting unit was less than the carrying value, which resulted in an impairment of goodwill of $162.6 million.
During the second quarter of 2025, the Company identified additional triggering events that indicated the goodwill allocated to the Del Taco reporting unit might be further impaired, including i) continued negative trend in Del Taco same store sales, ii) unfavorable changes in the economic environment specifically impacting our industry, including inflation and interest rates, iii) the potential for a divestment of Del Taco, and iv) a sustained lower share price. As a result, the Company performed a quantitative test over the Del Taco reporting unit, noting that the fair value of the reporting unit was less than the carrying value, which resulted in an impairment of goodwill of $25.3 million for the second quarter of 2025. Refer to Note 5, Goodwill and Intangible Assets, of the notes to the consolidated financial statements for additional information on the valuation methodologies and assumptions used.
As a result of the franchisee acquisition during the third quarter of 2025, the Company recognized additional goodwill of $6.3 million. This additional goodwill was fully impaired based on the results of the quantitative impairment analysis performed in the second quarter of 2025. The goodwill for the Del Taco reporting unit is fully impaired as of the end of 2025.

In connection with the goodwill analysis during the second quarter of 2025, the Company also performed a quantitative analysis over its indefinite-lived intangible trademark asset and as a result, the Company recorded impairment of $177.9 million on the Del Taco trademark asset. During the third and fourth quarters of 2025, the Company performed a qualitative analysis over its indefinite-lived intangible trademark asset, noting no further impairment was deemed necessary. Refer to Note 5, Goodwill and Intangible Assets, of the notes to the consolidated financial statements for additional information on the valuation methodologies and assumptions used.
Other Operating Expense, Net
Other operating expense, net is comprised of the following (in thousands):

	2025	2024
Restructuring, integration and strategic initiatives	$7,298	$15,631
Costs of closed restaurants and other	8,467	2,975
Restaurant impairment charges	4,384	8,008
Accelerated depreciation	99	699
Gains on acquisition of restaurants	(6)	(2,702)
Losses on disposition of property and equipment, net	2,161	185
Other operating expense, net	$22,403	$24,796
Other operating expense, net decreased $2.4 million in 2025 as compared to the prior year. This decrease was primarily due to the decrease in restructuring, integration and strategic initiatives of $8.3 million and a decrease in restaurant impairment charges of $3.6 million relating to under-performing Jack in the Box and Del Taco restaurants. These decreases were partially offset by increased costs of closed restaurants of $5.5 million, a reduction in gain on acquisition of restaurants of $2.7 million, as well as higher net loss on disposition of property and equipment of $2.0 million due to lower proceeds in connection with disposals. Refer also to Note 9, Other Operating Expense, Net, in the notes to the consolidated financial statements for additional information.
Gains on the Sale of Company-Operated Restaurants
In 2025, gains on the sale of company-operated restaurants totaled $3.2 million and were mainly related to the refranchising of 13 Del Taco restaurants. In the prior year, gains on the sale of company-operated restaurants totaled $3.3 million and were mainly related to the refranchising of 47 Del Taco restaurants. Refer to Note 4, Summary of Refranchisings and Franchise Acquisitions, of the notes to the consolidated financial statements for additional information.
Other Pension and Post-Retirement Expenses, Net
Our policy is to fund our pension plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, there was $1.6 million minimum requirement. We do not anticipate making any contributions to our Qualified Plan in fiscal 2026. For additional information, refer to Note 12, Retirement Plans, of the notes to the consolidated financial statements.
Interest Expense, Net
Interest expense, net, is comprised of the following (in thousands):

	2025	2024
Interest expense	$80,606	$82,134
Interest income	(1,665)	(2,118)
Interest expense, net	$78,941	$80,016
Interest expense, net, decreased $1.1 million in 2025. Interest expense decreased by $1.5 million primarily due to lower average borrowings.
Income Taxes
For fiscal year 2025, the Company recorded an income tax benefit of $22.1 million resulting in an effective tax rate of 21.5%. The effective tax rate for such period was driven primarily by the impairment of non-deductible goodwill and non-deductible excess tax deficiency from share-based compensation arrangements, partially offset by non-taxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans.

For fiscal year 2024, the Company recorded income tax expense of $32.4 million resulting in an effective tax rate of (748.9)%. The effective tax rate for such period differed from the U.S. statutory tax rate primarily due to the impact of non-deductible goodwill partially offset by the reversal of state deferred tax liabilities on basis difference of investments in subsidiaries and non-taxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans.
On July 4, 2025, H.R.1 (the “One Big Beautiful Bill Act”) was enacted into law. The Company is continuing to evaluate the potential implications of the legislation. Based on its assessment for fiscal year 2025, the Company did not identify any material impacts to its provision for income taxes in the year of enactment.
LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of short-term and long-term liquidity and capital resources are cash flows from operations and borrowings available under our credit facilities. Our cash requirements consist principally of working capital, general corporate needs, capital expenditures, income tax payments, debt service requirements, franchise tenant improvement allowance and incentive distributions and obligations related to our benefit plans. We generally use available cash flows from operations to invest in our business and service our debt obligations.
As of September 28, 2025, the Company had $81.8 million of cash and restricted cash on its consolidated balance sheet and available borrowings of $96.8 million under our $150.0 million Variable Funding Notes. The Company continually assesses the optimal sources and uses of cash for our business. We review our balance sheet for any undervalued assets and pursue opportunities for capital sources, including the sale of our owned properties and potential for refranchising.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility and revolving credit facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
Cash Flows
The table below summarizes our cash flows for each of the last two fiscal years (in thousands):

	2025	2024
Total cash provided by (used in):
Operating activities	$162,358	$68,816
Investing activities	(74,686)	(69,371)
Financing activities	(60,026)	(131,185)
Net cash flows	$27,646	$(131,740)
Operating Activities. Operating cash flows increased $93.5 million compared with a year ago. This increase is primarily due to favorable changes in working capital of $134.4 million, partially offset by lower net income, when adjusted for non-cash items, of $40.9 million. The change in working capital is primarily a result of $50.3 million paid in 2024 for fiscal 2023 income tax payment deferred in connection with the Southern California winter storm disaster area declaration, $35.0 million received in the current year in connection with a new supply chain contract, and $25.5 million paid in 2024 in connection with the Torrez settlement.
Investing Activities. Cash flows used in investing activities increased $5.3 million compared with a year ago. This increase was primarily due to a reduction in proceeds from the sale of company operated restaurants of $13.0 million and the acquisition of franchise operated restaurants of for $7.2 million, partially offset by a decrease in the purchase of assets intended for sale or leaseback of $15.5 million.

Capital Expenditures — The composition of capital expenditures in each fiscal year is summarized in the table below (in thousands):

	2025	2024
Restaurants:
Remodel / refresh programs	$8,856	$11,027
New restaurants	23,996	24,721
Restaurant facility expenditures	14,218	18,972
Restaurant information technology	38,651	28,019
	85,721	82,739
Corporate Services:
Information technology	2,109	7,976
Corporate facilities	393	462
	2,502	8,438

Total capital expenditures	$88,223	$91,177
In 2025, capital expenditures decreased by $3.0 million compared to a year ago, primarily due to a decrease in corporate technology spending of $5.9 million due to the completion of our new enterprise resource planning software implementation last year. Restaurant facility costs decreased $4.8 million related to lower volume of repair and improvement work versus prior year. Remodel project costs also decreased $2.2 million due to timing of ongoing remodel projects. These decreases were partially offset by an increase in restaurant information technology costs of $10.6 million related to the rollout of a new POS system for Jack in the Box company restaurants as well as investments in digital and other restaurant technology enhancements
Sale and Sale-leaseback Transactions — To optimize our balance sheet and capital structure, we use sales and leaseback financing and provide our franchisees the opportunity to purchase the property that we currently lease to them. There was a decrease in the purchases of Jack in the Box restaurant properties intended for sale or leaseback of $15.5 million in the current year. The Company generated proceeds of $19.9 million related to the sale of property and equipment. There were no sales-leaseback transactions in 2025.
Sale of Company-Operated Restaurants — The Company recorded proceeds of $6.4 million for the sale of company-operated restaurants to franchisees compared to proceeds of $19.4 million in 2024 due to fewer refranchising transactions in the current year. For further information, see Note 4, Summary of Refranchising and Franchise Acquisition, in the notes to the condensed consolidated financial statements.
Financing Activities. Cash flows used in financing activities decreased by $71.2 million compared with a year ago, primarily as a result of a $65.0 million decrease in share repurchases, a decrease in dividends paid of $17.4 million, partially offset by the change year-over-year in net borrowings on the revolving credit facilities of $12.0 million.
Repurchases of Common Stock — In fiscal 2025, the Company repurchased 0.1 million shares of its common stock for an aggregate cost of $5.0 million, including applicable excise tax.
Dividends — In fiscal 2025, the Board of Directors declared two quarterly cash dividends of $0.44 per share, totaling $16.7 million compared to total dividends of $34.2 million in 2024. As previously announced, the Company has discontinued its dividend.
Securitized Financing Facility — Jack in the Box Funding, LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly owned indirect subsidiary of the Company is the master issuer of outstanding senior secured notes under a securitized financing facility that was entered into in July 2019. In February 2022, the Master Issuer completed a refinancing transaction and issued $550.0 million of its Series 2022-1 3.445% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) and $550.0 million of its Series 2022-1 4.136% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II” and, together with the Class A-2-I Notes, the “2022 Notes”). The Anticipated Repayment Dates of the Class A-2-I Notes and the Class A-2-II Notes are February 2027 and February 2032, respectively, and the Anticipated Repayment Dates of the 2019-1 Class A-2-II Notes and the Class A-2-III Notes are August 2026 and August 2029, respectively. The legal final maturity date of the 2019 Notes and 2022 Notes is August 2049 and February 2052, respectively, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Notes will be repaid by the Anticipated Repayment Dates. If the Master Issuer has not repaid or refinanced the Notes prior to the respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture.

In 2022, the Company also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. As of September 28, 2025, we had no amounts outstanding and had available borrowing capacity of $96.8 million under our 2022 Variable Funding Notes, net of letters of credits issued of $53.2 million.
The quarterly principal payment on the Class A-2 Notes may be suspended when the specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. Exceeding the leverage ratio of 5.0x does not violate any covenant related to the Class A-2 Notes. Subsequent to closing the issuance of the 2022 Notes, the Company has had a leverage ratio of greater than 5.0x and, accordingly, the Company resumed making the scheduled amortization payments on its 2022 Notes and Series 2019-1 Notes.
Restricted Cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of September 28, 2025, the Master Issuer had restricted cash of $30.3 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-2 Notes and Variable Funding Notes. As of September 28, 2025, we also had restricted cash of $2.0 million relating to an agreement for a financing structure with a technology partner to allow them to limit their exposure to risk, while they service the franchise-owned locations.
Covenants and Restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of September 28, 2025, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
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
Purchase Commitments — Purchase obligations includes non-cancelable purchase commitments related to information technology agreements , food agreements and volume commitments for beverage products. Refer to Note 16, Commitments and Contingencies, for further detail of our obligations and the timing of expected future payments.
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
In performing a quantitative test for impairment of goodwill, we use the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of the reporting unit. Significant assumptions made by management to estimate fair value under the discounted cash flow method include future cash flow assumptions, which may differ from actual cash flows due to, among other things, economic conditions, or changes in operating performance. The discount rate is our estimate of the required rate of return that a third-party buyer would expect to receive when purchasing a business from us that constitutes a reporting unit. We believe the discount rate is commensurate with the risk and uncertainty inherent in the forecasted cash flows. Significant assumptions used to determine fair value under the guideline public company method include the selection of guideline companies and the valuation multiples applied.
In the process of a quantitative test, if necessary, of the Del Taco trademark intangible asset, we use the relief from royalty method under the income approach method of valuation. Significant assumptions used to determine fair value under the relief from royalty method include future trends in sales, a royalty rate, an estimated income tax rate, and a discount rate to be applied to the forecast revenue stream.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk — We would be exposed to interest rate risk on borrowings under our $150.0 million Variable Funding Notes. As of September 28, 2025, we did not have any outstanding variable rate borrowings.
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
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
a.Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s fiscal year ended September 28, 2025, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
b.Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management, under the oversight of our principal executive officer, principal financial officer, and Audit Committee, assessed the effectiveness of the Company’s internal control over financial reporting as of September 28, 2025. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management has concluded that, as of September 28, 2025, the Company’s internal control over financial reporting was effective, at a reasonable assurance level, based on these criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting, which follows.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Jack in the Box Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Jack in the Box Inc. and subsidiaries’ (the Company) internal control over financial reporting as of September 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 28, 2025 and September 29, 2024, the related consolidated statements of operations, comprehensive (loss) income, cash flows and stockholders’ deficit for each of the fifty-two week periods ended September 28, 2025, September 29, 2024 and October 1, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated November 19, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
November 19, 2025

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
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
That portion of our definitive Proxy Statement appearing under the captions “Election of Directors,” “Director Qualifications and Biographical Information,” and “Committees of the Board” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 2025 and to be used in connection with our 2026 Annual Meeting of Stockholders is hereby incorporated by reference.
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
We have adopted a Code of Ethics, which applies to all Jack in the Box Inc. directors, officers, and employees, including the Chief Executive Officer, Chief Financial Officer, Controller, and all of the financial team. The Code of Ethics is posted on the Company’s corporate website, www.jackintheboxinc.com (under the “Investors — Governance — Governance Documents — Code of Conduct” caption) and is available in print free of charge to any stockholder upon request. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics for the Chief Executive Officer, Chief Financial Officer, and Controller or persons performing similar functions, by posting such information on our corporate website. No such waivers have been issued during fiscal 2025.
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
ITEM 11.    EXECUTIVE COMPENSATION
That portion of our definitive Proxy Statement appearing under the caption “Executive Compensation,” “Director Compensation and Stock Ownership Requirements,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 2025 and to be used in connection with our 2026 Annual Meeting of Stockholders is hereby incorporated by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
That portion of our definitive Proxy Statement appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 2025 and to be used in connection with our 2026 Annual Meeting of Stockholders is hereby incorporated by reference. Information regarding equity compensation plans under which Company common stock may be issued as of September 28, 2025 is set forth in Item 5 of this Report.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
That portion of our definitive Proxy Statement appearing under the caption “Certain Relationships and Related Transactions” and “Directors’ Independence,” if any, to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 2025 and to be used in connection with our 2026 Annual Meeting of Stockholders is hereby incorporated by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
That portion of our definitive Proxy Statement appearing under the caption “Independent Registered Public Accountants Fees and Services” to be filed with the Commission pursuant to Regulation 14A within 120 days after September 28, 2025 and to be used in connection with our 2026 Annual Meeting of Stockholders is hereby incorporated by reference.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
ITEM 15(a) (1)    Financial Statements. See Index to Consolidated Financial Statements on page F-1 of this Report.
ITEM 15(a) (2)    Financial Statement Schedules. None.
ITEM 15(a) (3)    Exhibits.

Number	Description	Form	Filed with SEC
2.1	Agreement and Plan of Merger, dated as of December 5, 2021, by and among Jack in the Box Inc, Epic Merger Sub Inc., and Del Taco Restaurants, Inc.[1]	8-K	12/6/2021
2.2	Stock Purchase Agreement, dated as of October 15, 2025, by and between Jack in the Box Inc., Yadav Enterprises, Inc. and Anil Yadav	8-K	10/16/2025
3.1	Certificate of Amendment of Restated Certificate of Incorporation dated September 21, 2007	8-K	9/24/2007
3.1.1	Restated Certificate of Incorporation, dated March 6, 1992	10-Q	5/14/2020
3.2	Amended and Restated Bylaws of Jack in the Box Inc., effective as of November 14, 2024	8-K	11/20/2024
4.1	Base Indenture, dated as of July 8, 2019, by and between Jack in the Box Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary.	8-K	7/8/2019
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
4.5
Stockholder Protection Rights Agreement, dated as of July 1, 2025, between the Company and Computershare Trust Company, N.A., as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of the Participating Preferred Stock of the Company
		8-K	7/1/2025
4.6	Amendment No. 1 to Stockholder Protection Rights Agreement, dated as of September 8, 2025, between the Company and Computershare Trust Company, N.A., as Rights Agent	8-K	9/8/2025

Number	Description	Form	Filed with SEC
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
		8-K	2/15/2022
10.1.28	Nomination and Cooperation Agreement, dated as of November 3, 2025, by and among the Company, GreenWood Investors, LLC and the entities listed on Schedule A thereto.	8-K	11/7/2025
10.2*	Form of Compensation and Benefits Assurance Agreement for Executives	10-Q	2/20/2008
10.2.1*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers	10-Q	5/17/2012
10.2.2*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers, dated May 8, 2014	10-K	11/21/2014
10.2.3*	Form of Revised Compensation and Benefits Assurance Agreement for certain officers, dated June 15, 2020	10-K	11/18/2020
10.2.20*	Offer Letter by and between Carl Mount and Jack in the Box Inc., dated July 18, 2024	10-K	11/20/2024
10.2.21*	Dean Gordon Consulting Services Agreement, dated August 5, 2024	10-K	11/20/2024
10.2.22*	Offer Letter by and between Lance Tucker and Jack in the Box Inc., dated November 6, 2024	8-K	11/12/2024
10.3*	Amended and Restated Supplemental Executive Retirement Plan	10-Q	2/18/2009
10.3.1 *	First Amendment to Jack in the Box Inc. Supplemental Executive Retirement Plan, As Amended and Restated Effective January 1, 2009	8-K	9/22/2015
10.4*	Amended and Restated Executive Deferred Compensation Plan	10-Q	2/18/2009
10.4.1 *	Jack in the Box Inc. Executive Deferred Compensation Plan, As Amended and Restated Effective January 1, 2016	8-K	9/22/2015
10.5*	Amended and Restated Deferred Compensation Plan for Non-Management Directors	10-K	11/22/2006
10.8*	Jack in the Box Inc. 2004 Stock Incentive Plan, Amended and Restated Effective February 17, 2012	DEF 14A	1/25/2017

Number	Description	Form	Filed with SEC
10.8.1*	Form of Restricted Stock Award for officers and certain members of management under the 2004 Stock Incentive Plan	10-Q	8/5/2009
10.8.2*	Jack in the Box Inc. Non-Employee Director Stock Option Award Agreement under the 2004 Stock Incentive Plan	8-K	11/15/2005
10.8.3*	Form of Restricted Stock Unit Award Agreement for Non-Employee Director under the 2004 Stock Incentive Plan	10-K	11/22/2022
10.8.4*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	5/14/2015
10.8.5*	Form of Stock Option and Performance Share Awards Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013
10.8.6*	Form of Time-Vested Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/22/2013
10.8.7*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/19/2015
10.8.8*	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/19/2015
10.8.9*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2016
10.8.10*	Form of Stock Option and Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/18/2016
10.8.11*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan	10-Q	5/12/2016
10.8.12*	Form of Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-Q	2/21/2019
10.8.13*	Jack in the Box Inc. Special Time-Vesting Restricted Stock Unit Award Agreement Under the 2004 Stock Incentive Plan	10-Q	2/20/2020
10.8.14*	Jack in the Box Inc. Performance Share Award Agreement under the 2004 Stock Incentive Plan	10-K	11/23/2021
10.8.15*	Jack in the Box Inc. Time-Vesting Restricted Stock Unit Award Agreement under the 2004 Stock Incentive Plan	10-K	11/23/2021
10.8.16*	Jack in the Box, Inc Omnibus Incentive Plan, dated March 3, 2023	10-Q	5/17/2023
10.8.17*	Restricted Stock Unit Award Grant Notice - Officer	10-Q	5/17/2023
10.8.18*	Restricted Stock Unit Award Grant Notice - Non-Officer	10-Q	5/17/2023
10.8.19*	Restricted Stock Unit Award Grant Notice - Director	10-Q	5/17/2023
10.8.20*	Performance Stock Unit Award Grant Notice - Officer	10-Q	5/17/2023
10.8.21*	Jack in the Box, Inc. 2023 Omnibus Incentive Plan - Option Grant Notice	10-Q	8/9/2023
10.10.2*	Jack in the Box Inc. Performance Incentive Plan, Effective February 13, 2016	DEF 14A	1/11/2016
10.11*	Form of Amended and Restated Indemnification Agreement between the registrant and individual directors, officers and key employees	10-Q	8/10/2012
19.1	Insider Trading Policy	10-K	11/20/24
21.1	Subsidiaries of the Registrant	_____	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	_____	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	_____	Filed herewith
97.1	Jack in the Box Inc. Incentive Compensation Recoupment Policy	10-K	11/21/2023
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema Document
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document

Number	Description	Form	Filed with SEC
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted in iXBRL

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
November 19, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Each person whose signature appears below constitutes and appoints Lance Tucker and Dawn Hooper, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ LANCE TUCKER	Chief Executive Officer and Director (principal executive officer)	November 19, 2025
Lance Tucker

/s/ DAWN HOOPER	Chief Financial Officer (principal financial officer and principal accounting officer)	November 19, 2025
Dawn Hooper

/s/ DAVID L. GOEBEL	Director and Chairman of the Board	November 19, 2025
David L. Goebel

/s/ GUILLERMO DIAZ, JR.	Director	November 19, 2025
Guillermo Diaz, Jr.

/s/ MADELEINE A. KLEINER	Director	November 19, 2025
Madeleine A. Kleiner

/s/ ENRIQUE RAMIREZ MENA	Director	November 19, 2025
Enrique Ramirez Mena

/s/ MICHAEL W. MURPHY	Director	November 19, 2025
Michael W. Murphy

/s/ JAMES M. MYERS	Director	November 19, 2025
James M. Myers

/s/ VIVIEN M. YEUNG	Director	November 19, 2025
Vivien M. Yeung

Schedules not filed: All schedules have been omitted as the required information is inapplicable, immaterial, or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Jack in the Box Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Jack in the Box Inc. and subsidiaries (the Company) as of September 28, 2025 and September 29, 2024, the related consolidated statements of operations, comprehensive (loss) income, cash flows, and stockholders’ deficit for each of the fifty-two week periods ended September 28, 2025, September 29, 2024 and October 1, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2025 and September 29, 2024, and the results of its operations and its cash flows for each of the fifty-two week periods ended September 28, 2025, September 29, 2024 and October 1, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 19, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Valuation of goodwill and trademark related to the Del Taco reporting unit
As discussed in Notes 1 and 5 to the consolidated financial statements, goodwill and indefinite-lived intangible assets, which includes the Del Taco trademark, are evaluated for impairment annually during the third quarter of each year, and more frequently if events and circumstances warrant. Goodwill and trademark balances are evaluated for impairment by determining whether the fair value of the Company’s reporting units or the fair value of the trademark, respectively, exceed their carrying values. During the second quarter of 2025, the Company identified triggering events that indicated the goodwill allocated to the Del Taco reporting unit might be impaired. As a result, the Company performed a quantitative test over the Del Taco reporting unit, noting the fair value of the reporting unit was less than the carrying value, which resulted in an impairment of the entire goodwill balance of $25.3 million. The Company also performed a quantitative analysis over the Del Taco trademark and as a result recorded impairment of $177.9 million. The valuation of the Del Taco reporting unit used a blended approach with a discounted cash flow analysis in conjunction with a market approach. The estimated fair value used in the assessment of the Del Taco trademark was determined using the relief from royalty method.

We identified the evaluation of the goodwill impairment analysis for the Del Taco reporting unit and the impairment analysis of the Del Taco trademark as a critical audit matter. Evaluating the key assumptions used to determine the estimated fair values of the reporting unit and trademark involved a high degree of subjective auditor judgment. Specifically, the revenue growth rate assumptions used in estimating the fair value of the Del Taco reporting unit and the brand royalty rate assumption used in estimating the fair value of the Del Taco trademark were challenging to evaluate as changes to these assumptions could have had a significant impact on the assessment of the impairment of goodwill and the trademark, respectively.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill and trademark impairment assessment processes, including controls over the revenue growth rate assumptions used in the projected financial information and the brand royalty rate assumption used in the relief from royalty method. We evaluated the reasonableness of the revenue growth rate assumptions for the Del Taco reporting unit by comparing them to industry reports and to historical revenue growth rate trends. In addition, we performed sensitivity analyses over such revenue growth rate assumptions to assess the impact changes to the assumptions could have had on the Company’s fair value estimate. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the brand royalty rate assumption for the Del Taco trademark by comparing the rate to other restaurant royalty.

/s/ KPMG LLP
We have served as the Company’s auditor since 1986.
San Diego, California
November 19, 2025

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 28, 2025	September 29, 2024
ASSETS
Current assets:
Cash	$51,531	$24,745
Restricted cash	30,282	29,422
Accounts and other receivables, net	90,311	83,567
Inventories	3,958	3,922
Prepaid expenses	15,826	13,126
Assets held for sale	18,329	16,493
Other current assets	10,135	10,002
Total current assets	220,372	181,277
Property and equipment, at cost:
Land	82,008	93,950
Buildings	967,676	963,699
Restaurant and other equipment	225,102	171,436
Construction in progress	39,444	49,445
	1,314,230	1,278,530
Less accumulated depreciation and amortization	(870,622)	(848,491)
Property and equipment, net	443,608	430,039
Other assets:
Operating lease right-of-use assets	1,371,454	1,410,083
Intangible assets, net	9,884	10,515
Trademarks	105,600	283,500
Goodwill	136,026	161,209
Deferred tax assets	41,268	—
Other assets, net	265,209	259,006
Total other assets	1,929,441	2,124,313
	$2,593,421	$2,735,629
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$29,489	$35,880
Current operating lease liabilities	159,267	162,017
Accounts payable	71,101	69,494
Accrued liabilities	170,766	166,868
Total current liabilities	430,623	434,259
Long-term liabilities:
Long-term debt, net of current maturities	1,674,487	1,699,433
Long-term operating lease liabilities, net of current portion	1,259,577	1,286,415
Deferred tax liabilities	—	13,612
Other long-term liabilities	167,005	153,708
Total long-term liabilities	3,101,069	3,153,168
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 83,012,784 and 82,825,851 issued, respectively	830	828
Capital in excess of par value	542,177	533,818
Retained earnings	1,769,205	1,866,660
Accumulated other comprehensive loss	(49,858)	(57,475)
Treasury stock, at cost, 64,120,270 and 63,996,399 shares, respectively	(3,200,625)	(3,195,629)
Total stockholders’ deficit	(938,271)	(851,798)
	$2,593,421	$2,735,629
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year
	2025	2024	2023
Revenues:
Company restaurant sales	$627,344	$709,035	$846,278
Franchise rental revenues	368,643	375,428	364,591
Franchise royalties and other	232,820	238,170	240,515
Franchise contributions for advertising and other services	236,507	248,673	240,922
	1,465,314	1,571,306	1,692,306
Operating costs and expenses, net:
Food and packaging	171,077	199,271	250,836
Payroll and employee benefits	222,155	238,047	274,598
Occupancy and other	129,188	139,305	163,273
Franchise occupancy expenses	254,387	245,379	229,602
Franchise support and other costs	18,997	17,281	12,328
Franchise advertising and other services expenses	243,580	259,131	253,533
Selling, general, and administrative expenses	149,635	143,233	172,872
Depreciation and amortization	58,314	59,776	62,287
Pre-opening costs	7,335	3,182	1,385
Impairment of goodwill and intangible assets	209,556	162,624	—
Other operating expense, net	22,403	24,796	10,837
Gains on the sale of company-operated restaurants	(3,243)	(3,255)	(17,998)
	1,483,384	1,488,770	1,413,553
(Loss) earnings from operations	(18,070)	82,536	278,753
Other pension and post-retirement expenses, net	5,814	6,843	6,967
Interest expense, net	78,941	80,016	82,446
(Loss) earnings before income taxes	(102,825)	(4,323)	189,340
Income tax (benefit) expense	(22,106)	32,372	58,514
Net (loss) earnings	$(80,719)	$(36,695)	$130,826

(Loss) earnings per share:
Basic	$(4.24)	$(1.87)	$6.35
Diluted	$(4.24)	$(1.87)	$6.30

Cash dividends declared per common share	$0.88	$1.76	$1.76

See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Fiscal Year
	2025	2024	2023
Net (loss) earnings	$(80,719)	$(36,695)	$130,826
Other comprehensive income:
Actuarial gains (losses) arising during the period	7,705	(9,856)	823
Amortization of actuarial losses and prior service cost reclassified to earnings	2,628	2,135	2,154
	10,333	(7,721)	2,977
Tax effect	(2,716)	2,036	(785)
Other comprehensive income (loss), net of taxes	7,617	(5,685)	2,192

Comprehensive (loss) income	$(73,102)	$(42,380)	$133,018
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year
	2025	2024	2023
Cash flows from operating activities:
Net (loss) earnings	$(80,719)	$(36,695)	$130,826
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	58,314	59,776	62,287
Amortization of franchise tenant improvement allowances and incentives	6,699	4,998	4,647
Deferred finance cost amortization	4,759	4,830	5,040
Excess tax deficiency from share-based compensation arrangements	1,568	51	71
Deferred income taxes	(57,705)	(10,812)	(11,989)
Share-based compensation expense	8,238	13,471	11,205
Pension and postretirement expense	5,814	6,843	6,967
Gains on cash surrender value of company-owned life insurance	(9,122)	(16,480)	(7,346)
Gains on the sale of company-operated restaurants	(3,243)	(3,255)	(17,998)
Gains on acquisition of restaurants	(6)	(2,702)	—
Losses (gains) on the disposition of property and equipment, net	2,161	185	(8,171)
Impairment charges and other	213,997	171,415	6,217
Changes in assets and liabilities, excluding acquisitions and dispositions:
Accounts and other receivables	(4,188)	19,905	(4,048)
Inventories	(37)	(25)	1,367
Prepaid expenses and other current assets	(6,648)	(297)	(1,422)
Operating lease right-of-use assets and lease liabilities	2,750	22,705	2,364
Accounts payable	(1,784)	(15,404)	(1,692)
Accrued liabilities	10,448	(135,159)	47,459
Pension and postretirement contributions	(6,395)	(5,937)	(6,241)
Franchise tenant improvement allowance and incentive disbursements	(7,683)	(2,486)	(3,265)
Other	25,140	(6,111)	(1,272)
Cash flows provided by operating activities	162,358	68,816	215,006
Cash flows from investing activities:
Purchases of property and equipment	(88,223)	(91,177)	(59,994)
Purchases of assets intended for sale or leaseback	(8,827)	(24,297)	(14,960)
Acquisition of franchise-operated restaurants	(7,193)	—	—
Proceeds from the sale and leaseback of assets	—	1,728	3,673
Proceeds from the sale of company-operated restaurants	6,384	19,400	85,221
Proceeds from the sale of property and equipment	19,870	24,975	25,214
Other	3,303	—	3,065
Cash flows (used in) provided by investing activities	(74,686)	(69,371)	42,219
Cash flows from financing activities:
Borrowings on revolving credit facilities	—	6,000	—
Repayments of borrowings on revolving credit facilities	(6,000)	—	(50,000)
Principal repayments on debt	(29,861)	(29,892)	(30,109)
Dividends paid on common stock	(16,614)	(33,972)	(35,890)
Proceeds from issuance of common stock	2	2	263
Repurchases of common stock	(4,996)	(70,000)	(90,029)
Payroll tax payments for equity award issuances	(2,557)	(3,323)	(1,593)
Cash flows used in financing activities	(60,026)	(131,185)	(207,358)
Net increase (decrease) in cash and restricted cash	27,646	(131,740)	49,867
Cash and restricted cash at beginning of year	54,167	185,907	136,040
Cash and restricted cash at end of year	$81,813	$54,167	$185,907
See accompanying notes to consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Dollars in thousands)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at October 2, 2022	82,580,599	$826	$508,323	$1,842,947	$(53,982)	$(3,034,306)	$(736,192)
Shares issued under stock plans, including tax benefit	65,215	—	263	—	—	—	263
Share-based compensation	—	—	11,205	—	—	—	11,205
Dividends declared	—	—	285	(36,175)	—	—	(35,890)
Purchases of treasury stock	—	—	—	—	—	(90,731)	(90,731)
Net earnings	—	—	—	130,826	—	—	130,826
Other comprehensive income	—	—	—	—	2,192	—	2,192
Balance at October 1, 2023	82,645,814	826	520,076	1,937,598	(51,790)	(3,125,037)	(718,327)
Shares issued under stock plans, including tax benefit	180,037	2	—	—	—	—	2
Share-based compensation	—	—	13,471	—	—	—	13,471
Dividends declared	—	—	271	(34,243)	—	—	(33,972)
Purchases of treasury stock	—	—	—	—	—	(70,592)	(70,592)
Net loss	—	—	—	(36,695)	—	—	(36,695)
Other comprehensive loss	—	—	—	—	(5,685)	—	(5,685)
Balance at September 29, 2024	82,825,851	828	533,818	1,866,660	(57,475)	(3,195,629)	(851,798)
Shares issued under stock plans, including tax benefit	186,933	2	—	—	—	—	2
Share-based compensation	—	—	8,238	—	—	—	8,238
Dividends declared	—	—	121	(16,736)	—	—	(16,615)
Purchases of treasury stock	—	—	—	—	—	(4,996)	(4,996)
Net loss	—	—	—	(80,719)	—	—	(80,719)
Other comprehensive income	—	—	—	—	7,617	—	7,617
Balance at September 28, 2025	83,012,784	$830	$542,177	$1,769,205	$(49,858)	$(3,200,625)	$(938,271)
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
As of September 28, 2025, there were 150 company-operated and 1,986 franchise-operated Jack in the Box restaurants and 132 company-operated and 444 franchise-operated Del Taco restaurants.
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
Fiscal year — The Company’s fiscal year is the 52 or 53 weeks ending the Sunday closest to September 30. In fiscal 2023, Del Taco operated on a fiscal year ending the Tuesday closest to September 30. Beginning fiscal 2024, Del Taco’s fiscal year shifted to align with Jack in the Box. As a result, Del Taco’s fiscal 2024 results include two fewer days. Comparisons throughout these notes to the consolidated financial statements refer to the 52-week periods ended September 28, 2025, September 29, 2024, and October 1, 2023 for fiscal years 2025, 2024, and 2023.
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
Restricted cash — In accordance with the terms of our securitized financing facility, certain cash balances are required to be held in trust. Such restricted cash primarily represents cash collections and cash reserves held by the trustee to be used for payments of quarterly interest and commitment fees required for the Class A-2 Notes and Variable Funding Notes. The Company also had restricted cash relating to an agreement for a financing structure with a technology partner to allow them to limit their exposure to risk, while they service the franchise-owned locations. As of September 28, 2025 and September 29, 2024, restricted cash balances were $30.3 million and $29.4 million, respectively.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2025	2024
Balance as of beginning of period	$(4,512)	$(4,146)
Provision for expected credit losses, net	(3,292)	(372)
Write-offs charged against the allowance	1,234	6
Balance as of end of period	$(6,570)	$(4,512)
Inventories — Our inventories consist principally of food, packaging, and supplies, and are valued at the lower of cost or market on a first-in, first-out basis.
Internal-use Software Costs — The Company capitalizes costs incurred to implement software solely for its internal use, including (i) hosted applications used to deliver the Company's support services, and (ii) certain implementation costs incurred in a hosting arrangement that is a service contract when the preliminary project stage is complete, management with the relevant authority authorizes and commits to the funding of the software project, and it is probable the project will be completed and used to perform the intended function. Software implementation costs are capitalized to either other current assets or other long-term assets on the Company's consolidated balance sheet and amortized over the estimated useful life of the developed software. Hosted software implementation costs capitalized were $11.0 million and $11.1 million as of the end of fiscal year 2025 and 2024, respectively. Related amortization expense for software implementation costs was $2.4 million, $4.5 million and $5.0 million during fiscal years 2025, 2024 and 2023, respectively.
Assets held for sale — Our assets held for sale typically includes property and restaurants we plan to sell within the next year, including amounts relating to i) company-owned restaurants to be refranchised, ii) operating restaurant properties which we intend to sell to franchisees and/or sell and leaseback with a third party, and iii) closed restaurant properties which we are marketing for sale. If the determination is made that we no longer expect to sell an asset within the next year, the asset is reclassified out of assets held for sale and back into property and equipment, net. Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell.
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
Buildings, equipment, and leasehold improvements are generally depreciated using the straight-line method based on the estimated useful lives of the assets, over the initial lease term for certain assets acquired in conjunction with the lease commencement for leased properties, or the remaining lease term for certain assets acquired after the commencement of the lease for leased properties. In certain situations, one or more option periods may be used in determining the depreciable life of assets related to leased properties if we deem that an economic penalty would be incurred otherwise. In either circumstance, our policy requires lease term consistency when calculating the depreciation period, in classifying the lease and in computing straight-line rent expense. Building, leasehold improvement assets and equipment are assigned lives that range from 1 to 35 years. Depreciation expense related to property and equipment was $57.8 million, $59.2 million, and $61.7 million in fiscal year 2025, 2024, and 2023, respectively.
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
During the second quarter of 2025, we performed quantitative tests over the Del Taco reporting unit noting that the fair value of the reporting unit was less than the carrying value, which resulted in an impairment of goodwill. Refer also to Note 5, Goodwill and Intangible Assets, in the notes to the consolidated financial statements for additional information.
Intangible assets, net — Intangible assets primarily include franchise contracts, reacquired franchise rights and sublease assets. Franchise contracts, which represent the fair value of franchise agreements based on the projected royalty revenue stream as of the acquisition date, are amortized on a straight-line basis to “Depreciation and amortization” in the consolidated statements of earnings over the remaining term of the franchise agreements. Reacquired franchise rights are recorded in connection with our acquisition of franchised restaurants and are amortized on a straight-line basis to “Depreciation and amortization” in the consolidated statements of earnings over the term of the former franchise agreement. Sublease assets, which represent subleases with stated rent above comparable market rents as of the acquisition date, are amortized on a straight-line basis to “Franchise rental revenues” in the consolidated statements of earnings over the term of the related sublease.
Company-owned life insurance — We have purchased company-owned life insurance (“COLI”) policies to support our non-qualified benefit plans. The cash surrender values of these policies were $135.5 million and $129.7 million as of September 28, 2025 and September 29, 2024, respectively, and are included in “Other assets, net”, in the accompanying consolidated balance sheets. Changes in cash surrender values are included in “Selling, general and administrative expenses” in the accompanying consolidated statements of earnings. These policies reside in an umbrella trust for use only to pay plan benefits to participants or to pay creditors if the Company becomes insolvent.
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
The lease term and incremental borrowing rate for each lease requires judgment by management and can impact the classification of our leases as well as the value of our lease assets and liabilities. When determining the lease term, we consider option periods available, and include option periods in the measurement of the lease right-of-use (“ROU”) asset and lease liability where the exercise is reasonably certain to occur. As our leases do not provide an implicit discount rate, we have determined it is appropriate to use our estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, in calculating our lease liabilities.

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
“Franchise contributions for advertising and other services” includes franchisee contributions to our marketing funds billed on a monthly basis and sourcing and technology fees, as required under the franchise agreements. Contributions to our marketing funds are based on a percentage of sales and recognized as earned. Sourcing and technology services are recognized when the goods or services are transferred to the franchisee.
Gift cards — We sell gift cards to our customers in our restaurants and through selected third parties. The gift cards sold to our customers have no stated expiration dates and are subject to actual or potential escheatment rights in several of the jurisdictions in which we operate. We recognize income from gift cards when redeemed by the customer. Deferred gift card income totaled $2.8 million and $2.7 million as of September 28, 2025 and September 29, 2024, respectively, and are included in “Accrued liabilities” in the accompanying consolidated balance sheets.
While we will continue to honor all gift cards presented for payment, we may determine the likelihood of redemption to be remote for certain card balances due to, among other things, long periods of inactivity. In these circumstances, to the extent we determine there is no requirement for remitting balances to government agencies under unclaimed property laws, card balances may be recognized as income in our consolidated statements of operations. Amounts recognized on unredeemed gift card balances were $0.6 million, $0.8 million, and $1.6 million in fiscal 2025, 2024, and 2023, respectively.
Pre-opening costs — Pre-opening costs associated with the opening of a new restaurant or the remodeling of an existing restaurant consist primarily of property rent and employee training costs. Pre-opening costs associated with the opening of a restaurant that was closed upon acquisition consist of labor costs, maintenance and repair costs, and property rent.
Self-insurance — We are self-insured for a portion of our workers’ compensation, general liability, employee medical and dental, and automotive claims. We utilize a paid-loss plan for our workers’ compensation, general liability, and automotive programs, which have predetermined loss limits per occurrence and in the aggregate. We establish our undiscounted insurance liability and reserves using independent actuarial estimates of expected losses based on a statistical analysis of historical claims data. As of September 28, 2025 and September 29, 2024, our estimated self-insurance liability was $28.1 million and $27.9 million, respectively, and is included in “Accrued liabilities” in the accompanying consolidated balance sheets.
Advertising costs — We administer marketing funds at each of our restaurant brands that include contractual contributions. In 2025, 2024 and 2023, marketing fund contributions from Jack in the Box franchise and company-operated restaurants were approximately 5.0% of sales. In 2025, 2024, and 2023, marketing fund contributions from Del Taco franchise and company-operated restaurants were approximately 4.0% of sales.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Production costs of commercials, programming, and other marketing activities are charged to the marketing funds when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. When contributions to the marketing fund exceed the related advertising expenses, advertising costs are accrued up to the amount of revenues on an annual basis since we are contractually obligated to spend these funds. When advertising costs are greater than the contributions to the marketing fund resulting in a deficit, the excess costs are covered by marketing fund contributions in the following year. As of September 28, 2025, and September 29, 2024, the Jack in the Box marketing fund ended the year with a $0.2 million deficit, and an $0.8 million surplus, respectively. As of September 28, 2025, and September 29, 2024, the Del Taco marketing fund ended the year with a $0.3 million surplus, and a $0.8 million deficit, respectively. In 2025, 2024, and 2023, incremental contributions to the marketing fund were $6.3 million, $0.5 million, and $0.2 million. Total contributions made by the Company, including incremental contributions and marketing fund deficits, if any, are included in “Selling, general, and administrative expenses” in the accompanying consolidated statements of earnings. In fiscal 2025, 2024, and 2023 consolidated advertising costs were $39.3 million, $35.0 million, and $38.9 million, respectively.
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
Recent accounting pronouncements — In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which updates reportable segment disclosure requirements. The ASU requires enhanced disclosures about significant segment expenses and information used to assess segment performance and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company adopted this pronouncement in Form 10-K for fiscal year ended September 28, 2025. Refer to Note 10, Segment Reporting, for additional information.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Additionally, companies will need to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220 - 40): Clarifying the Effective Date. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 should be applied prospectively to financial statements issued for reporting periods beginning after the effective date but entities may elect to apply the ASU retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This amendment introduces a practical expedient for the application of the current expected credit loss (“CECL”) model to current accounts receivable and contract assets. The amendment is effective for annual and interim reporting periods beginning after December 15, 2025, on a prospective basis, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which makes updates to increase the operability of the recognition guidance considering different methods of software development. The guidance is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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
Disaggregation of revenue — The following table disaggregates revenue by segment and primary source for the fiscal year ended September 28, 2025 (in thousands):

	Jack in the Box	Del Taco	Total
Company restaurant sales	$416,716	$210,628	$627,344
Franchise rental revenues	332,735	35,908	368,643
Franchise royalties	189,646	32,372	222,018
Marketing fees	188,992	27,605	216,597
Technology and sourcing fees	17,208	2,702	19,910
Franchise fees and other services	8,670	2,132	10,802
Total revenue	$1,153,967	$311,347	$1,465,314

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table disaggregates revenue by segment and primary source for the fiscal year ended September 29, 2024 (in thousands):

	Jack in the Box	Del Taco	Total
Company restaurant sales	$427,057	$281,978	$709,035
Franchise rental revenues	347,227	28,201	375,428
Franchise royalties	198,377	31,714	230,091
Marketing fees	197,900	26,258	224,158
Technology and sourcing fees	19,857	4,658	24,515
Franchise fees and other services	7,002	1,077	8,079
Total revenue	$1,197,420	$373,886	$1,571,306
The following table disaggregates revenue by segment and primary source for the fiscal year ended October 1, 2023 (in thousands):

	Jack in the Box	Del Taco	Total
Company restaurant sales	$413,748	$432,530	$846,278
Franchise rental revenues	351,283	13,308	364,591
Franchise royalties	207,064	25,669	232,733
Marketing fees	199,917	21,025	220,942
Technology and sourcing fees	16,073	3,907	19,980
Franchise fees and other services	7,226	556	7,782
Total revenue	$1,195,311	$496,995	$1,692,306
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
A summary of significant changes in our contract liabilities is presented below (in thousands):

	2025	2024
Deferred franchise and development fees at beginning of period	$51,990	$50,474
Revenue recognized during the period	(6,285)	(5,854)
Additions during the period	2,802	7,370
Deferred franchise and development fees at end of period	$48,507	$51,990
As of September 28, 2025, approximately $8.6 million of development fees related to unopened stores are included in deferred revenue. Timing of revenue recognition is dependent upon the timing of store openings and are recognized over the franchise term at the date of opening.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period (in thousands):

2026	$4,960
2027	4,652
2028	4,073
2029	3,481
2030	3,011
Thereafter	19,763
$39,940
We have applied the optional exemption, as provided for under ASC Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.
3.ASSETS HELD FOR SALE
Assets held for sale — Assets classified as held for sale consisted of the following at each fiscal year-end (in thousands):

	2025	2024
Jack in the Box restaurant properties (1)	$12,743	$14,567
Other property and equipment (2)	5,586	199
Del Taco restaurants to be refranchised:
Property and equipment	—	1,318
Goodwill	—	409
Assets held for sale	$18,329	$16,493
________________________
(1)Consists of properties that are currently leased to franchisees which we intend to sell the underlying real estate directly to the franchisee and/or sell and leaseback with a third party.
(2)Consists primarily of owned properties of closed restaurants which we are actively marketing for sale.
4.     SUMMARY OF REFRANCHISING AND FRANCHISE ACQUISITION
Refranchising — The following table summarizes the number of restaurants sold to franchisees and gains recognized in each fiscal year (dollars in thousands):

	2025	2024	2023
Restaurants sold to Jack in the Box franchisees	1	—	5
Restaurants sold to Del Taco franchisees	13	47	111

Proceeds from the sale of company-operated restaurants (1)	6,384	$19,400	$85,221
Broker commissions	—	—	(1,614)
Net assets sold (primarily property and equipment)	(1,883)	(5,310)	(17,101)
Goodwill related to the sale of company-operated restaurants	(461)	(6,835)	(35,544)
Franchise fees	(364)	(1,266)	(3,086)
Sublease liabilities, net	—	(140)	(8,559)
Lease termination	(217)	(225)	(393)
Other (2)	(216)	(2,369)	(926)
Gains on the sale of company-operated restaurants	$3,243	$3,255	$17,998
________________________
(1)Amounts in 2025, 2024, and 2023 include additional proceeds of $0.7 million, $1.5 million, and $0.9 million, respectively, related to the extension of the underlying franchise and lease agreements from the sale of restaurants in prior years.
(2)Amount in 2024 is primarily comprised of a $2.2 million loss on sale of assets related to a Del Taco refranchising transaction that closed in the second quarter of 2024.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Franchise Acquisitions — In 2025, the Company acquired 18 Del Taco franchise restaurants for $7.2 million and recognized related goodwill of $6.3 million. In 2024, the Company acquired 10 Del Taco franchise restaurants as part of three separate transactions for total consideration of $86 thousand. Consideration was comprised of franchise receivables owed to the Company as of the acquisition date. There were no such acquisitions in 2023. We account for the acquisition of franchised restaurants using the acquisition method of accounting for business combinations. The purchase price allocations were based on fair value estimates determined using significant unobservable inputs (Level 3).
The following table provides detail of the combined acquisitions in the following periods (dollars in thousands):

	2025	2024
Restaurants acquired from Del Taco franchisees	18	10

Purchase price	7,193	86
Closing and acquisition costs	—	31
Property and equipment	(5,010)	(3,945)
Intangible assets	(165)	(167)
Operating lease right-of-use assets	(9,299)	(3,479)
Operating lease liability	13,607	4,772
Goodwill recorded on franchise acquisition	$6,326	$—
Gain on the acquisition of franchise-operated restaurants (1)	$(6)	$(2,702)
________________________
(1)The gain on acquisition in 2025 relates to the Del Taco acquisition in 2024.

5.GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill during fiscal 2025 and 2024 were as follows (in thousands):

	Jack in the Box	Del Taco	Total
Goodwill	$136,027	$193,959	$329,986
Accumulated impairment losses	—	—	—
Balance at October 1, 2023	136,027	193,959	329,986

Impairment of goodwill	—	(162,624)	(162,624)
Sale of Del Taco company-operated restaurants to franchisees	—	(5,544)	(5,544)
Reclassified to assets held for sale	(200)	(409)	(609)

Goodwill	135,827	188,006	323,833
Accumulated impairment losses	—	(162,624)	(162,624)
Balance at September 29, 2024	135,827	25,382	161,209

Acquisition of Del Taco company-operated restaurants	—	6,326	6,326
Impairment of goodwill	—	(31,656)	(31,656)
Reclassified from (to) assets held for sale	199	(52)	147

Goodwill	136,026	194,280	330,306
Accumulated impairment losses	—	(194,280)	(194,280)
Balance at September 28, 2025	$136,026	$—	$136,026

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During the third quarter of the prior year, the Company identified triggering events that indicated the goodwill allocated to the Del Taco reporting unit might be impaired. The triggering events related to i) a recent negative trend in Del Taco same store sales, ii) lower margins due in part to lower sales and higher wages required in California effective April 1, 2024 under AB 1228 and iii) unfavorable changes in the economic environment specifically impacting our industry, including inflation and interest rates. As a result, the Company performed a quantitative test over the Del Taco reporting unit, noting that the fair value of the reporting unit was less than the carrying value, which resulted in an impairment of goodwill of $162.6 million.
In performing a quantitative test for impairment of goodwill for Del Taco, we use the income approach method of valuation that includes the discounted cash flow method and the market approach that includes the guideline public company method to determine the fair value of the reporting unit. Significant assumptions made by management to estimate fair value under the discounted cash flow method include future cash flow assumptions. The Company also performed a quantitative analysis over its indefinite-lived intangible trademark asset, as well as over its definite-lived intangible assets to determine whether any impairment would need to be recognized, noting none at that time.
During the second quarter of 2025, the Company identified additional triggering events that indicated the goodwill allocated to the Del Taco reporting unit might be further impaired, including i) continued negative trend in Del Taco same store sales, ii) unfavorable changes in the economic environment specifically impacting our industry, including inflation and interest rates, iii) the potential for a divestment of Del Taco, and iv) a sustained lower share price. As a result, the Company performed a quantitative test over the Del Taco reporting unit, noting that the fair value of the reporting unit was less than the carrying value, which resulted in an impairment of goodwill of $25.3 million for the second quarter of 2025. The valuation used a blended approach with a discounted cash flow analysis in conjunction with a market approach. Assumptions and estimates used in determining fair value include revenue growth rates, operating costs, new store openings, capital expenditures, a discount rate that approximates the Company’s weighted average cost of capital and a selection of comparable companies. The Company determined that there was no such triggering event for the Jack in the Box reporting unit.
As a result of the franchisee acquisition during the third quarter of 2025, the Company recognized additional goodwill of $6.3 million. This additional goodwill was fully impaired based on the results of the quantitative impairment analysis performed in the second quarter of 2025. The goodwill for the Del Taco reporting unit is fully impaired as of the end of 2025.
In connection with the goodwill analysis during the second quarter of 2025, and as a result of the triggering events noted above, the Company also performed a quantitative analysis over its indefinite-lived intangible trademark asset and as a result, the Company recorded impairment of $177.9 million on the Del Taco trademark asset as noted below. The Company uses a ‘relief from royalty’ method to value its trademark asset, which includes inputs such as systemwide sales, brand royalty rate, brand-related expenses, tax rate, discount rate and a long-term growth rate. During the third and fourth quarters of 2025, the Company performed a qualitative analysis over its indefinite-lived intangible trademark asset, noting no further impairment was deemed necessary.
The changes in the carrying amount of the Del Taco indefinite-lived trademark during the year-to-date period ended September 28, 2025 was as follows (in thousands):

Balance at September 29, 2024	$283,500
Impairment of trademark	(177,900)
Balance at September 28, 2025	$105,600
The net carrying amounts of intangible assets are as follows (in thousands):

	September 28, 2025			September 29, 2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Definite-lived intangible assets:
Sublease assets	$2,671	$(861)	$1,810	$2,671	$(620)	$2,051
Franchise contracts	9,700	(1,928)	7,772	9,700	(1,389)	8,311
Reacquired franchise rights	629	(327)	302	464	(311)	153
	$13,000	$(3,116)	$9,884	$12,835	$(2,320)	$10,515

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes, as of September 28, 2025, the estimated amortization expense for each of the next five fiscal years (in thousands):

2026	$798
2027	812
2028	761
2029	699
2030 and thereafter	6,814
Total	$9,884
6.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents the financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (2) (Level 1)	Significant Other Observable Inputs (2) (Level 2)	Significant Unobservable Inputs (2) (Level 3)
Fair value measurements as of September 28, 2025:
Non-qualified deferred compensation plan (1)	$18,326	$18,326	$—	$—
Total liabilities at fair value	$18,326	$18,326	$—	$—

Fair value measurements as of September 29, 2024:
Non-qualified deferred compensation plan (1)	$18,481	$18,481	$—	$—
Total liabilities at fair value	$18,481	$18,481	$—	$—
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
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of September 28, 2025 and September 29, 2024 (in thousands):

	September 28, 2025		September 29, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Series 2019 Class A-2 Notes	$692,375	$675,500	$699,625	$684,875
Series 2022 Class A-2 Notes	$1,023,000	$952,720	$1,045,000	$975,507
The fair value of the Class A-2 Notes was estimated using Level 2 inputs based on quoted market prices in markets that are not considered active markets. As of September 28, 2025, we had no amounts outstanding under our Variable Funding Notes.
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
In connection with our impairment reviews performed during 2025 and 2024, the Company impaired certain assets. For further information, see Note 4, Summary of Refranchisings and Assets Held For Sale, Note 5, Goodwill and Intangible Assets, Net, and Note 9, Other Operating Expenses, Net in the notes to the consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
7.INDEBTEDNESS
The detail of our long-term debt at the end of each fiscal year is as follows (in thousands):

	September 28, 2025	September 29, 2024
Series 2019-1 4.476% Fixed Rate Class A-2-II Notes	$262,625	$265,375
Series 2019-1 4.970% Fixed Rate Class A-2-III Notes	429,750	434,250
Series 2022-1 3.445% Fixed Rate Class A-2-I Notes	511,500	522,500
Series 2022-1 4.136% Fixed Rate Class A-2-II Notes	511,500	522,500
Series 2022-1 Variable Funding Notes, variable interest rate of 6.788% at September 28, 2025	—	6,000
Finance lease obligations and other debt	491	913
Total debt	1,715,866	1,751,538
Less current maturities of long-term debt	(29,489)	(35,880)
Less unamortized debt issuance costs	(11,890)	(16,225)
Long-term debt	$1,674,487	$1,699,433
Securitization refinancing transaction — Jack in the Box Funding, LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly owned indirect subsidiary of the Company is the master issuer of outstanding senior secured notes under a securitized financing facility that was entered into in July 2019. In February 2022, the Master Issuer completed a refinancing transaction and issued $550.0 million of its Series 2022-1 3.445% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) and $550.0 million of its Series 2022-1 4.136% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II” and, together with the Class A-2-I Notes, the “2022 Notes”). Interest payments on the 2022 Notes are payable on a quarterly basis. The Anticipated Repayment Dates of the Class A-2-I Notes and the Class A-2-II Notes are February 2027 and February 2032, respectively, and the Anticipated Repayment Dates of the 2019-1 Class A-2-II Notes and the Class A-2-III Notes are August 2026 and August 2029, respectively. The legal final maturity date of the 2019 Notes and 2022 Notes is August 2049 and February 2052, respectively, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Notes will be repaid by the Anticipated Repayment Dates. If the Master Issuer has not repaid or refinanced the Notes prior to the respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture.
The Company also entered into a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. As of September 28, 2025, we did not have any outstanding borrowings and had available borrowing capacity of $96.8 million, net of letters of credits issued of $53.2 million.
The net proceeds of the sale of the 2022 Notes were used to repay in full of $570.7 million in aggregate outstanding principal amount of the Company’s Series 2019-1 Class A-2-I Notes, together with the applicable make-whole premium and unpaid interest, and was used to fund a portion of the Company’s acquisition of Del Taco. As a result, the Company recorded a loss on early extinguishment of debt of $5.6 million during the second quarter of 2022, which was comprised of the write-off of certain deferred financing costs and a specified make-whole premium payment, and is presented in “Interest expense, net” in the consolidated statement of operations. Additionally, in connection with the 2022 Notes, the Company capitalized $17.4 million of debt issuance costs, which are being amortized into interest expense over the Anticipated Repayment Dates, utilizing the effective interest rate method. The costs related to our Variable Funding Notes are presented within “Other assets, net” and are being amortized over the Anticipated Repayment Dates using the straight-line method. The costs related to our Variable Funding Notes are presented within “Other assets, net” and are being amortized over the Anticipated Repayment Date of February 2027 using the straight-line method. As of September 28, 2025, the effective interest rates, including the amortization of debt issuance costs, were 4.851%, 5.258%, 3.796%, and 4.347% for the Series 2019-1 Class A-2-II Notes, Series 2019-1 Class A-2-III Notes, Series 2022-1 Class A-2-I Notes, and Series 2022-1 Class A-2-II Notes, respectively.
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
Revolving credit facility — In 2022, Del Taco entered into a syndicated revolving credit facility with an aggregate principal amount of up to $75.0 million, which matured on February 28, 2025 and was not renewed.
Maturities of long-term debt — Assuming repayment by the Anticipated Repayment Dates and based on the leverage ratio as of September 28, 2025, principal payments on our long-term debt outstanding at September 28, 2025 for each of the next five fiscal years and thereafter are as follows (in thousands):

2026	$289,364
2027	516,034
2028	15,538
2029	427,292
2030	11,046
Thereafter	456,592
$1,715,866
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Company as lessee — Leased assets and liabilities consisted of the following as of September 28, 2025 and September 29, 2024 (in thousands):

	September 28, 2025	September 29, 2024
Assets:
Operating lease ROU assets	$1,371,454	$1,410,083
Finance lease ROU assets (1)	126	416
Total ROU assets	$1,371,580	$1,410,499
Liabilities:
Current operating lease liabilities	$159,267	$162,017
Current finance lease liabilities (2)	208	602
Long-term operating lease liabilities	1,259,577	1,286,415
Long-term finance lease liabilities (2)	—	—
Total lease liabilities	$1,419,052	$1,449,034
________________________
(1)Included in “Property and equipment, net” on our consolidated balance sheets.
(2)Included in “Current maturities of long-term debt” and “Long-term debt, net of current maturities” on our consolidated balance sheets.
The following table presents the components of our lease costs in fiscal 2025, 2024, and 2023 (in thousands):

	2025	2024	2023
Lease costs:
Finance lease cost:
Amortization of ROU assets (1)	$453	$492	$691
Interest on lease liabilities (2)	22	68	55
Operating lease cost (3)	244,644	243,488	240,153
Short-term lease cost (3)	529	195	730
Variable lease cost (3)(4)	55,751	51,374	50,448
	$301,399	$295,617	$292,077
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
(4)Includes $44.2 million, $41.0 million, and $39.9 million in 2025, 2024, and 2023, respectively, of property taxes and common area maintenance costs which are reimbursed by sub-lessees.
The following table presents supplemental information related to leases:

	September 28, 2025	September 29, 2024
Weighted-average remaining lease term (in years):
Finance leases	0.2	0.8
Operating leases	11.2	11.1
Weighted-average discount rate:
Finance leases	5.7%	7.0%
Operating leases	6.1%	5.9%

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table presents as of September 28, 2025, the annual maturities of our lease liabilities (in thousands):

	Finance Leases	Operating Leases
Fiscal year:
2026	$214	$238,490
2027	—	239,965
2028	—	197,994
2029	—	160,333
2030	—	151,714
Thereafter	—	1,027,497
Total future lease payments (1)	$214	$2,015,993
Less: imputed interest	(6)	(597,149)
Present value of lease liabilities	$208	$1,418,844
Less current portion	(208)	(159,267)
Long-term lease obligations	$—	$1,259,577
________________________
(1)Total future lease payments include non-cancellable commitments of $0.2 million for finance leases and $1,303.7 million for operating leases.
Assets recorded under finance leases are included in property and equipment, and consisted of the following at each fiscal year-end (in thousands):

	2025	2024
Buildings	$—	$—
Equipment	5,549	6,003
Less accumulated amortization	(5,423)	(5,587)
	$126	$416
The following table includes supplemental cash flow and non-cash information related to our lessee leases (in thousands):

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$240,732	$218,916
Operating cash flows from financing leases	$22	$68
Financing cash flows from financing leases	$583	$617
Supplemental noncash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease obligations	$143,795	$191,923
Right-of-use assets obtained in exchange for new financing lease obligations	$—	$—
Sale and leaseback transactions — In fiscal 2025, there were no sale and leaseback transactions.
In fiscal 2024, we sold one restaurant property in a sale and leaseback transaction for net proceeds of $1.7 million, and recorded a total loss of less than $0.1 million. The lease has been accounted for as an operating lease and contains an initial term of 20 years.
In fiscal 2023, we sold one restaurant properties in sale and leaseback transactions for net proceeds of $3.7 million, and recorded total losses of $0.1 million. The leases have been accounted for as operating leases and contain initial terms of 16 years and 20 years.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Company as lessor — The following table presents rental income (in thousands):

	2025			2024
	Owned Properties	Leased Properties	Total	Owned Properties	Leased Properties	Total
Operating lease income - franchise	$16,859	$245,062	$261,921	$18,301	$242,111	$260,412
Variable lease income - franchise	12,467	92,888	105,355	12,522	100,903	113,425
Amortization of sublease assets and liabilities, net	—	1,367	1,367	—	1,591	1,591
Franchise rental revenues	$29,326	$339,317	$368,643	$30,823	$344,605	$375,428
Operating lease income - closed restaurants and other (1)	$223	$8,147	$8,370	$31	$7,662	$7,693
________________________
(1)Primarily relates to closed restaurant properties included in “Other operating expense, net” in our consolidated statements of earnings.
The following table presents as of September 28, 2025, future minimum rental receipts for non-cancellable leases and subleases (in thousands):

September 28, 2025
Fiscal year:
2026	$260,867
2027	261,171
2028	216,010
2029	171,837
2030	165,455
Thereafter	1,128,479
Total minimum rental receipts	$2,203,819
Assets held for lease and included in property and equipment consisted of the following at each fiscal year-end (in thousands):

	September 28, 2025	September 29, 2024
Land	$66,796	$71,130
Buildings	789,797	763,697
Equipment	1,727	716
	858,320	835,543
Less accumulated depreciation	(704,564)	(669,459)
	$153,756	$166,084
9.OTHER OPERATING EXPENSE, NET
Other operating expense, net, in the accompanying consolidated statements of earnings is comprised of the following in each fiscal year (in thousands):

	2025	2024	2023
Restructuring, integration and strategic initiatives	$7,298	$15,631	$9,112
Costs of closed restaurants and other	8,467	2,975	4,786
Restaurant impairment charges	4,384	8,008	4,569
Accelerated depreciation	99	699	541
Gains on acquisition of restaurants	(6)	(2,702)	—
Losses (gains) on disposition of property and equipment, net	2,161	185	(8,171)
Other operating expenses, net	$22,403	$24,796	$10,837
Restructuring, integration and strategic initiatives — Costs incurred primarily relate to strategic consulting fees as well as severance, retention bonuses and technology integration from the initial acquisition and divestiture of Del Taco.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Cost of closed restaurants — Cost of closed restaurants primarily include ongoing costs associated with closed restaurants and cancelled project costs.
Restaurant impairment charges — In 2025, impairment charges included $1.9 million relating to under-performing Jack in the Box restaurants and $2.4 million relating to under-performing Del Taco restaurants. In 2024, impairment charges included $5.4 million relating to under-performing Jack in the Box restaurants and $2.6 million relating to underperforming Del Taco restaurants. In 2023, impairment charges included $4.4 million relating to under-performing Del Taco restaurants.
Accelerated depreciation — When a long-lived asset will be replaced or otherwise disposed of prior to the end of its estimated useful life, the useful life of the asset is adjusted based on the estimated disposal date and accelerated depreciation is recognized. In 2025, 2024 and 2023, accelerated depreciation primarily related to facility improvements, restaurant remodels, and information technology assets.
Gains on acquisition of restaurants — In 2024, gains primarily relate to the gains on acquisition of Del Taco restaurants. Refer also to Note 4, Summary of Refranchisings and Franchise Acquisitions, in the notes to the consolidated financial statements for results of these tests and for additional information.
Losses (gains) on disposition of property and equipment, net — In 2025, losses primarily relate to the disposal of other property and equipment for Jack in the Box and Del Taco. In 2024, losses primarily relate to the disposal of other property and equipment for Del Taco, partially offset by gains primarily relating to the sale of Jack in the Box restaurant properties to franchisees who were leasing the properties from us prior to the sale. In 2023, gains primarily relate to the sale of Jack in the Box restaurant properties to franchisees who were leasing the properties from us prior to the sale.
10.SEGMENT REPORTING
The Company’s principal business consists of developing, operating and franchising our Jack in the Box and Del Taco restaurant brands, each of which is considered a reportable operating segment. Our chief operating decision maker (“CODM”) in 2025 is our Chief Executive Officer, Lance Tucker. Our segment reporting structure reflects the Company’s current management structure, internal reporting method and financial information used in deciding how to allocate Company resources. Based upon certain quantitative thresholds, each operating segment is considered a reportable segment.
The Company measures and evaluates our segments based on segment revenues and segment profit (loss). The CODM reviews segment profits and significant expense categories to assess performance, identify trends or changes, and determine the proper allocation of resources. The reportable segments do not include an allocation of the costs related to shared service functions, such as accounting/finance, human resources, audit services, legal, tax and treasury. These costs are reflected in the caption “general and administrative and other unallocated” below.
Our measure of segment profit excludes general and administrative and other unallocated costs, depreciation and amortization, company-owned life insurance (“COLI”) gains/ losses, impairment of goodwill and intangible assets, other operating expense (income), net, and gains on the sale of company-operated restaurants.
We do not evaluate, manage or measure performance of segments using asset values, pension or post-retirement expense, interest income and expense, or income tax information as they are not viewed by the Company as relevant to segment performance. Accordingly, this information by segment is not prepared or disclosed.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table provides information related to our operating segments in each period (in thousands):

	2025
	Jack in the Box	Del Taco	Total
Revenues by segment	$1,153,967	$311,347	$1,465,314
Less:
Food and packaging	116,472	54,605	171,077
Payroll and employee benefits	140,789	81,366	222,155
Occupancy and other operating costs	77,807	51,381	129,188
Other segment expense (1)	46,073	26,536	72,609
Franchise expenses	443,126	73,838	516,964
Segment profit (loss):	329,700	23,621	353,321
General and administrative and other unallocated			91,243
Depreciation and amortization			58,314
(Gain)/ loss on COLI			(6,882)
Impairment of goodwill and intangible assets			209,556
Other operating expense (income), net			22,403
Gains on the sale of company-operated restaurants			(3,243)
Other pension and post-retirement expenses, net			5,814
Interest expense, net			78,941
(Loss) earnings before income taxes			$(102,825)
________________________
(1)Other segment expense represents selling, general, and administrative costs, pre-opening costs, and certain amortization expenses attributable to the identified operating segments.

	2024
	Jack in the Box	Del Taco	Total
Revenues by segment	$1,197,420	$373,886	$1,571,306
Less:
Food and packaging	126,064	73,207	199,271
Payroll and employee benefits	134,678	103,369	238,047
Occupancy and other operating costs	73,736	65,569	139,305
Other segment expense	32,385	28,416	60,801
Franchise expenses	455,625	66,166	521,791
Segment profit (loss):	374,932	37,159	412,091
General and administrative and other unallocated			100,004
Depreciation and amortization			59,776
(Gain)/ loss on COLI			(14,390)
Impairment of goodwill and intangible assets			162,624
Other operating expense (income), net			24,796
Gains on the sale of company-operated restaurants			(3,255)
Other pension and post-retirement expenses, net			6,843
Interest expense, net			80,016
(Loss) earnings before income taxes			$(4,323)

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2023
	Jack in the Box	Del Taco	Total
Revenues by segment	$1,195,311	$496,995	$1,692,306
Less:
Food and packaging	130,905	119,931	250,836
Payroll and employee benefits	127,357	147,241	274,598
Occupancy and other operating costs	69,216	94,057	163,273
Other segment expense	30,757	40,535	71,292
Franchise expenses	454,390	41,073	495,463
Segment profit (loss):	382,686	54,158	436,844
General and administrative and other unallocated			108,918
Depreciation and amortization			62,287
(Gain)/ loss on COLI			(5,953)
Other operating expense (income), net			10,837
Gains on the sale of company-operated restaurants			(17,998)
Other pension and post-retirement expenses, net			6,967
Interest expense, net			82,446
(Loss) earnings before income taxes			$189,340

11.    INCOME TAXES
Income taxes consist of the following in each fiscal year (in thousands):

	2025	2024	2023
Current:
Federal	$25,760	$32,251	$53,229
State	9,839	10,933	17,274
	35,599	43,184	70,503
Deferred:
Federal	(42,744)	(2,696)	(10,642)
State	(14,961)	(8,116)	(1,347)
	(57,705)	(10,812)	(11,989)
Income tax (benefit) expense from continuing operations	$(22,106)	$32,372	$58,514

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The expense (benefit) for income taxes differs from the amount computed by applying the U.S. federal statutory rate to pre-tax income (loss). The sources and tax effects of the differences are as follows (in thousands):

	2025		2024		2023
Pre-tax (loss) income	$(102,825)		$(4,323)		$189,340

Income tax at federal statutory rate	(21,593)	21.0%	(908)	21.0%	39,821	21.0%
State income taxes, net of federal benefit	(5,450)	5.3%	(233)	5.4%	10,587	5.6%
Stock-based compensation expense	1,568	(1.5)%	51	(1.2)%	71	—%
Tax credits, net of valuation allowance	(334)	0.3%	(340)	7.9%	(818)	(0.4)%
Nondeductible goodwill related to impairment	6,602	(6.4)%	35,075	(811.5)%	—	—%
Nondeductible goodwill related to the sale of company-operated restaurants	120	(0.1)%	1,787	(41.3)%	9,280	4.9%
State audit accrual	(747)	0.7%	—	—%	—	—%
Benefit related to COLIs	(2,271)	2.2%	(4,703)	108.8%	(1,947)	(1.0)%
Officers’ compensation limitation	(333)	0.3%	1,306	(30.2)%	1,188	0.6%
Other, net	332	(0.3)%	337	(7.8)%	332	0.2%
Effective tax rate	$(22,106)	21.5%	32,372	(748.9)%	58,514	30.9%
The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at each fiscal year-end are presented below (in thousands):

	2025	2024
Deferred tax assets:
Operating and finance lease liabilities	$372,538	$381,522
Deferred income	22,974	15,465
Accrued defined benefit pension and postretirement benefits	19,096	22,074
Accrued insurance	7,145	7,135
Share-based compensation	5,869	6,814
Deferred interest deduction	5,606	1,664
Accrued legal settlements	5,377	4,764
Property and equipment, net of impairment	4,107	5,847
Accrued incentive compensation	1,921	2,692
Other reserves and allowances	1,778	1,241
Accrued compensation expense	1,325	1,254
Capitalized research costs	1,152	1,443
Tax loss and tax credit carryforwards	398	387
Other, net	2,509	2,537
Total gross deferred tax assets	451,795	454,839
Valuation allowance	—	—
Total net deferred tax assets	451,795	454,839
Deferred tax liabilities:
Operating and finance lease ROU assets	(367,274)	(378,531)
Intangible assets	(41,128)	(88,378)
Other	(2,125)	(1,542)
Total gross deferred tax liabilities	(410,527)	(468,451)
Net deferred tax assets (liabilities)	$41,268	$(13,612)
Deferred tax assets as of September 28, 2025 include state gross net operating loss carryforwards of approximately $10.6 million, of which $8.6 million has an indefinite carryforward. The remainder will expire at various times between 2026 and 2042. The Company believes it is more likely than not that all deferred tax assets will be realized through future taxable income or alternative tax strategies.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The major jurisdictions in which the Company files income tax returns includes the United States and states in which we operate that impose an income tax. The federal statutes of limitations have not expired for fiscal year 2022 and forward. The statutes of limitations for California, which constitutes the Company's major state tax jurisdiction, have not expired for fiscal years 2021 and forward.
12.RETIREMENT PLANS
We sponsor programs that provide retirement benefits to our employees. These programs include defined contribution plans, defined benefit pension plans, and postretirement healthcare plans.
Defined contribution plans — We maintain a qualified savings plan pursuant to Section 401(k) of the Internal Revenue Code (“IRC”) called the Jack in the Box Inc. Easy$aver Plus Plan. Previously, we also maintained the Del Taco Savings Plan which was merged into the Easy$aver Plus Plan effective January 1, 2024. The plan allows all employees who meet certain age and minimum service requirements to defer a percentage of their pay on a pre-tax basis. Our contributions under these plans were $3.4 million, $3.3 million, and $2.3 million in each fiscal years 2025, 2024 and 2023, respectively.
We also maintain an unfunded, non-qualified deferred compensation plan for key executives and other members of management whose compensation deferrals or company matching contributions to the qualified savings plan are limited due to IRC rules. Effective January 1, 2016, this non-qualified plan was amended to replace the company matching contribution with an annual restoration match that is intended to “restore” up to the full match for participants whose elective deferrals (and related company matching contributions) to the qualified savings plan were limited due to IRC rules. A participant’s right to the Company restoration match vests immediately. This plan allows participants to defer up to 50% of their salary and 85% of their bonus, on a pre-tax basis. Our contributions under the non-qualified deferred compensation plan were $0.1 million in fiscal year 2025, $0.2 million in fiscal year 2024, and $0.1 million in fiscal year 2023.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Obligations and funded status — The following table provides a reconciliation of the changes in benefit obligations, plan assets, and funded status of our retirement plans for each fiscal year (in thousands):

	Qualified Plan		SERP		Postretirement Health Plans
	2025	2024	2025	2024	2025	2024
Change in benefit obligation:
Obligation at beginning of year	$297,920	$266,345	$57,097	$53,513	$12,654	$11,891
Interest cost	14,825	15,791	2,778	3,188	615	711
Participant contributions	—	—	—	—	103	102
Actuarial (gain) loss	(17,080)	29,769	(3,572)	5,199	320	1,186
Benefits paid	(14,275)	(13,985)	(5,169)	(4,803)	(1,445)	(1,268)
Settlements and other	—	—	—	—	116	32
Obligation at end of year	$281,390	$297,920	$51,134	$57,097	$12,363	$12,654
Change in plan assets:
Fair value at beginning of year	$302,439	$275,143	$—	$—	$—	$—
Actual return on plan assets	2,405	41,281	—	—	—	—
Participant contributions	—	—	—	—	103	102
Employer contributions	—	—	5,169	4,803	1,226	1,134
Benefits paid	(14,275)	(13,985)	(5,169)	(4,803)	(1,445)	(1,268)
Settlements and other	—	—	—	—	116	32
Fair value at end of year	$290,569	$302,439	$—	$—	$—	$—
Funded (unfunded) status at end of year	$9,179	$4,519	$(51,134)	$(57,097)	$(12,363)	$(12,654)
Amounts recognized on the balance sheet:
Noncurrent assets	$9,179	$4,519	$—	$—	$—	$—
Current liabilities	—	—	(4,814)	(5,124)	(1,140)	(1,111)
Noncurrent liabilities	—	—	(46,320)	(51,973)	(11,223)	(11,543)
Total asset (liability) recognized	$9,179	$4,519	$(51,134)	$(57,097)	$(12,363)	$(12,654)
Amounts in AOCI not yet reflected in net periodic benefit cost:
Unamortized actuarial loss (gain), net	$94,069	$100,938	$13,980	$18,542	$(7,034)	$(8,132)
Unamortized prior service cost	—	—	—	—	—	—
Total	$94,069	$100,938	$13,980	$18,542	$(7,034)	$(8,132)
Other changes in plan assets and benefit obligations recognized in OCI:
Net actuarial loss (gain)	$(4,453)	$3,470	$(3,572)	$5,199	$320	$1,186
Amortization of actuarial (loss) gain	(2,416)	(2,403)	(990)	(632)	778	914
Amortization of prior service cost	—	—	—	(14)	—	—
Total recognized in OCI	(6,869)	1,067	(4,562)	4,553	1,098	2,100
Net periodic benefit (credit) cost	2,209	3,212	3,768	3,834	(163)	(203)
Total recognized in comprehensive income	$(4,660)	$4,279	$(794)	$8,387	$935	$1,897
The net actuarial gain arising in the current year for the benefit obligations was primarily due to an increase in the discount rate on the qualified plan from the prior year.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of September 28, 2025 and September 29, 2024, respectively, the Qualified Plan’s ABO was less than the fair value of its plan assets. The SERP is an unfunded plan and, as such, had no plan assets as of September 28, 2025 and September 29, 2024. The following sets forth the PBO, ABO, and fair value of plan assets of our pension plans as of the measurement date in each fiscal year (in thousands):

	2025	2024
Qualified Plan:
Projected benefit obligation	$281,390	$297,920
Accumulated benefit obligation	$281,390	$297,920
Fair value of plan assets	$290,569	$302,439
SERP:
Projected benefit obligation	$51,134	$57,097
Accumulated benefit obligation	$51,134	$57,097
Fair value of plan assets	$—	$—
Net periodic benefit cost — The components of the fiscal year net periodic benefit cost were as follows (in thousands):

	2025	2024	2023
Qualified Plan:
Interest cost	$14,825	$15,791	$16,068
Expected return on plan assets	(15,032)	(14,982)	(15,105)
Actuarial loss	2,416	2,403	2,349
Net periodic benefit cost	$2,209	$3,212	$3,312
SERP:
Interest cost	$2,778	$3,188	$3,149
Actuarial loss	990	632	718
Amortization of unrecognized prior service cost	—	14	19
Net periodic benefit cost	$3,768	$3,834	$3,886
Postretirement health plans:
Interest cost	$615	$711	$700
Actuarial (gain) loss	(778)	(914)	(932)
Net periodic benefit (credit) cost	$(163)	$(203)	$(232)
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Assumptions — We determine our actuarial assumptions on an annual basis. In determining the present values of our benefit obligations and net periodic benefit costs as of and for the fiscal years ended September 28, 2025, September 29, 2024, and October 1, 2023, we used the following weighted-average assumptions:

	2025	2024	2023
Assumptions used to determine benefit obligations (1) (2):
Qualified Plan:
Discount rate	5.63%	5.11%	6.10%
SERP:
Discount rate	5.45%	5.09%	6.26%
Postretirement health plans:
Discount rate	5.39%	5.09%	6.27%
Assumptions used to determine net periodic benefit cost (2) (3):
Qualified Plan:
Discount rate	5.11%	6.10%	5.63%
Long-term rate of return on assets	5.10%	5.60%	5.10%
SERP:
Discount rate	5.09%	6.26%	5.80%
Postretirement health plans:
Discount rate	5.09%	6.27%	5.82%
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
The assumed discount rate and expected long-term rate of return on assets have a significant effect on amounts reported for our pension and postretirement plans. If the discount rate and expected rate of return on assets used were to decrease by 0.25%, fiscal 2025 earnings before income taxes would have decreased by less than $0.1 million and decreased by $0.7 million, respectively.
For measurement purposes, the weighted-average assumed health care cost trend rates for our postretirement health plans were as follows for each fiscal year:

	2025	2024	2023
Healthcare cost trend rate for next year:
Participants under age 65	6.50%	6.25%	6.25%
Participants age 65 or older	6.50%	6.25%	6.25%
Rate to which the cost trend rate is assumed to decline:
Participants under age 65	4.50%	4.50%	4.50%
Participants age 65 or older	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate:
Participants under age 65	2032	2031	2031
Participants age 65 or older	2032	2031	2031
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Plan assets — Our investment philosophy is to invest assets in a prudent manner to meet the obligation of providing benefits to Plan participants and their beneficiaries in accordance with the time horizon appropriate for the Plan while employing asset diversification to minimize the risk of large losses. Our asset allocation strategy utilizes multiple investment managers in order to maximize the plan’s return while minimizing risk. We regularly monitor our asset allocation, and senior financial management and the Board of Directors review performance results quarterly. We continually review our target asset allocation for our Qualified Plan and when changes are made, we reallocate our plan assets over a period of time, as deemed appropriate by senior financial management, to achieve our target asset allocation. Our plan asset allocation at the end of each fiscal 2025 and 2024 and respective target allocations were as follows:

	2025	Target	Minimum	Maximum
Cash & cash equivalents	2%	—%	—%	—%
Global equity	12%	12%	7%	17%
Alternative credit	11%	9%	4%	14%
Real assets	9%	9%	4%	14%
Liability-hedging assets	66%	70%	60%	80%
	100%	100%

	2024	Target	Minimum	Maximum
Cash & cash equivalents	1%	—%	—%	—%
Global equity	13%	12%	7%	17%
Alternative credit	11%	9%	4%	14%
Real assets	9%	9%	4%	14%
Liability-hedging assets	66%	70%	60%	80%
	100%	100%
The Company measures its defined benefit plan assets and obligations as of the month-end date closest to its fiscal year end, which is a practical expedient under FASB authoritative guidance. The fair values of the Qualified Plan’s assets by asset category are as follows (in thousands):

		Total	Other (i.e., NAV Assets) (3)	Quoted Prices in Active Markets for Identical (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair Value at September 30, 2025:
Cash and cash equivalents	(1)	$5,793	$—	$—	$5,793	$—
Equity:
Global equity	(2)	35,961	35,961	—	—	—
Fixed income:
Liability-hedging assets	(4)	190,685	87,111	—	103,574	—
Alternative credit	(5)	31,629	31,629	—	—	—
Real assets	(6)	26,501	26,501	—	—	—
		$290,569	$181,202	$—	$109,367	$—
Fair Value at September 30, 2024:
Cash and cash equivalents	(1)	$2,933	$—	$—	$2,933	$—
Equity:
Global equity	(2)	40,193	40,193	—	—	—
Fixed income:
Liability-hedging assets	(4)	200,675	86,089	—	114,586	—
Alternative credit	(5)	32,100	32,100	—	—	—
Real assets	(6)	26,538	26,538	—	—	—
		$302,439	$184,920	$—	$117,519	$—
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

Future cash flows — Our policy is to fund our plans at or above the minimum required by law. As of the date of our last actuarial funding valuation, the minimum required contribution is $1.6 million and must be satisfied by September 15, 2026. At this time, we do not anticipate making any contributions to our Qualified Plan in fiscal 2026 as this requirement may also be satisfied by application of the available funding balances. Contributions expected to be paid in the next fiscal year, the projected benefit payments for each of the next five fiscal years, and the total aggregate amount for the subsequent five fiscal years are as follows (in thousands):

	Defined Benefit Plans	Postretirement Health Plans
Estimated net contributions during fiscal 2026	$4,814	$1,170
Estimated future year benefit payments during fiscal years:
2026	$20,915	$1,170
2027	$21,246	$1,182
2028	$21,635	$1,186
2029	$22,056	$1,180
2030	$22,455	$1,165
2031-2035	$117,352	$5,296
We will continue to evaluate contributions to our Qualified Plan based on changes in pension assets as a result of asset performance in the current market and economic environment. Expected benefit payments are based on the same assumptions used to measure our benefit obligations at September 28, 2025.
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
Our Amended and Restated 2004 Stock Incentive Plan (“Prior Plan”) authorized the issuance of up to 11,600,000 common shares in connection with the granting of stock options, stock appreciation rights, restricted stock purchase rights, restricted stock bonuses, restricted stock units, or performance units to our employees and directors. As of January 1, 2023, no additional awards were granted under the Prior Plan. Our Jack in the Box Inc. 2023 Omnibus Incentive Plan (“Plan”) authorizes the issuance of up to 2,500,000 common shares plus Prior Plan returning shares in connection with outstanding awards as of January 6, 2023 that on or following such date are not issued, settled in cash, or fail to vest. The Plan is intended to help the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company, and provide a means by which such persons may benefit from increases in value of the common stock. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, or performance stock awards, to our employees and directors. There were 972,739 shares of common stock available for future issuance under this plan as of September 28, 2025.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
We also maintain a deferred compensation plan for non-management directors under which those who are eligible to receive retainers may choose to defer receipt of their compensation. The deferred amounts are converted to stock equivalents. The plan requires settlement in shares of our common stock based on the number of stock equivalents and dividend equivalents at the time of a participant’s separation from the Board of Directors. This plan provides for the issuance of up to 350,000 shares of common stock in connection with the crediting of stock equivalents. There were 105,811 shares of common stock available for future issuance under this plan as of September 28, 2025.
Compensation expense — The components of share-based compensation expense, included within “Selling, general, and administrative expenses” in our consolidated statements of earnings, in each fiscal year are as follows (in thousands):

	2025	2024	2023
Nonvested restricted stock units	$9,796	$10,128	$7,598
Stock options	—	—	4
Performance share awards	(1,558)	3,308	3,195
Nonvested restricted stock awards	—	—	166
Non-management directors’ deferred compensation	—	35	242
Total share-based compensation expense	$8,238	$13,471	$11,205
Nonvested restricted stock units — Nonvested restricted stock units (“RSUs”) are generally issued to employees and non-employee directors. Grants to executive officers of time-vesting RSUs vest ratably over four years or three years, are subject to a stock holding requirement of 50% of after-tax net shares resulting from the vesting of RSUs, and must be held until the multiple of base salary stock ownership is met. There were 4,046 of these RSU’s vesting over four years, and 219,954 RSU’s vesting over three years, outstanding as of September 28, 2025. RSUs issued to non-management directors vest 12 months from the date of grant, or upon termination of board service, including RSUs for which the director elected to defer receipt until termination of board service, and totaled 84,801 units outstanding as of September 28, 2025. RSUs issued to certain other employees either cliff vest or vest ratably over three years and totaled 234,751 units outstanding as of September 28, 2025. These awards are amortized to compensation expense over the estimated vesting period based upon the fair value of our common stock on the award date discounted by the present value of the expected dividend stream over the vesting period.
The following is a summary of RSU activity for fiscal 2025:

	Shares	Weighted- Average Grant Date Fair Value
RSUs outstanding at September 29, 2024	381,738	$69.59
Granted	461,091	$38.04
Released	(146,379)	$71.38
Forfeited	(152,898)	$54.46
RSUs outstanding at September 28, 2025	543,552	$46.60
As of September 28, 2025, there was approximately $12.3 million of total unrecognized compensation cost related to RSUs, which is expected to be recognized over a weighted-average period of 1.9 years. The weighted-average grant date fair value of awards granted was $38.04, $67.74, and $68.56 in fiscal years 2025, 2024, and 2023, respectively. In fiscal years 2025, 2024, and 2023, the total fair value of RSUs that vested and were released was $10.4 million, $8.0 million, and $4.6 million, respectively.
Stock options — Option grants have contractual terms of seven years and employee options vest over a three-year period. Options may vest sooner upon retirement from the Company for employees meeting certain age and years of service thresholds. All option grants provide for an option exercise price equal to the closing market value of the common stock on the date of grant.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following is a summary of stock option activity for fiscal 2025:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at September 29, 2024	14,011	$84.23
Expired	(8,499)	$90.06
Options outstanding at September 28, 2025	5,512	$75.23	1.22	$—
Options exercisable at September 28, 2025	5,512	$75.23	1.22	$—
The aggregate intrinsic value in the table above is the amount by which the current market price of our stock on September 28, 2025 exceeds the weighted-average exercise price.
We use a valuation model to determine the fair value of options granted that requires the input of highly subjective assumptions, including the expected volatility of the stock price. No stock option awards were granted in fiscal 2025, 2024, or 2023.
As of September 28, 2025, there was no unrecognized compensation cost related to stock options grants. There were no stock options exercised in fiscal year 2025 or 2024. The total intrinsic value of stock options exercised was less than $0.1 million in fiscal 2023.
Performance share awards — Performance share awards, granted in the form of stock units, represent a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. Performance share awards issued to executives vest at the end of a three-year period and vested amounts may range from 0% to a maximum of 150% of targeted amounts depending on the achievement of performance measures at the end of a three-year period. If the awardee ceases to be employed by the Company prior to the last day of the performance period due to retirement or death under the Plan, and including disability under the Prior Plan, the performance share awards become vested pro-rata based on the number of full accounting periods the awardee was continuously employed by the Company during the performance period. The expected cost of the shares is based on the fair value of our stock on the date of grant and is reflected over the vesting period with a reduction for estimated forfeitures. These awards may be settled in cash or shares of common stock at the election of the Company on the date of grant. It is our intent to settle these awards with shares of common stock.
In May 2025, certain executives were granted market-based performance share awards of which the vesting is contingent upon meeting Company stock price hurdles satisfied after 20 consecutive trading days at the target price or higher, as well as continuous service during the performance period. The number of shares that will vest varies depending on the hurdles achieved. These awards vest at the completion of the third year from the grant date. The number of shares that can vest ranges from 0% to 200% of the target number of performance shares granted. Expense is recorded on a straight-line basis over the vesting period based on the fair value of the shares as determined by a Monte Carlo simulation on the grant date. The Monte Carlo simulation used a volatility assumption of 42.13%, a risk-free interest rate of 3.62%, a dividend yield of 0%, and a term of three years which resulted in a fair value per share of $32.16.
The following is a summary of performance share award activity for fiscal 2025:

	Shares	Weighted- Average Grant Date Fair Value
Performance share awards outstanding at September 29, 2024	145,167	$70.53
Granted	214,184	$37.11
Issued	(39,789)	$78.46
Forfeited	(159,120)	$54.58
Performance adjustments	7,897	$78.95
Performance share awards outstanding at September 28, 2025	168,339	$39.25
As of September 28, 2025, there was approximately $2.5 million of total unrecognized compensation cost related to performance share awards, which is expected to be recognized over a weighted-average period of 2.8 years. The weighted-average grant date fair value of awards granted was $37.11, $70.19, and $65.74 in fiscal years 2025, 2024, and 2023, respectively. The total fair value of awards that became fully vested during fiscal years 2025, 2024, and 2023 was $0.9 million, $2.7 million, and $1.8 million, respectively.

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
As of September 28, 2025, there was no unrecognized compensation cost related to nonvested stock awards. The total fair value of awards that vested and were released during fiscal 2023 was $0.4 million.
Non-management directors’ deferred compensation — All awards outstanding under our directors’ deferred compensation plan are accounted for as equity-based awards and deferred amounts are converted into stock equivalents based on a per share price equal to the average of the closing price of our common stock for the 10 trading days immediately preceding the date the deferred compensation is credited to the director’s account. During fiscal 2025, 2024, and 2023, 765 shares of common stock were issued in connection with a director retirement.
The following is a summary of the stock equivalent activity for fiscal 2025:

	Stock Equivalents	Weighted- Average Grant Date Fair Value
Stock equivalents outstanding at September 29, 2024	91,885	$61.53
Dividend equivalents	3,714	$32.66
Stock distribution	(765)	$69.34
Stock equivalents outstanding at September 28, 2025	94,834	$50.83
14.STOCKHOLDERS’ DEFICIT
Repurchases of common stock — In fiscal 2025, the Company purchased 0.1 million shares of its common stock for an aggregate cost of $5.0 million, including applicable excise tax. As of September 28, 2025, there was $175.0 million remaining amount under share repurchase programs authorized by the Board of Directors which do not expire.
Dividends — In fiscal 2025, the Board of Directors declared two cash dividends of $0.44, respectively, totaling $16.7 million. Future dividends are subject to approval by our Board of Directors. As previously announced, the Company has discontinued its dividend.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding in each fiscal year (in thousands):

	2025	2024	2023
Weighted-average shares outstanding — basic	19,054	19,572	20,603
Effect of potentially dilutive securities:
Nonvested stock awards and units	—	—	134
Stock options	—	—	1
Performance share awards	—	—	26
Weighted-average shares outstanding — diluted	19,054	19,572	20,764
Excluded from diluted weighted-average shares outstanding:
Antidilutive	470	153	25
Performance conditions not satisfied at the end of the period	165	145	81
16.COMMITMENTS AND CONTINGENCIES
Purchase commitments — Jack in the Box and Del Taco have long-term food and beverage supply agreements with certain major vendors, which provide food and fountain drink products and marketing support funding to the Company and its franchisees. These agreements require minimum purchases by the Company and its franchisees at agreed upon prices until the total volume commitments have been reached. Based on current pricing and ratio of usage at company-operated to franchised restaurants as of September 28, 2025, total food and beverage purchase requirements under these agreements is estimated to be approximately $136.8 million over the next twelve years.
We also have entered into various arrangements with vendors providing information technology services with no early termination fees. The Company’s unconditional purchase obligations on these contracts total approximately $7.8 million over the next six years.
Legal matters — The Company assesses contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 28, 2025, the Company had accruals of $19.6 million for all of its legal matters in aggregate, presented within “Accrued liabilities” on our consolidated balance sheet. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure and the ultimate amount of loss may differ materially from these estimates in the near term.
Gessele v. Jack in the Box Inc. — In August 2010, five former Jack in the Box employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that Jack in the Box failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. The parties participated in a voluntary mediation on March 16, 2020, but the matter did not settle. On October 24, 2022, a jury awarded plaintiffs approximately $6.4 million in damages and penalties. The Company continues to dispute liability and the damage award and both parties have filed appeals of the verdict. As of September 28, 2025, the Company has accrued the verdict amount above, as well as estimated prejudgment and post-judgment interest and fee award, for an additional $10.1 million. These amounts are included within “Accrued liabilities” on our consolidated balance sheet as of September 28, 2025. The Company will continue to accrue for post-judgment interest until the matter is resolved.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
J&D Restaurant Group — On April 17, 2019, the trustee for a bankrupt former franchisee filed a complaint generally alleging the Company wrongfully terminated the franchise agreements and unreasonably denied two prospective purchasers the former franchisee presented. The parties participated in a mediation in April 2021, and again in December 2022, but the matter did not settle. The trial commenced on January 9, 2023 and on February 8, 2023, the jury returned a verdict finding the Company had not breached any contracts in terminating the franchise agreements or denying the proposed buyers. However, while the jury also found the Company had not violated the California Unfair Practices Act, it found for the plaintiff on the claim for breach of implied covenant of good faith and fair dealing, and awarded $8.0 million in damages. On May 9, 2023, the court granted the Company’s post-trial motion, overturning the jury verdict and ordering the plaintiff take nothing on its claims. As a result, the Company reversed the prior $8.0 million. The Plaintiff has appealed the trial court’s post-trial rulings. As part of the appeal, the parties participated in a mediation on March 18, 2025, but the matter did not settle. On October 9, 2025, the appellate court issued an opinion affirming the trial court’s take nothing judgment in favor of the Company. As of September 28, 2025, the Company has accrued an amount commensurate with attempts to resolve the claims on its consolidated balance sheet.
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
Lease guarantees — We remain contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of September 28, 2025, the maximum potential liability of future undiscounted payments under these leases is approximately $21.2 million. The lease terms extend for a maximum of approximately 12 more years, and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.
Huntington Finance Guarantees - The Company has an agreement for a financing structure with a technology partner to allow them to limit their exposure to risk, while they service the franchise-owned locations. As of September 28, 2025, and in accordance with that arrangement, the Company has funded amounts included in restricted cash of $2.0 million and has an additional unfunded obligation of approximately of $0.8 million.
17.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	2025	2024	2023
Cash paid during the year for:
Income tax payments	$36,386	$102,512	$17,811
Interest payments	$75,421	$76,541	$78,958

Non-cash investing and financing transactions:
Increase in notes and accounts receivable from the sale of restaurant properties	$—	$1,400	$—
Increase in dividends accrued or converted to common stock equivalents	$121	$271	$285
(Decrease) increase in obligations for purchases of property and equipment	$1,232	$(2,482)	$3,731

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
18.SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENT INFORMATION (in thousands)

	September 28, 2025	September 29, 2024
Accounts and other receivables, net:
Trade	$84,602	$71,306
Notes receivable, current portion	3,786	2,036
Income tax receivable	215	819
Other	8,278	13,918
Allowance for doubtful accounts	(6,570)	(4,512)
	$90,311	$83,567
Other assets, net:
Company-owned life insurance policies	$135,504	$129,685
Franchise tenant improvement allowances	40,473	41,502
Deferred rent receivable	39,222	41,284
Notes receivable, less current portion	8,151	11,249
Other	41,859	35,286
	$265,209	$259,006
Accrued liabilities:
Income tax liabilities	$—	$778
Payroll and related taxes	34,802	38,112
Legal accruals	19,607	16,220
Insurance	28,074	27,982
Sales and property taxes	26,683	26,107
Deferred rent income	393	—
Advertising	4,833	4,698
Deferred franchise fees and development fees	6,367	6,674
Other	50,007	46,297
	$170,766	$166,868
Other long-term liabilities:
Defined benefit pension plans	$46,320	$51,973
Deferred franchise and development fees	42,140	45,316
Other	78,545	56,419
	$167,005	$153,708

19.SUBSEQUENT EVENTS
On October 15, 2025, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Yadav Enterprises, Inc., a California corporation (“Buyer”) and Anil Yadav (“Buyer Guarantor”) to sell to Buyer all of the issued and outstanding equity interests of Del Taco Holdings Inc., a Delaware corporation (“Del Taco”), which owns and operates the Company’s Del Taco restaurant operations, for an aggregate purchase price of $115.0 million in cash, subject to certain closing cash, working capital, debt and transaction expense adjustments. The Company anticipates closing the transaction in the first quarter of 2026, and will finalize the accounting upon its closing and anticipates recording a material loss on sale.