Form 10-Q
period 2026-01-18
JACK IN THE BOX INC
filed 2026-02-18
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 18, 2026
or
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
Yes  ☐    No  ☑
As of the close of business February 11, 2026, 19,036,016 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	January 18, 2026	September 28, 2025
ASSETS
Current assets:
Cash	$71,973	$45,766
Restricted cash	27,398	30,282
Accounts and other receivables, net	92,437	73,744
Inventories	2,771	2,346
Prepaid expenses	12,648	13,604
Current assets held for sale	16,430	46,042
Other current assets	8,561	8,588
Total current assets	232,218	220,372
Property and equipment:
Property and equipment, at cost	1,145,008	1,150,490
Less accumulated depreciation and amortization	(808,559)	(806,873)
Property and equipment, net	336,449	343,617
Other assets:
Operating lease right-of-use assets	1,000,680	1,005,024
Goodwill	136,026	136,026
Deferred tax assets	62,020	61,501
Non-current assets held for sale	—	574,967
Other assets, net	254,234	251,914
Total other assets	1,452,960	2,029,432
	$2,021,627	$2,593,421
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$28,270	$29,458
Current operating lease liabilities	136,668	138,199
Accounts payable	45,278	56,349
Accrued liabilities	141,810	142,478
Current liabilities held for sale	—	64,139
Total current liabilities	352,026	430,623
Long-term liabilities:
Long-term debt, net of current maturities	1,564,253	1,674,235
Long-term operating lease liabilities, net of current portion	900,779	907,910
Non-current liabilities held for sale	—	377,445
Other long-term liabilities	140,607	141,479
Total long-term liabilities	2,605,639	3,101,069
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 83,147,600 and 83,012,784 issued and outstanding, respectively	831	830
Capital in excess of par value	546,336	542,177
Retained earnings	1,766,747	1,769,205
Accumulated other comprehensive loss	(49,327)	(49,858)
Treasury stock, at cost, 64,120,270 and 64,120,270 shares, respectively	(3,200,625)	(3,200,625)
Total stockholders’ deficit	(936,038)	(938,271)
	$2,021,627	$2,593,421

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(In thousands, except per share data)
(Unaudited)

	Sixteen Weeks Ended
	January 18, 2026	January 19, 2025
Revenues:
Company restaurant sales	$131,907	$133,755
Franchise rental revenues	97,387	105,781
Franchise royalties and other	58,876	63,615
Franchise contributions for advertising and other services	61,347	67,913
	349,517	371,064
Operating costs and expenses, net:
Food and packaging	39,232	34,690
Payroll and employee benefits	46,577	44,528
Occupancy and other	24,801	23,540
Franchise occupancy expenses	66,301	67,916
Franchise support and other costs	3,760	3,301
Franchise advertising and other services expenses	63,472	68,992
Selling, general and administrative expenses	37,018	41,156
Depreciation and amortization	13,609	12,457
Pre-opening costs	59	1,457
Other operating expenses, net	8,050	2,547
	302,879	300,584
Earnings from operations	46,638	70,480
Other pension and post-retirement expenses, net	1,684	1,789
Interest expense, net	23,682	24,380
Earnings before income taxes	21,272	44,311
Income tax expense	6,883	13,315
Earnings from continuing operations	14,389	30,996
(Losses) earnings from discontinued operations, net of taxes	(16,847)	2,690
Net (loss) earnings	$(2,458)	$33,686

Net earnings (loss) per share - basic:
Earnings from continuing operations	$0.75	$1.63
(Losses) earnings from discontinued operations	$(0.88)	$0.14
Net (loss) earnings per share	$(0.13)	$1.77
Net earnings (loss) per share - diluted:
Earnings from continuing operations	$0.75	$1.61
(Losses) earnings from discontinued operations	$(0.88)	$0.14
Net (loss) earnings per share	$(0.13)	$1.75

Cash dividends declared per common share	$—	$0.44

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 18, 2026	January 19, 2025
Net (loss) earnings	$(2,458)	$33,686
Other comprehensive income:
Actuarial gains and prior service costs reclassified to earnings	718	808
Tax effect	(187)	(213)
Other comprehensive income, net of taxes	531	595

Comprehensive (loss) income	$(1,927)	$34,281

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Sixteen Weeks Ended
	January 18, 2026	January 19, 2025
Cash flows from operating activities:
Net (loss) earnings	$(2,458)	$33,686
(Losses) earnings from discontinued operations	(16,847)	2,690
Earnings from continuing operations	14,389	30,996
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,609	12,457
Amortization of franchise tenant improvement allowances and incentives	1,798	1,606
Deferred finance cost amortization	1,359	1,473
Tax deficiency from share-based compensation arrangements	1,399	1,111
Deferred income taxes	9,271	(4,526)
Share-based compensation expense	4,159	3,689
Pension and post-retirement expense	1,684	1,789
Gains on cash surrender value of company-owned life insurance	(4,044)	(189)
(Gains) losses on the disposition of property and equipment, net	(6,271)	417
Impairment charges	267	610
Changes in assets and liabilities:
Accounts and other receivables	2,177	13,923
Inventories	(424)	(94)
Prepaid expenses and other current assets	5,266	(1,629)
Operating lease right-of-use assets and lease liabilities	(4,664)	(5,705)
Accounts payable	(5,617)	8,036
Accrued liabilities	2,656	7,873
Pension and post-retirement contributions	(2,090)	(2,218)
Franchise tenant improvement allowance and incentive disbursements	(1,844)	(1,816)
Other	(2,534)	33,780
Cash flows provided by operating activities	30,546	101,583
Cash flows from investing activities:
Purchases of property and equipment	(23,218)	(21,300)
Purchases of assets intended for sale or leaseback	—	(5,724)
Proceeds from the sale of property and equipment	10,948	—
Proceeds from the sale and leaseback of assets	3,593	—
Other	2,800	3,303
Cash flows used in investing activities	(5,877)	(23,721)
Cash flows from financing activities:
Repayments of borrowings on revolving credit facilities	—	(6,000)
Principal repayments on debt	(112,313)	(7,456)
Dividends paid on common stock	—	(8,308)
Proceeds from issuance of common stock	1	1
Repurchases of common stock	—	(4,999)
Payroll tax payments for equity award issuances	(873)	(2,336)
Cash flows used in financing activities	(113,185)	(29,098)
Cash flows (used in) provided by continuing operations	(88,516)	48,764
Net cash (used in) provided by operating activities of discontinued operations	(11,902)	4,073
Net cash provided by (used in) investing activities of discontinued operations	118,014	(2,363)
Net cash used in financing activities of discontinued operations	(38)	(8)
Net cash provided by discontinued operations	106,074	1,702
Cash and restricted cash at beginning of period, including discontinued operations cash	81,813	54,167
Cash and restricted cash at end of period, including discontinued operations cash	$99,371	$104,633

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 28, 2025	83,013	$830	$542,177	$1,769,205	$(49,858)	$(3,200,625)	$(938,271)
Shares issued under stock plans, including tax benefit	135	1	—	—	—	—	1
Share-based compensation	—	—	4,159	—	—	—	4,159
Net loss	—	—	—	(2,458)	—	—	(2,458)
Other comprehensive income	—	—	—	—	531	—	531
Balance at January 18, 2026	83,148	$831	$546,336	$1,766,747	$(49,327)	$(3,200,625)	$(936,038)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 29, 2024	82,826	$828	$533,818	$1,866,660	$(57,475)	$(3,195,629)	$(851,798)
Shares issued under stock plans, including tax benefit	145	1	—	—	—	—	1
Share-based compensation	—	—	3,689	—	—	—	3,689
Dividends declared	—	—	61	(8,369)	—	—	(8,308)
Purchases of treasury stock	—	—	—	—	—	(4,996)	(4,996)
Net earnings	—	—	—	33,686	—	—	33,686
Other comprehensive income	—	—	—	—	595	—	595
Balance at January 19, 2025	82,971	$829	$537,568	$1,891,977	$(56,880)	$(3,200,625)	$(827,131)

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.BASIS OF PRESENTATION
Nature of operations — Jack in the Box Inc. (the “Company”), together with its consolidated subsidiaries, develops, operates, and franchises quick-service restaurants under the Jack in the Box® restaurant brand.
As of January 18, 2026, there were 149 company-operated and 1,979 franchise-operated Jack in the Box restaurants.
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
These financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2025 (“2025 Form 10-K”). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in our 2025 Form 10-K.
On October 15, 2025, the Company entered into a definitive agreement to sell Del Taco Holdings Inc., a Delaware corporation (“Del Taco”), which owns and operates the Company’s Del Taco restaurant operations, to Yadav Enterprises, Inc., a California corporation (“Buyer”) and Anil Yadav (“Buyer Guarantor”), which was completed on December 22, 2025. For all periods presented in our condensed consolidated statements of earnings (loss), all sales, costs, expenses and income taxes attributable to Del Taco, have been aggregated under the caption “earnings (losses) from discontinued operations, net of income taxes.” Cash flows used in or provided by Del Taco operations have been aggregated in the condensed consolidated statement of cash flows as part of discontinued operations. Prior year results have been recast to conform with the current presentation. Refer to Note 4, Discontinued Operations, for additional information.
In our opinion, all adjustments considered necessary for a fair presentation of financial condition and results of operations for these interim periods have been included. Operating results for one interim period are not necessarily indicative of the results for any other interim period or for the full year.
Reclassifications and adjustments — Certain amounts in the prior periods’ condensed consolidated financial statements have been reclassified due to the sale of Del Taco. See Note 4, Discontinued Operations, for further information regarding this sale and the resulting prior year reclassifications.
Fiscal year — The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Both fiscal years 2026 and 2025 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2026 and 2025 refer to the 16 weeks ended January 18, 2026 and January 19, 2025, respectively, unless otherwise indicated.
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
Advertising costs — The Company administers a marketing fund that includes contractual contributions. In 2026 and 2025, marketing fund contributions from Jack in the Box franchise and company-operated restaurants were approximately 5.0% of sales.
Total contributions made by the Company and other marketing activities are included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of earnings (loss). For the year-to-date periods in 2026 and 2025, advertising costs were $10.3 million and $10.5 million, respectively.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the activity in the allowance for doubtful accounts (in thousands):

	Sixteen Weeks Ended
	January 18, 2026	January 19, 2025
Balance as of beginning of period	$(4,466)	$(4,210)
(Provision) reversal for expected credit losses	(409)	124
Balance as of end of period	$(4,875)	$(4,086)
Recent accounting pronouncements — In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis with the option to apply the standard retrospectively. The Company will adopt this pronouncement on a prospective basis in its Form 10-K for fiscal year ended September 27, 2026, and does not expect this pronouncement to have a significant impact.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Additionally, companies will need to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 should be applied prospectively to financial statements issued for reporting periods beginning after the effective date, but entities may elect to apply the ASU retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

2.REVENUE
Nature of products and services — The Company derives revenue from retail sales at Jack in the Box company-operated restaurants and rental revenue, royalties, advertising, and franchise and other fees from franchise-operated restaurants.
Our franchise arrangements generally provide for an initial franchise fee per restaurant for a 20-year term, and generally require that franchisees pay royalty and marketing fees based upon a percentage of gross sales. The agreements also require franchisees to pay technology fees, as well as sourcing fees.
Disaggregation of revenue — The following table disaggregates revenue by primary source (in thousands):

	Sixteen Weeks Ended
	January 18, 2026	January 19, 2025
Company restaurant sales	$131,907	$133,755
Franchise rental revenues	97,387	105,781
Franchise royalties	57,153	61,825
Marketing fees	56,610	61,461
Technology and sourcing fees	4,737	6,452
Franchise fees and other services	1,723	1,790
Total revenue	$349,517	$371,064
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of significant changes in contract liabilities is presented below (in thousands):

	Sixteen Weeks Ended
	January 18, 2026	January 19, 2025
Deferred franchise and development fees at beginning of period	$35,807	$39,101
Revenue recognized	(1,405)	(1,522)
Additions	967	462
Deferred franchise and development fees at end of period	$35,369	$38,041
As of January 18, 2026, approximately $4.0 million of development fees related to unopened restaurants are included in deferred revenue. Timing of revenue recognition for development fees related to unopened restaurants is dependent upon the timing of restaurant openings and are recognized over the franchise term at the date of opening.
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied as of January 18, 2026 (in thousands):

Remainder of 2026	$3,024
2027	4,111
2028	3,557
2029	2,986
2030	2,529
Thereafter	15,117
$31,324
The Company has applied the optional exemption, as provided for under ASC Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

3.ASSETS HELD FOR SALE
Assets held for sale — Assets classified as held for sale on our condensed consolidated balance sheets as of January 18, 2026 and September 28, 2025 have carrying amounts of $16.4 million and $621.0 million, respectively. In the current year, these amounts relate to operating restaurant properties which we intend to sell to franchisees and/or sell and leaseback with a third party, and closed restaurant properties which we are marketing for sale. Of the balance as of September 28, 2025, $602.7 million relates to Del Taco which is presented as held for sale as of September 28, 2025. Refer to Note 4, Discontinued Operations, for additional information on assets and liabilities held for sale.

4.DISCONTINUED OPERATIONS
Del Taco - On October 15, 2025, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with the Buyer and Buyer Guarantor to sell to Buyer all of the issued and outstanding equity interests of Del Taco, which owns and operates the Company’s Del Taco restaurant operations, for an aggregate purchase price of $115.0 million in cash, subject to certain closing cash, working capital, debt and transaction expense adjustments. The Company is also obligated to indemnify the Buyer up to $10.0 million for certain claims within a one-year period. The transaction closed on December 22, 2025 (the “Del Taco Sale”).
As the Del Taco Sale represents a strategic shift that will have a major effect on our operations and financial results, the Del Taco results are classified as discontinued operations in our condensed consolidated statements of earnings (loss) and our condensed consolidated statements of cash flows for all periods presented. Prior year results have been recast to conform with the current year presentation.
We also entered into a Transition Services Agreement with the Buyer pursuant to which the Buyer is receiving certain services (the “Services”) to enable it to operate the Del Taco business after the closing of the Del Taco Sale. The Services include information technology, finance and accounting, human resources, supply chain and other corporate support services. The Company recorded $0.9 million related to the Services in the first quarter of 2026 as a reduction of selling, general and administrative expenses in the condensed consolidated statements of earnings (loss).

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the Del Taco results for each period prior to the sale (in thousands, except per share data):

	Sixteen Weeks Ended
	January 18, 2026 (1)	January 19, 2025
Company restaurant sales	$48,713	$67,650
Franchise revenues	21,509	30,724
Company restaurant costs	(43,199)	(58,309)
Franchise costs	(12,944)	(22,813)
Selling, general, and administrative expenses (2)	(7,018)	(9,523)
Depreciation and amortization (3)	(882)	(5,812)
Pre-opening costs	(50)	(19)
Other operating expense, net	(570)	(972)
Transaction-related costs (4)	(7,817)	—
Gains on the sale of company-operated restaurants	—	2,806
Interest expense, net	1	(46)
Operating (loss) earnings from discontinued operations before income taxes	(2,257)	3,686
Loss on Del Taco sale	(47,428)	—
(Losses) earnings from discontinued operations and before income taxes	(49,685)	3,686
Income tax (benefit) expense (5)	(32,838)	996
(Losses) earnings from discontinued operations, net of income taxes	(16,847)	2,690

Net (loss) earnings per share from discontinued operations
Basic	$(0.88)	$0.14
Diluted	$(0.88)	$0.14
____________________________
(1)Del Taco operating results include only twelve weeks of activity through the sale date on December 22, 2025.
(2)Selling, general and administrative expenses presented in the table above include corporate costs directly in support of Del Taco operations. All other corporate costs were classified in results of continuing operations.
(3)Depreciation and amortization ceased upon classification of the Del Taco assets as held for sale during the quarter.
(4)Transaction-related costs are comprised primarily of professional fees for accounting and legal, which were not contingent fees included in loss on sale calculation.
(5)Income tax benefit in 2026 is primarily due to utilization of capital loss from the Del Taco sale, net of valuation allowance against excess capital loss carryforward to expire in fiscal year 2031.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following is a reconciliation of the loss recorded for the Del Taco sale (in thousands):

Net proceeds received from the Del Taco Sale (1)	$119,086

Del Taco assets:
Cash	$421
Accounts and other receivables, net	14,048
Inventories	1,688
Prepaid expenses	848
Other current assets	1,508
Property and equipment, net	99,790
Operating lease right-of-use assets	369,349
Intangible assets, net	9,803
Trademarks	105,600
Other assets, net	14,014
Total Del Taco assets	$617,069
Del Taco liabilities:
Current maturities of long-term debt	$31
Current operating lease liabilities	21,551
Accounts payable	12,986
Accrued liabilities	21,281
Long-term debt, net of current maturities	245
Long-term operating lease liabilities, net of current portion	349,616
Deferred tax liabilities	23,405
Other long-term liabilities, including note payable	26,390
Total Del Taco liabilities	$455,505

Other transaction costs incurred as part of the Del Taco sale (2)	$4,950

Loss on sale of Del Taco before income taxes	$(47,428)
____________________________
(1)The proceeds received from the Del Taco Sale include working capital adjustments outlined in the Purchase Agreement, which must be finalized within 60 days after the closing date.
(2)Costs directly incurred as a result of the Del Taco Sale, including investment bank fees and employee transaction awards.
The assets being sold and liabilities being assumed by the Buyer were classified as held-for-sale during the first quarter of 2026. As such, prior year balances have been recast to conform with this presentation. Upon classification of the Del Taco assets as held for sale, the assets were no longer depreciated. Proceeds from the Del Taco Sale have been presented in the condensed consolidated statement of cash flows within cash provided by discontinued operations in investing activities.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the major categories of assets and liabilities classified as held for sale in our condensed consolidated balance sheet as of September 28, 2025 and acquired in the Del Taco Sale (in thousands):

September 28, 2025
Assets:
Cash	$5,765
Accounts and other receivables, net	16,567
Inventories	1,612
Prepaid and other current assets	3,769
Property and equipment, net	99,991
Operating lease right-of-use assets	366,430
Intangible assets, net	9,884
Trademarks	105,600
Deferred tax assets (1)	(20,233)
Other assets	13,295
Total assets classified as held for sale (2)	$602,680
Liabilities:
Current operating lease liabilities	$21,068
Accounts payable	14,752
Accrued liabilities, including current note payable	28,319
Long-term operating lease liabilities, net of current portion	351,667
Other long-term liabilities, including note payable	25,778
Total liabilities classified as held for sale	$441,584
____________________________
(1)Reflects deferred income tax liabilities for Del Taco, which were netted against the Jack in the Box deferred income tax assets in other assets, net, on our condensed consolidated balance sheets.
(2)The current assets held for sale on the condensed consolidated balance sheet as of September 28, 2025 includes Jack in the Box assets held for sale of $18.3 million.

5.    LEASES
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents rental income for the periods presented (in thousands):

	Sixteen Weeks Ended
	January 18, 2026	January 19, 2025
Operating lease income - franchise	$70,249	$72,064
Variable lease income - franchise	27,129	33,708
Amortization of sublease assets and liabilities, net	9	9
Franchise rental revenues	$97,387	$105,781

Operating lease income - closed restaurants and other (1)	$2,545	$1,785
____________________________
(1)Includes closed restaurant properties included in “Other operating expenses, net” in our condensed consolidated statements of earnings (loss).

6.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements as of January 18, 2026:
Non-qualified deferred compensation plan (1)	$18,438	$18,438	$—	$—
Total liabilities at fair value	$18,438	$18,438	$—	$—
Fair value measurements as of September 28, 2025:
Non-qualified deferred compensation plan (1)	$18,326	$18,326	$—	$—
Total liabilities at fair value	$18,326	$18,326	$—	$—
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
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of January 18, 2026 and September 28, 2025 (in thousands):

	January 18, 2026		September 28, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Series 2019 Class A-2 Notes	$585,563	$560,173	$692,375	$675,500
Series 2022 Class A-2 Notes	$1,017,500	$931,826	$1,023,000	$952,720
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.INDEBTEDNESS
Long-term debt obligations consist of the following (in thousands):

	January 18, 2026	September 28, 2025
Series 2019-1 Class A-2-II Notes	$156,938	$262,625
Series 2019-1 Class A-2-III Notes	428,625	429,750
Series 2022-1 Class A-2-I Notes	508,750	511,500
Series 2022-1 Class A-2-II Notes	508,750	511,500
Finance lease obligations and other debt	122	208
Total debt	1,603,185	1,715,583
Less current maturities of long-term debt	(28,270)	(29,458)
Less unamortized debt issuance costs	(10,662)	(11,890)
Long-term debt	$1,564,253	$1,674,235
The Anticipated Repayment Dates of the 2019-1 Class A-2-II Notes and the Class A-2-III Notes are August 2026 and August 2029, respectively, and the 2022-1 Class A-2-I Notes and the 2022-1 Class A-2-II Notes are February 2027 and February 2032, respectively.
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
On January 9, 2026, the Company prepaid $105.0 million of its existing Series 2019-1 Class A-2-II Notes. The repayment was made using proceeds from the Del Taco Sale and is in connection with the Company’s ongoing prioritization of debt reduction as part of its “JACK on Track” plan.
The Company also has a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. As of January 18, 2026, the Company had no outstanding borrowings and available borrowing capacity of $95.3 million under our Variable Funding Notes, net of letters of credits issued of $54.7 million.
The quarterly principal payment on the Class A-2 Notes may be suspended when the specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. Exceeding the leverage ratio of 5.0x does not violate any covenant related to the Class A-2 Notes. The Company has a leverage ratio of greater than 5.0x and, accordingly, is making the scheduled amortization payments on its 2019 Notes and 2022 Notes.
Maturities of long-term debt — Assuming repayment by the Anticipated Repayment Dates and based on the leverage ratio as of January 18, 2026, principal payments on our long-term debt outstanding at January 18, 2026 for each of the next five fiscal years and thereafter are as follows (in thousands):

Remainder of 2026	$176,935
2027	516,000
2028	15,500
2029	427,250
2030	11,000
Thereafter	456,500
$1,603,185

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.OTHER OPERATING EXPENSES, NET
Other operating expenses, net in the accompanying condensed consolidated statements of earnings (loss) is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 18, 2026	January 19, 2025
Restructuring, integration and other (1)	$11,246	$1,332
Costs of closed restaurants (2)	2,633	176
Impairment charges (3)	353	622
Accelerated depreciation	89	—
(Gains) losses on disposition of property and equipment, net (4)	(6,271)	417
Other operating expenses, net	$8,050	$2,547
____________________________
(1)Restructuring, integration and other includes proxy contest fees, restructuring that is not deemed discontinued operations, professional fees for a tax refund settlement, and other consulting fees for discrete project-based strategic initiatives.
(2)Costs of closed restaurants includes ongoing costs associated with closed restaurants and cancelled project costs.
(3)Impairment charges are related to underperforming restaurants.
(4)In 2026, the amount is primarily related to the sale of real estate.

9.SEGMENT REPORTING
The Company’s principal business consists of developing, operating and franchising our Jack in the Box restaurant brands. Our chief operating decision maker (“CODM”) is our Chief Executive Officer, Lance Tucker. Following the sale of Del Taco in December 2025, the Company is considered to have only one reportable operating segment. The segment reporting structure reflects the Company’s current management structure, internal reporting method and financial information used in deciding how to allocate Company resources.
The Company measures and evaluates its segment based on segment revenues and segment profit. The reportable segment excludes certain general and administrative functions such as accounting/finance, human resources, legal, and certain unallocated costs such as share-based compensation. The Company’s measure of segment profit also excludes the following items: depreciation and amortization, net gains (losses) on company-owned life insurance (“COLI”), net other operating expenses, net other pension and post-retirement expenses and net interest expense.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides information related to our operating segments in each period (in thousands):

	Sixteen Weeks Ended
	January 18, 2026	January 19, 2025
Segment revenues	$349,517	$371,064
Less:
Food and packaging	$39,232	$34,690
Payroll and employee benefits	46,577	44,528
Occupancy and other	24,801	23,540
Other segment expenses (1)	12,202	16,137
Franchise expenses	133,533	140,209
Segment profit:	$93,172	$111,960
General, administrative, and other unallocated	27,291	25,085
Depreciation and amortization	13,609	12,457
(Gains) losses on COLI	(2,416)	1,391
Other operating expense, net	8,050	2,547
Other pension and post-retirement expenses, net	1,684	1,789
Interest expense, net	23,682	24,380
Earnings before income taxes	$21,272	$44,311
____________________________
(1)Other segment expense represents selling, general, and administrative costs, pre-opening costs, and certain amortization expenses attributable to the identified operating segments.
The Company does not evaluate, manage or measure performance of segments using assets, pension or post-retirement expense, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.

10.INCOME TAXES
For the first quarter of fiscal year 2026, the Company recorded an income tax expense of $6.9 million resulting in an effective tax rate of 32.4%. The effective tax rate for such period differed from the U.S. statutory tax rate primarily due to the establishment of a valuation allowance on cumulative interest deduction limitations from current and prior fiscal years and the nondeductible component of share-based compensation largely offset by a favorable state refund claim settlement.
For the first quarter of fiscal year 2025, the Company recorded an income tax expense of $13.3 million, resulting in an effective tax rate of 30.0%. The effective tax rate for such period differed from the U.S. statutory tax rate primarily due to the nondeductible component of share-based compensation.

11.STOCKHOLDERS EQUITY AND REPURCHASES OF COMMON STOCK
Repurchases of common stock — The Company did not repurchase any shares of its common stock in the period ended January 18, 2026. As of January 18, 2026, there was $175.0 million remaining under share repurchase programs authorized by the Board of Directors which does not expire.
Dividends — Through January 18, 2026, the Board of Directors did not declare any cash dividends. Future dividends are discontinued and the Company will direct a majority of those funds toward debt reductions.

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

12.WEIGHTED AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Sixteen Weeks Ended
	January 18, 2026	January 19, 2025
Weighted-average shares outstanding – basic	19,136	19,050
Effect of potentially dilutive securities:
Nonvested stock awards and units	79	97
Performance share awards	19	68
Weighted-average shares outstanding – diluted	19,234	19,215
Excluded from diluted weighted-average shares outstanding:
Antidilutive	647	324
Performance conditions not satisfied at the end of the period	425	150

13.COMMITMENTS AND CONTINGENCIES
Legal matters — The Company assesses contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of January 18, 2026, the Company had accruals of $17.9 million for all of its legal matters in aggregate, presented within “Accrued liabilities” on our condensed consolidated balance sheet. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure and the ultimate amount of loss may differ materially from these estimates in the near term.
Gessele v. Jack in the Box Inc. — In August 2010, five former Jack in the Box employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that Jack in the Box failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. The parties participated in a voluntary mediation on March 16, 2020, but the matter did not settle. On October 24, 2022, a jury awarded plaintiffs approximately $6.4 million in damages and penalties. On November 25, 2025, the Ninth Circuit Court of Appeals issued an opinion remanding the matter back to the trial court for further proceedings. Both parties requested reconsideration of the appellate court’s ruling. The appellate court denied the Company’s request for rehearing but has requested further briefing related to the plaintiff’s requests. As of January 18, 2026, the Company has accrued the verdict amount above, as well as estimated prejudgment and post-judgment interest and fee

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
award, for an additional $10.3 million. These amounts are included within “Accrued liabilities” on our condensed consolidated balance sheet as of January 18, 2026. The Company will continue to accrue for post-judgment interest until the matter is resolved. The Company is currently awaiting the appellate court ruling on whether to accept the plaintiff’s request for rehearing.
J&D Restaurant Group — On April 17, 2019, the trustee for a bankrupt former franchisee filed a complaint generally alleging the Company wrongfully terminated the franchise agreements and unreasonably denied two prospective purchasers the former franchisee presented. The parties participated in a mediation in April 2021, and again in December 2022, but the matter did not settle. The trial commenced on January 9, 2023, and on February 8, 2023, the jury returned a verdict finding the Company had not breached any contracts in terminating the franchise agreements or denying the proposed buyers. However, while the jury also found the Company had not violated the California Unfair Practices Act, it found for the plaintiff on the claim for breach of implied covenant of good faith and fair dealing, and awarded $8.0 million in damages. On May 9, 2023, the court granted the Company’s post-trial motion, overturning the jury verdict and ordering the plaintiff take nothing on its claims. As a result, the Company reversed the prior $8.0 million accrual. The Plaintiff has appealed the trial court’s post-trial rulings. As part of the appeal, the parties participated in a mediation on March 18, 2025, but the matter did not settle. On October 9, 2025, the appellate court issued an opinion affirming the trial court’s take nothing judgment in favor of the Company. On February 4, 2026, the plaintiff filed a petition for the matter to be reviewed by the Texas Supreme Court. That petition is currently pending. As of January 18, 2026, the Company has accrued an amount commensurate with attempts to resolve the claims on its condensed consolidated balance sheet.
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
Lease guarantees — We remain contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of January 18, 2026, the maximum potential liability of future undiscounted payments under these leases is approximately $22.5 million. The lease terms extend for a maximum of approximately 12 more years and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.
Franchisee Guarantees — The Company has an agreement for a financing structure with a lender to allow them to limit their exposure to risk, while they service franchise-owned locations. The agreement with the Company is to remain in effect until all franchisee obligations are paid in full. As of January 18, 2026, and in accordance with that arrangement, $2.0 million was held within “Restricted cash” on our condensed consolidated balance sheet, and the Company has an additional unfunded obligation of approximately $1.8 million. The Company has not recorded a liability for these unfunded obligation as we believe the likelihood of making any future payments is remote.

14.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Sixteen Weeks Ended
	January 18, 2026	January 19, 2025
Non-cash investing and financing transactions:
Decrease in obligations for purchases of property and equipment	$8,829	$5,269
Increase in dividends accrued or converted to common stock equivalents	$—	$61
Right-of use assets obtained in exchange for operating lease obligations	$38,933	$42,825

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15.SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	January 18, 2026	September 28, 2025
Accounts and other receivables, net:
Trade	$58,356	$70,225
Notes receivable, current portion	3,481	3,786
Income tax receivable (1)	30,000	200
Other	5,475	3,999
Allowance for doubtful accounts	(4,875)	(4,466)
	$92,437	$73,744
Property and equipment, net:
Land	$71,366	$78,774
Buildings	843,201	850,213
Restaurant and other equipment	200,389	184,746
Construction in progress	30,052	36,757
	1,145,008	1,150,490
Less accumulated depreciation and amortization	(808,559)	(806,873)
	$336,449	$343,617
Other assets, net:
Company-owned life insurance policies	$136,747	$135,504
Franchise tenant improvement allowances	40,266	40,454
Deferred rent receivable	32,044	33,194
Notes receivable, less current portion	7,437	7,820
Other	37,740	34,942
	$254,234	$251,914
Accrued liabilities:
Payroll and related taxes	$26,991	$28,418
Legal accruals	17,898	17,640
Insurance	21,466	20,731
Sales and property taxes	20,683	23,001
Deferred rent income	6,883	351
Deferred franchise and development fees	5,047	5,126
Other	42,842	47,211
	$141,810	$142,478
Other long-term liabilities:
Defined benefit pension plans	$45,521	$46,320
Deferred franchise and development fees	30,322	30,680
Other	64,764	64,479
	$140,607	$141,479
____________________________
(1)The income tax receivable increased due to the accrual of refunds from capital loss carryback on the Del Taco divestment, as well as a tax refund receivable on a state refund claim settled in the current year.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2026 and 2025 each include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2026 and 2025 refer to the 16 weeks (“quarter”) ended January 18, 2026 and January 19, 2025, respectively, unless otherwise indicated.
For an understanding of the significant factors that influenced our performance during 2026 and 2025, our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the condensed consolidated financial statements and related notes included in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended September 28, 2025.
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
OVERVIEW
Our Business
Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. As of January 18, 2026, we operated and franchised 2,128 restaurants, primarily in the western and southern United States, including two in Guam and three in Mexico.
We derive revenue from retail sales at company-operated restaurants and rental revenue, royalties (based upon a percent of sales), franchise fees and contributions for advertising and other services from franchisees.
On October 15, 2025, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Yadav Enterprises, Inc., a California corporation (“Buyer”) and Anil Yadav (“Buyer Guarantor”) to sell to Buyer all of the issued and outstanding equity interests of Del Taco Holdings Inc., a Delaware corporation (“Del Taco”), which owns and operates the Company’s Del Taco restaurant operations, for an aggregate purchase price of $115.0 million in cash, subject to certain closing cash, working capital, debt and transaction expense adjustments. The Del Taco sale closed on December 22, 2025.

RESULTS OF OPERATIONS
The following tables summarize changes in same-store sales for Jack in the Box company-operated, franchised, and system restaurants:

	Sixteen Weeks Ended
	January 18, 2026	January 19, 2025
Company	(4.7%)	(0.4%)
Franchise	(7.0%)	0.5%
System	(6.7%)	0.4%
The following tables summarize year-to-date changes in the number and mix of Jack in the Box company and franchise restaurants:

	2026			2025
	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	150	1,986	2,136	150	2,041	2,191
New	1	5	6	2	3	5
Closed	(2)	(12)	(14)	—	(6)	(6)
End of period	149	1,979	2,128	152	2,038	2,190
% of system	7%	93%	100%	7%	93%	100%
The following tables summarize restaurant sales for Jack in the Box company-operated, franchised, and systemwide sales (in thousands):

	Sixteen Weeks Ended
	January 18, 2026	January 19, 2025
Company-operated restaurant sales	$131,907	$133,755
Franchised restaurant sales (1)	1,136,642	1,232,347
Systemwide sales (1)	$1,268,549	$1,366,102
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

Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Sixteen Weeks Ended
	January 18, 2026		January 19, 2025
Company restaurant sales	$131,907		$133,755
Company restaurant costs:
Food and packaging	$39,232	29.7%	$34,690	25.9%
Payroll and employee benefits	$46,577	35.3%	$44,528	33.3%
Occupancy and other	$24,801	18.8%	$23,540	17.6%

Company restaurant sales decreased $1.8 million, or 1.4% compared to the prior year. The following table presents the approximate impact of changes in AUVs and the number of restaurants on company restaurant sales (in millions):

AUV decrease	$(5.5)
Change in the average number of restaurants	2.8
Other	0.9
Total change in company restaurant sales	$(1.8)
Same-store sales at company-operated restaurants decreased 4.7% compared to a year ago. The following table summarizes the change versus a year ago:

Average check (1)	0.4%
Transactions	(5.1%)
Change in same-store sales	(4.7%)
____________________________
(1)Includes price increases of approximately 3.0% in the quarter.
Food and packaging costs, as a percentage of company restaurant sales, increased 3.8% compared to the prior year, due mainly to commodity inflation, a non-recurring benefit from a new supply chain contract in the prior year, and unfavorable menu item mix, offset by menu price increases. Commodity inflation was 7.1% in the quarter, with the greatest impacts in beef, tacos, beverages, and poultry.
Payroll and employee benefit costs, as a percentage of company restaurant sales, increased 2.0% compared to the prior year primarily due to a change in the mix of restaurants. Labor inflation was approximately 0.2% in the quarter.
Occupancy and other costs, as a percentage of company restaurant sales, increased 1.2% compared to the prior year. The increase was primarily due to higher rent, utilities, and other operating costs.
Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Sixteen Weeks Ended
	January 18, 2026	January 19, 2025
Franchise rental revenues	$97,387	$105,781

Royalties	57,153	61,825
Franchise fees and other	1,723	1,790
Franchise royalties and other	58,876	63,615
Franchise contributions for advertising and other services	61,347	67,913
Total franchise revenues	$217,610	$237,309

Franchise occupancy expenses	$66,301	$67,916
Franchise support and other costs	3,760	3,301
Franchise advertising and other services expenses	63,472	68,992
Total franchise costs	$133,533	$140,209
Franchise costs as a percentage of total franchise revenues	61.4%	59.1%

Average number of franchise restaurants	1,974	2,032
% decrease	(2.9)%
Franchised restaurant sales	$1,136,642	$1,232,347
Franchised restaurant AUVs	$576	$606
Royalties as a percentage of total franchised restaurant sales	5.0%	5.0%

Franchise rental revenues decreased $8.4 million, or 7.9% compared to the prior year primarily due to lower percent rent of $6.0 million due to lower sales and a $2.3 million decrease in revenue due to fewer franchise restaurants.
Franchise royalties and other decreased $4.7 million, or 7.4% compared to the prior year primarily due to lower royalty income of $3.7 million driven by lower sales and a decrease in royalties of $1.0 million due to a decrease in the number of franchise restaurants.
Franchise contributions for advertising and other services revenues decreased $6.6 million, or 9.7% compared to the prior year due mainly to lower sales and a decrease in the number of restaurants driving marketing contributions lower by $3.8 million and $1.1 million, respectively.
Franchise occupancy expenses, primarily rent, decreased $1.6 million, or 2.4% compared to the prior year. The decrease was primarily driven by lower operating lease costs of $1.7 million due to the decrease in the number of franchise restaurants.
Franchise support and other costs increased $0.5 million, or 13.9% compared to the prior year.
Franchise advertising and other service expenses decreased $5.5 million, or 8.0% compared to the prior year. The decrease is primarily due to lower sales and fewer restaurants driving lower marketing expenses.

Depreciation and Amortization
Depreciation and amortization for the quarter ended January 18, 2026 increased $1.2 million compared to the prior year period primarily due to increases for new technology assets placed in service and new company-operated restaurants.
Selling, General and Administrative (“SG&A”) Expenses
The following table presents the amounts for SG&A expenses in each period (in thousands):

	Sixteen Weeks Ended
	January 18, 2026	January 19, 2025
Advertising	$7,627	$6,921
COLI (gains) losses, net	(2,416)	1,391
Information technology (including $0.6 million of TSA income)	7,531	6,538
Share-based compensation	4,159	3,690
Insurance	1,480	2,151
Other (including $0.3 million of TSA income)	18,637	20,465
	$37,018	$41,156
Advertising costs mainly represent company contributions to our marketing funds and are generally determined as a percentage of company-operated restaurant sales. Advertising costs increased $0.7 million compared to the prior year, primarily due to an increase in expenses related to opting into third party digital sponsorships, partially offset by a decrease in company-operated restaurant sales in the current year.
The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a favorable impact of $3.8 million compared to the prior year.
Information technology costs increased $1.0 million compared to the prior year, primarily due to increased spend relating to our digital platform.
Share-based compensation increased by $0.5 million compared to the prior year, primarily due to prior year forfeitures.
Insurance decreased $0.7 million compared to the prior year primarily due to group insurance reimbursements received in the current quarter.
We had income from the transition services agreement (“TSA”) following the Del Taco sale of $0.9 million in the current quarter.

Other Operating Expenses, Net
Other operating expenses, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 18, 2026	January 19, 2025
Restructuring, integration and other	$11,246	$1,332
Costs of closed restaurants	2,633	176
Impairment charges	353	622
Accelerated depreciation	89	—
(Gains) losses on disposition of property and equipment, net	(6,271)	417
	$8,050	$2,547
The increase of $5.5 million in the other operating expenses, net, was primarily due to the increase of restructuring, integration and other of $9.9 million, partially offset by higher gains in the current year related to the sale of real estate. Current year costs include proxy contest fees, professional fees for tax refund settlement, restructuring costs not deemed to be discontinued operations, and other consulting fees for discrete project-based strategic initiatives. Prior year costs were primarily comprised of severance related to restructuring as well as consulting fees for strategic initiatives.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Sixteen Weeks Ended
	January 18, 2026	January 19, 2025
Interest expense	$24,303	$24,941
Interest income	(621)	(561)
Interest expense, net	$23,682	$24,380
Interest expense, net, decreased $0.7 million compared to the prior year primarily due to lower average borrowings.
Income Taxes
For the first quarter of fiscal year 2026, the Company recorded income tax expense of $6.9 million resulting in an effective tax rate of 32.4%. The effective tax rate for such period differed from the U.S. statutory tax rate primarily due to the establishment of valuation allowance on cumulative interest deduction limitations from current and prior fiscal years and the nondeductible component of share-based compensation largely offset by a favorable state refund claim settlement.
For the first quarter of fiscal year 2025, the Company recorded an income tax expense of $13.3 million, resulting in an effective tax rate of 30.0%. The effective tax rate for such period differed from the U.S. statutory tax rate primarily due to the nondeductible component of share-based compensation.
Loss from Discontinued Operations
The results of operations from the sale of our Del Taco business has been reported as discontinued operations for all periods presented. There were losses from discontinued operations, net of taxes of $16.8 million for the first quarter of 2026, compared with earnings from discontinued operations, net of taxes of $2.7 million in the prior year quarter. Refer to Note 4, Discontinued Operations, in the notes to condensed consolidated financial statements, for additional information regarding discontinued operations.

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

As of January 18, 2026, the Company had $99.4 million of cash and restricted cash on its condensed consolidated balance sheet and available borrowings of $95.3 million under its $150.0 million Variable Funding Notes. The Company continually assesses the optimal sources and uses of cash for our business. We review our balance sheet for any undervalued assets and pursue opportunities for capital sources, including the sale of our owned Jack in the Box properties.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Sixteen Weeks Ended
	January 18, 2026	January 19, 2025
Total cash provided by (used in) continuing operations:
Operating activities	$30,546	$101,583
Investing activities	(5,877)	(23,721)
Financing activities	(113,185)	(29,098)
Net cash flows	$(88,516)	$48,764
Operating Activities. Operating cash flows decreased $71.0 million compared with a year ago primarily due to a decrease in working capital of $59.2 million, as well as lower net income, when adjusted for non-cash items, of $11.8 million. The change in working capital included the $35.0 million received in the prior year in connection with a supply chain contract, the timing for marketing and information technology payments, as well as a state refund claim settled in the current year.
Investing Activities. Cash flows used in investing activities decreased by $17.8 million compared with a year ago primarily due to an increase in proceeds from the sale of real estate of $10.9 million, higher purchases of property and equipment of $1.9 million, and higher proceeds received from assets held for sale and leaseback of $3.6 million, in the current year.
Capital Expenditures — The composition of capital expenditures in each period follows (in thousands):

	Sixteen Weeks Ended
	January 18, 2026	January 19, 2025
Restaurants:
Remodel / refresh programs	$136	$1,842
New restaurants	5,965	4,742
Restaurant facility expenditures	5,304	2,817
Restaurant information technology	10,141	10,751
	21,546	20,152
Corporate Services:
Information technology	1,648	1,030
Corporate facilities	24	118
	1,672	1,148

Total capital expenditures	$23,218	$21,300
Financing Activities. Cash flows used in financing activities increased by $84.1 million compared with a year ago, primarily due to a $105.0 million debt prepayment made in the current year using proceeds from the Del Taco sale. The higher debt payments were partially offset by a $8.3 million decrease in dividends, a $6.0 million repayment in the prior year on the Variable Funding Notes, and a $5.0 million decrease in stock repurchases compared with a year ago.
Debt Prepayment — The Anticipated Repayment Dates of the 2019-1 Class A-2-II Notes and the Class A-2-III Notes are August 2026 and August 2029, respectively, and the 2022-1 Class A-2-I Notes and the 2022-1 Class A-2-II Notes are February 2027 and February 2032, respectively.

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
On January 9, 2026, the Company prepaid $105.0 million of its existing Series 2019-1 Class A-2-II Notes. The repayment was made using funds from the Del Taco Sale and is in connection with the Company’s ongoing prioritization of debt reduction as part of its “JACK on Track” plan.
The Company also has a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. As of January 18, 2026, we did not have any outstanding borrowings and had available borrowing capacity of $95.3 million under our Variable Funding Notes, net of letters of credits issued of $54.7 million.
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
Restricted cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of January 18, 2026, the Company had restricted cash of $27.4 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-2 Notes.
Covenants and restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of January 18, 2026, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
Dividends — The Company announced on April 23, 2025, that it will discontinue its dividend effective immediately and direct a majority of those funds toward leverage reduction. As such, the Company did not declare any dividends during the current quarter.
Repurchases of common stock — The Company did not repurchase any shares of its common stock in fiscal 2026. As of January 18, 2026, there was $175.0 million remaining under share repurchase programs authorized by the Board of Directors which does not expire.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Critical accounting policies and estimates are those that we believe are most important for the portrayal of the Company’s financial condition and results, and that require management’s most subjective and complex judgments. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies and estimates previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2025.

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
These and other factors are identified and described in more detail in our filings with the Securities and Exchange Commission, including, but not limited to: the “Discussion of Critical Accounting Estimates,” and other sections in this Form 10-Q and the “Risk Factors” section of our most recent Annual Report on Form 10-K for the fiscal year ended September 28, 2025 (“Form 10-K”). These documents may be read free of charge on the SEC’s website at www.sec.gov. Potential investors are urged to consider these factors, more fully described in our Form 10-K, carefully in evaluating any forward-looking statements, and are cautioned not to place undue reliance on the forward-looking statements. All forward-looking statements are made only as of the date issued, and we do not undertake any obligation to update any forward-looking statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative market risks set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 28, 2025.

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended January 18, 2026, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended January 18, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
There is no information required to be reported for any items under Part II, except as follows:

ITEM 1.        LEGAL PROCEEDINGS
See Note 13, Commitments and Contingencies, of the notes to the condensed consolidated financial statements for a discussion of our contingencies and legal matters.

ITEM 1A.    RISK FACTORS
When evaluating our business and our prospects, you should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended September 28, 2025, which we filed with the SEC on November 19, 2025, as updated in this Item 1A. You should also consider the risks and uncertainties discussed under the heading “Cautionary Statements Regarding Forward-Looking Statements” in Item 2 of this Quarterly Report on Form 10-Q. You should also refer to the other information set forth in this Quarterly Report and in our Annual Report on Form 10-K for the fiscal year ended September 28, 2025, including our financial statements and the related notes. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the risks or uncertainties actually occur, our business and financial results could be harmed. In that case, the market price of our common stock could decline.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — In the first quarter of 2026, we did not repurchase any shares of our common stock. As of January 18, 2026, this leaves $175.0 million remaining under share repurchase programs authorized by the Board of Directors.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs (in thousands)
				$175,001
September 29, 2025 - October 26, 2025	—	$—	—	$175,001
October 27, 2025 - November 23, 2025	—	$—	—	$175,001
November 24, 2025 - December 21, 2025	—	$—	—	$175,001
December 22, 2025 - January 18, 2026	—	$—	—	$175,001
Total	—		—

ITEM 3.        DEFAULTS OF SENIOR SECURITIES
None.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
During the quarter ended January 18, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term in defined in Item 408(a) of Regulation S-K.

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
Dawn Hooper
Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: February 18, 2026