Form 10-Q
period 2026-04-12
JACK IN THE BOX INC
filed 2026-05-13
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 12, 2026
or
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
Yes  ☐    No  ☑
As of the close of business May 6, 2026, 19,073,616 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	April 12, 2026	September 28, 2025
ASSETS
Current assets:
Cash	$43,035	$45,766
Restricted cash	26,329	30,282
Accounts and other receivables, net	120,202	73,744
Inventories	2,368	2,346
Prepaid expenses	11,065	13,604
Current assets held for sale	15,440	46,042
Other current assets	8,185	8,588
Total current assets	226,624	220,372
Property and equipment:
Property and equipment, at cost	1,169,593	1,150,490
Less accumulated depreciation and amortization	(836,090)	(806,873)
Property and equipment, net	333,503	343,617
Other assets:
Operating lease right-of-use assets	991,099	1,005,024
Goodwill	136,026	136,026
Deferred tax assets	55,493	61,501
Non-current assets held for sale	—	574,967
Other assets, net	262,629	251,914
Total other assets	1,445,247	2,029,432
	$2,005,374	$2,593,421
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$28,186	$29,458
Current operating lease liabilities	134,832	138,199
Accounts payable	49,004	56,349
Accrued liabilities	136,714	142,478
Current liabilities held for sale	—	64,139
Total current liabilities	348,736	430,623
Long-term liabilities:
Long-term debt, net of current maturities	1,558,212	1,674,235
Long-term operating lease liabilities, net of current portion	888,901	907,910
Non-current liabilities held for sale	—	377,445
Other long-term liabilities	131,577	141,479
Total long-term liabilities	2,578,690	3,101,069
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 83,176,452 and 83,012,784 issued and outstanding, respectively	832	830
Capital in excess of par value	549,679	542,177
Retained earnings	1,776,992	1,769,205
Accumulated other comprehensive loss	(48,930)	(49,858)
Treasury stock, at cost, 64,120,270 shares, respectively	(3,200,625)	(3,200,625)
Total stockholders’ deficit	(922,052)	(938,271)
	$2,005,374	$2,593,421

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	April 12, 2026	April 13, 2025	April 12, 2026	April 13, 2025
Revenues:
Company restaurant sales	$94,696	$95,095	$226,603	$228,850
Franchise rental revenues	72,122	77,935	169,509	183,716
Franchise royalties and other	43,039	45,754	101,915	109,369
Franchise contributions for advertising and other services	44,407	46,947	105,754	114,860
	254,264	265,731	603,781	636,795
Operating costs and expenses, net:
Food and packaging	27,388	26,437	66,620	61,127
Payroll and employee benefits	33,683	32,178	80,260	76,706
Occupancy and other	18,105	17,804	42,906	41,344
Franchise occupancy expenses	50,048	51,153	116,349	119,069
Franchise support and other costs	3,421	3,198	7,181	6,499
Franchise advertising and other services expenses	45,621	48,029	109,093	117,021
Selling, general and administrative expenses	26,421	28,221	63,439	69,377
Depreciation and amortization	10,981	8,069	24,590	20,526
Pre-opening costs	146	599	205	2,056
Other operating expenses, net	3,003	1,760	11,053	4,307
Gains on the sale of company-operated restaurants	(21)	—	(21)	—
	218,796	217,448	521,675	518,032
Earnings from operations	35,468	48,283	82,106	118,763
Other pension and post-retirement expenses, net	1,263	1,341	2,947	3,130
Interest expense, net	16,871	18,351	40,553	42,731
Earnings before income taxes	17,334	28,591	38,606	72,902
Income tax expense	4,793	7,892	11,676	21,207
Earnings from continuing operations	12,541	20,699	26,930	51,695
Losses from discontinued operations, net of taxes	(2,296)	(162,927)	(19,143)	(160,237)
Net earnings (loss)	$10,245	$(142,228)	$7,787	$(108,542)

Net earnings (loss) per share - basic:
Earnings from continuing operations	$0.65	$1.09	$1.40	$2.71
Losses from discontinued operations	(0.12)	(8.56)	(1.00)	(8.41)
Net earnings (loss) per share (1)	$0.53	$(7.47)	$0.41	$(5.70)
Net earnings (loss) per share - diluted:
Earnings from continuing operations	$0.65	$1.09	$1.40	$2.71
Losses from discontinued operations	(0.12)	(8.56)	(0.99)	(8.41)
Net earnings (loss) per share (1)	$0.53	$(7.47)	$0.40	$(5.70)

Cash dividends declared per common share	$—	$0.44	$—	$0.88
____________________________
(1)Earnings (loss) per share may not add due to rounding.

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	April 12, 2026	April 13, 2025	April 12, 2026	April 13, 2025
Net earnings (loss)	$10,245	$(142,228)	$7,787	$(108,542)
Other comprehensive income:
Actuarial gains and prior service costs reclassified to earnings	538	607	1,256	1,415
Tax effect	(141)	(160)	(328)	(373)
Other comprehensive income, net of taxes	397	447	928	1,042

Comprehensive income (loss)	$10,642	$(141,781)	$8,715	$(107,500)

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	April 12, 2026	April 13, 2025
Cash flows from operating activities:
Net earnings (loss)	$7,787	$(108,542)
Losses from discontinued operations	(19,143)	(160,237)
Earnings from continuing operations	26,930	51,695
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,590	20,526
Amortization of franchise tenant improvement allowances and incentives	3,185	3,368
Deferred finance cost amortization	2,453	2,572
Tax deficiency from share-based compensation arrangements	1,557	1,435
Deferred income taxes	13,161	(6,212)
Share-based compensation expense	7,580	4,685
Pension and post-retirement expense	2,947	3,130
(Gains) losses on cash surrender value of company-owned life insurance	(4,155)	2,242
Gains on the sale of company-operated restaurants	(21)	—
(Gains) losses on the disposition of property and equipment, net	(8,178)	423
Impairment charges	357	684
Changes in assets and liabilities:
Accounts and other receivables	(24,267)	(27,670)
Inventories	(21)	(75)
Prepaid expenses and other current assets	6,407	(4,220)
Operating lease right-of-use assets and lease liabilities	(8,861)	(9,795)
Accounts payable	10,715	6,417
Accrued liabilities	(4,612)	(10,585)
Pension and post-retirement contributions	(3,565)	(3,833)
Franchise tenant improvement allowance and incentive disbursements	(15,702)	(2,904)
Other	(13,416)	29,158
Net cash flows provided by operating activities	17,084	61,041
Cash flows from investing activities:
Purchases of property and equipment	(34,531)	(39,860)
Purchases of assets intended for sale or leaseback	—	(5,724)
Proceeds from the sale of property and equipment	14,702	15,110
Proceeds from the sale and leaseback of assets	3,616	—
Proceeds from the sale of company-operated restaurants	36	—
Other	2,800	3,303
Net cash flows used in investing activities	(13,377)	(27,171)
Cash flows from financing activities:
Repayments of borrowings on revolving credit facilities	—	(6,000)
Principal repayments on debt	(119,350)	(14,914)
Dividends paid on common stock	—	(16,614)
Proceeds from issuance of common stock	2	2
Repurchases of common stock	—	(4,999)
Payroll tax payments for equity award issuances	(1,105)	(2,453)
Net cash flows used in financing activities	(120,453)	(44,978)
Net cash flows used in continuing operations	(116,746)	(11,108)
Net cash (used in) provided by operating activities of discontinued operations	(13,679)	7,849
Net cash provided by (used in) investing activities of discontinued operations	118,014	(5,300)
Net cash used in financing activities of discontinued operations	(38)	(16)
Net cash provided by discontinued operations	104,297	2,533
Cash and restricted cash at beginning of period, including discontinued operations cash	81,813	54,167
Cash and restricted cash at end of period, including discontinued operations cash	$69,364	$45,592

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 28, 2025	83,013	$830	$542,177	$1,769,205	$(49,858)	$(3,200,625)	$(938,271)
Shares issued under stock plans, including tax benefit	135	1	—	—	—	—	1
Share-based compensation	—	—	4,159	—	—	—	4,159
Net loss	—	—	—	(2,458)	—	—	(2,458)
Other comprehensive income	—	—	—	—	531	—	531
Balance at January 18, 2026	83,148	$831	$546,336	$1,766,747	$(49,327)	$(3,200,625)	$(936,038)
Shares issued under stock plans, including tax benefit	28	1	—	—	—	—	1
Share-based compensation	—	—	3,421	—	—	—	3,421
Shares withheld for employee taxes	—	—	(78)	—	—	—	(78)
Net earnings	—	—	—	10,245	—	—	10,245
Other comprehensive income	—	—	—	—	397	—	397
Balance at April 12, 2026	83,176	$832	$549,679	$1,776,992	$(48,930)	$(3,200,625)	$(922,052)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 29, 2024	82,826	$828	$533,818	$1,866,660	$(57,475)	$(3,195,629)	$(851,798)
Shares issued under stock plans, including tax benefit	145	1	—	—	—	—	1
Share-based compensation	—	—	3,689	—	—	—	3,689
Dividends declared	—	—	61	(8,369)	—	—	(8,308)
Purchases of treasury stock	—	—	—	—	—	(4,996)	(4,996)
Net earnings	—	—	—	33,686	—	—	33,686
Other comprehensive income	—	—	—	—	595	—	595
Balance at January 19, 2025	82,971	$829	$537,568	$1,891,977	$(56,880)	$(3,200,625)	$(827,131)
Shares issued under stock plans, including tax benefit	28	1	—	—	—	—	1
Share-based compensation	—	—	996	—	—	—	996
Dividends declared	—	—	60	(8,366)	—	—	(8,306)
Net loss	—	—	—	(142,228)	—	—	(142,228)
Other comprehensive income	—	—	—	—	447	—	447
Balance at April 13, 2025	82,999	$830	$538,624	$1,741,383	$(56,433)	$(3,200,625)	$(976,221)

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
As of April 12, 2026, there were 149 company-operated and 1,979 franchise-operated Jack in the Box restaurants.
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
Fiscal year — The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Both fiscal years 2026 and 2025 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2026 and 2025 refer to the 12 weeks ended April 12, 2026 and April 13, 2025, respectively, unless otherwise indicated.
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
Total contributions made by the Company and other marketing activities are included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of earnings (loss). For the year-to-date periods in 2026 and 2025, advertising costs were $12.8 million and $12.1 million, respectively.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the activity in the allowance for doubtful accounts (in thousands):

	Year-to-date
	April 12, 2026	April 13, 2025
Balance as of beginning of period	$(4,466)	$(4,512)
Provision for expected credit losses	(1,373)	(1,397)
Balance as of end of period	$(5,839)	$(5,767)
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
Disaggregation of revenue — The following table disaggregates revenue by primary source (in thousands):

	Quarter		Year-to-date
	April 12, 2026	April 13, 2025	April 12, 2026	April 13, 2025
Company restaurant sales	$94,696	$95,095	$226,603	$228,850
Franchise rental revenues	72,122	77,935	169,509	183,716
Franchise royalties	41,482	43,304	98,635	105,130
Marketing fees	41,313	43,139	97,923	104,600
Technology and sourcing fees	3,094	3,808	7,831	10,260
Franchise fees and other services	1,557	2,450	3,280	4,239
Total revenue	$254,264	$265,731	$603,781	$636,795
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of significant changes in contract liabilities is presented below (in thousands):

	Year-to-date
	April 12, 2026	April 13, 2025
Deferred franchise and development fees at beginning of period	$35,807	$39,101
Revenue recognized	(2,500)	(2,664)
Additions	1,532	1,002
Deferred franchise and development fees at end of period	$34,839	$37,439
As of April 12, 2026, approximately $3.9 million of development fees related to unopened restaurants are included in deferred revenue. Timing of revenue recognition for development fees related to unopened restaurants is dependent upon the timing of restaurant openings and are recognized over the franchise term at the date of opening.
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied as of April 12, 2026 (in thousands):

Remainder of 2026	$2,005
2027	4,125
2028	3,572
2029	3,005
2030	2,554
Thereafter	15,644
$30,905
The Company has applied the optional exemption, as provided for under ASC Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

3.ASSETS HELD FOR SALE
Assets held for sale — Assets classified as held for sale on our condensed consolidated balance sheets as of April 12, 2026 and September 28, 2025 have carrying amounts of $15.4 million and $621.0 million, respectively. As of April 12, 2026, these amounts relate to operating restaurant properties which we intend to sell to franchisees and/or sell and leaseback with a third party, and closed restaurant properties which we are marketing for sale. As of September 28, 2025, $602.7 million relates to Del Taco which is presented as held for sale. Refer to Note 4, Discontinued Operations, for additional information on assets and liabilities held for sale.

4.DISCONTINUED OPERATIONS
Del Taco - On October 15, 2025, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with the Buyer and Buyer Guarantor to sell to Buyer all of the issued and outstanding equity interests of Del Taco, which owns and operates the Company’s Del Taco restaurant operations, for an aggregate purchase price of $115.0 million in cash, subject to certain closing cash, working capital, debt and transaction expense adjustments. The transaction closed on December 22, 2025 (the “Del Taco Sale”). The transaction documents include an indemnification provision pursuant to which the Company may be required to indemnify Del Taco for certain losses incurred within one-year following the transaction closing on December 22, 2025, but only with respect to specifically identified matters, and subject to an aggregate cap of $10.0 million.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
We had entered into a Transition Services Agreement (“TSA”) with the Buyer pursuant to which the Buyer is receiving certain services to enable it to operate the Del Taco business after the closing of the Del Taco Sale. The services include information technology, finance and accounting, human resources, supply chain and other corporate support services. The Company recorded $0.6 million and $1.5 million in the second quarter and year-to-date periods of fiscal 2026, respectively, related to the TSA as a reduction of selling, general and administrative expenses in the condensed consolidated statements of earnings (loss). The TSA period has since concluded as of the end of the second quarter.
The following table summarizes the Del Taco results for each period prior to the sale (in thousands, except per share data):

	Quarter		Year-to-date(1)
	April 12, 2026	April 13, 2025	April 12, 2026	April 13, 2025
Company restaurant sales	$—	$47,398	$48,713	$115,048
Franchise revenues	—	23,567	21,509	54,291
Company restaurant costs	—	(41,332)	(43,199)	(99,641)
Franchise costs	—	(17,834)	(12,944)	(40,647)
Selling, general, and administrative expenses (2)	—	(7,264)	(7,018)	(16,787)
Depreciation and amortization (3)	—	(4,149)	(882)	(9,961)
Pre-opening costs	—	(33)	(50)	(52)
Impairment of goodwill and intangible assets	—	(203,230)	—	(203,230)
Other operating expense, net	—	(2,456)	(570)	(3,428)
Transaction-related costs (4)	(1,776)	—	(9,593)	—
Gains on the sale of company-operated restaurants	—	(30)	—	2,776
Interest expense, net	—	(15)	1	(61)
Operating loss from discontinued operations before income taxes	(1,776)	(205,378)	(4,033)	(201,692)
Loss on Del Taco sale	—	—	(47,428)	—
Losses from discontinued operations and before income taxes	(1,776)	(205,378)	(51,461)	(201,692)
Income tax expense (benefit) (5)	520	(42,451)	(32,318)	(41,455)
Losses from discontinued operations, net of income taxes	(2,296)	(162,927)	(19,143)	(160,237)

Net loss per share from discontinued operations
Basic	$(0.12)	$(8.56)	$(1.00)	$(8.41)
Diluted	$(0.12)	$(8.56)	$(0.99)	$(8.41)
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
____________________________
(1)The proceeds received from the Del Taco Sale include working capital adjustments outlined in the Purchase Agreement.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents rental income for the periods presented (in thousands):

	Quarter		Year-to-date
	April 12, 2026	April 13, 2025	April 12, 2026	April 13, 2025
Operating lease income - franchise	$53,401	$53,537	$123,650	$125,602
Variable lease income - franchise	18,714	24,391	45,843	58,098
Amortization of sublease assets and liabilities, net	7	7	16	16
Franchise rental revenues	$72,122	$77,935	$169,509	$183,716

Operating lease income - closed restaurants and other (1)	$1,638	$1,327	$4,183	$3,112
____________________________
(1)Includes closed restaurant properties included in “Other operating expenses, net” in our condensed consolidated statements of earnings (loss).

6.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements as of April 12, 2026:
Non-qualified deferred compensation plan (1)	$14,569	$14,569	$—	$—
Total liabilities at fair value	$14,569	$14,569	$—	$—
Fair value measurements as of September 28, 2025:
Non-qualified deferred compensation plan (1)	$18,326	$18,326	$—	$—
Total liabilities at fair value	$18,326	$18,326	$—	$—
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
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of April 12, 2026 and September 28, 2025 (in thousands):

	April 12, 2026		September 28, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Series 2019 Class A-2 Notes	$584,026	$554,218	$692,375	$675,500
Series 2022 Class A-2 Notes	$1,012,000	$918,845	$1,023,000	$952,720
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.INDEBTEDNESS
Long-term debt obligations consist of the following (in thousands):

	April 12, 2026	September 28, 2025
Series 2019-1 Class A-2-II Notes	$156,526	$262,625
Series 2019-1 Class A-2-III Notes	427,500	429,750
Series 2022-1 Class A-2-I Notes	506,000	511,500
Series 2022-1 Class A-2-II Notes	506,000	511,500
Finance lease obligations and other debt	39	208
Total debt	1,596,065	1,715,583
Less current maturities of long-term debt	(28,186)	(29,458)
Less unamortized debt issuance costs	(9,667)	(11,890)
Long-term debt	$1,558,212	$1,674,235
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
The Company also has a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. As of April 12, 2026, the Company had no outstanding borrowings and available borrowing capacity of $95.3 million under our Variable Funding Notes, net of letters of credits issued of $54.7 million.
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
Maturities of long-term debt — Assuming repayment by the Anticipated Repayment Dates and based on the leverage ratio as of April 12, 2026, principal payments on our long-term debt outstanding at April 12, 2026 for each of the next five fiscal years and thereafter are as follows (in thousands):

Remainder of 2026	$169,815
2027	516,000
2028	15,500
2029	427,250
2030	11,000
Thereafter	456,500
$1,596,065

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8.OTHER OPERATING EXPENSES, NET
Other operating expenses, net in the accompanying condensed consolidated statements of earnings (loss) is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 12, 2026	April 13, 2025	April 12, 2026	April 13, 2025
Restructuring, integration and other (1)	$2,929	$213	$14,175	$1,544
Costs of closed restaurants (2)	1,745	1,445	4,379	1,623
Impairment charges (3)	174	75	527	697
Accelerated depreciation	62	20	150	20
(Gains) losses on disposition of property and equipment, net (4)	(1,907)	7	(8,178)	423
Other operating expenses, net	$3,003	$1,760	$11,053	$4,307
____________________________
(1)Restructuring, integration and other includes proxy contest fees, restructuring that is not deemed discontinued operations, and other consulting fees for discrete project-based strategic initiatives.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table provides information related to our operating segments in each period (in thousands):

	Quarter		Year-to-date
	April 12, 2026	April 13, 2025	April 12, 2026	April 13, 2025
Segment revenues	$254,264	$265,731	$603,781	$636,795
Less:
Food and packaging	$27,388	$26,437	$66,620	$61,127
Payroll and employee benefits	33,683	32,178	80,260	76,706
Occupancy and other	18,105	17,804	42,906	41,344
Other segment expenses (1)	8,509	10,165	20,711	26,302
Franchise expenses	99,090	102,380	232,623	242,589
Segment profit	$67,489	$76,767	$160,661	$188,727
General, administrative, and other unallocated	18,246	17,248	45,537	42,333
Depreciation and amortization	10,981	8,069	24,590	20,526
(Gains) losses on COLI	(188)	1,407	(2,604)	2,798
Other operating expense, net	3,003	1,760	11,053	4,307
Gains on the sale of company-operated restaurants	(21)	—	(21)	—
Other pension and post-retirement expenses, net	1,263	1,341	2,947	3,130
Interest expense, net	16,871	18,351	40,553	42,731
Earnings before income taxes	$17,334	$28,591	$38,606	$72,902
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

10.INCOME TAXES
For the second quarter of and year-to-date fiscal year 2026, the Company recorded income tax expense of $4.8 million and $11.7 million, respectively, resulting in effective tax rates of 27.7% and 30.2%, respectively. The effective tax rate for such periods differed from the U.S. statutory tax rate primarily due to the establishment of valuation allowance on cumulative interest deduction limitations from current and prior fiscal years and the nondeductible component of share-based compensation largely offset by a favorable state refund claim settlement.
For the second quarter of and year-to-date fiscal year 2025, the Company recorded income tax expense of $7.9 million and $21.2 million, respectively, resulting in effective tax rates of 27.6% and 29.1%, respectively. The effective tax rate for such periods differed from the U.S. statutory tax rate primarily due to the nondeductible component of share-based compensation and nondeductible losses from the market performance of insurance products used to fund certain non-qualified retirement plans.

11.STOCKHOLDERS EQUITY AND REPURCHASES OF COMMON STOCK
Repurchases of common stock — The Company did not repurchase any shares of its common stock in the period ended April 12, 2026. As of April 12, 2026, there was $175.0 million remaining under share repurchase programs authorized by the Board of Directors which does not expire.
Dividends — Through April 12, 2026, the Board of Directors did not declare any cash dividends. Future dividends are discontinued and the Company will direct a majority of those funds toward debt reductions.

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

12.WEIGHTED AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	April 12, 2026	April 13, 2025	April 12, 2026	April 13, 2025
Weighted-average shares outstanding – basic	19,255	19,043	19,188	19,047
Effect of potentially dilutive securities:
Nonvested stock awards and units	113	—	80	—
Performance share awards	19	—	19	—
Weighted-average shares outstanding – diluted	19,387	19,043	19,287	19,047
Excluded from diluted weighted-average shares outstanding:
Antidilutive	962	551	789	441
Performance conditions not satisfied at the end of the period	425	172	425	172

13.COMMITMENTS AND CONTINGENCIES
Legal matters — The Company assesses contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of April 12, 2026, the Company had accruals of $17.1 million for all of its legal matters in aggregate, presented within “Accrued liabilities” on our condensed consolidated balance sheet. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure and the ultimate amount of loss may differ materially from these estimates in the near term.
Gessele v. Jack in the Box Inc. — In August 2010, five former Jack in the Box employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that Jack in the Box failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. The parties participated in a voluntary mediation on March 16, 2020, but the matter did not settle. On October 24, 2022, a jury awarded plaintiffs approximately $6.4 million in damages and penalties. On November 25, 2025, the Ninth Circuit Court of Appeals issued an opinion which was amended on April 20, 2026, remanding several issues back to the trial court for further proceedings. As of April 12, 2026, the Company has accrued the verdict amount above, as well as estimated prejudgment and post-judgment interest and fee award, for an additional $10.5 million. These amounts are included within “Accrued liabilities” on our condensed consolidated balance sheet as of April 12, 2026. The

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Company will continue to accrue for post-judgment interest until the matter is resolved. The Company anticipates further appellate proceedings on the matter.
J&D Restaurant Group — On April 17, 2019, the trustee for a bankrupt former franchisee filed a complaint generally alleging the Company wrongfully terminated the franchise agreements and unreasonably denied two prospective purchasers the former franchisee presented. The parties participated in a mediation in April 2021, and again in December 2022, but the matter did not settle. The trial commenced on January 9, 2023, and on February 8, 2023, the jury returned a verdict finding the Company had not breached any contracts in terminating the franchise agreements or denying the proposed buyers. However, while the jury also found the Company had not violated the California Unfair Practices Act, it found for the plaintiff on the claim for breach of implied covenant of good faith and fair dealing, and awarded $8.0 million in damages. On May 9, 2023, the court granted the Company’s post-trial motion, overturning the jury verdict and ordering the plaintiff take nothing on its claims. As a result, the Company reversed the prior $8.0 million accrual. The Plaintiff has appealed the trial court’s post-trial rulings. As part of the appeal, the parties participated in a mediation on March 18, 2025, but the matter did not settle. On October 9, 2025, the appellate court issued an opinion affirming the trial court’s take nothing judgment in favor of the Company. On February 4, 2026, the plaintiff filed a petition for the matter to be reviewed by the Texas Supreme Court. On March 13, 2026, the Texas Supreme Court denied the plaintiff’s petition for review. As a result of this denial, during the quarter, the Company reversed the accrual associated with this claim.
Del Taco — The transaction documents include an indemnification provision pursuant to which the Company may be required to indemnify Del Taco for certain losses incurred within one year following the transaction closing on December 22, 2025, but only with respect to specifically identified matters, and subject to an aggregate cap of $10.0 million. Refer to Note 4, Discontinued Operations, for additional information on the Del Taco sale.
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
Lease guarantees — We remain contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of April 12, 2026, the maximum potential liability of future undiscounted payments under these leases is approximately $23.4 million. The lease terms extend for a maximum of approximately 12 more years and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.
Franchisee guarantees — The Company has an agreement for a financing structure with a lender to allow them to limit their exposure to risk, while they service franchise-owned locations. The agreement with the Company is to remain in effect until all franchisee obligations are paid in full. As of April 12, 2026, and in accordance with that arrangement, $2.0 million was held within “Restricted cash” on our condensed consolidated balance sheet, and the Company has an additional unfunded obligation of approximately $1.5 million. The Company has not recorded a liability for these unfunded obligations as we believe the likelihood of making any future payments is remote.

14.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	April 12, 2026	April 13, 2025
Cash paid during the year for:
Income tax payments, net of refunds (1)	$(4,988)	$26,371
Interest payments	$36,578	$37,854

Non-cash investing and financing transactions:
Decrease in obligations for purchases of property and equipment	$10,527	$5,269
Increase in dividends accrued or converted to common stock equivalents	$—	$121
Right-of use assets obtained in exchange for operating lease obligations	$63,207	$63,039
____________________________
(1)Includes $8.3 million state refund claim settlement.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15.SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	April 12, 2026	September 28, 2025
Accounts and other receivables, net:
Trade	$90,472	$70,225
Notes receivable, current portion	3,788	3,786
Income tax receivable (1)	21,470	200
Other	10,311	3,999
Allowance for doubtful accounts	(5,839)	(4,466)
	$120,202	$73,744
Property and equipment, net:
Land	$73,873	$78,774
Buildings	865,054	850,213
Restaurant and other equipment	210,688	184,746
Construction in progress	19,978	36,757
	1,169,593	1,150,490
Less accumulated depreciation and amortization	(836,090)	(806,873)
	$333,503	$343,617
Other assets, net:
Company-owned life insurance policies	$136,859	$135,504
Franchise tenant improvement allowances	41,248	40,454
Deferred rent receivable	31,220	33,194
Notes receivable, less current portion	6,935	7,820
Other	46,367	34,942
	$262,629	$251,914
Accrued liabilities:
Payroll and related taxes	$26,888	$28,418
Legal accruals	17,081	17,640
Insurance	21,070	20,731
Sales and property taxes	8,177	23,001
Deferred rent income	11,739	351
Deferred franchise and development fees	4,973	5,126
Other	46,786	47,211
	$136,714	$142,478
Other long-term liabilities:
Defined benefit pension plans	$44,923	$46,320
Deferred franchise and development fees	29,866	30,680
Other	56,788	64,479
	$131,577	$141,479
____________________________
(1)The income tax receivable increased due to the accrual of refunds from capital loss carryback on the Del Taco divestment.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16.SUBSEQUENT EVENTS

Following the end of the second quarter of 2026, the Company is in the process of withdrawing excess COLI funding of approximately $71.0 million, which is expected to be used along with cash on hand to prepay approximately $99.0 million of the 2019-1 Class A-2-II Notes in the third quarter of 2026.

On May 13, 2025, the Company announced that Lance Tucker would be stepping down as Chief Executive Officer (“CEO”) and as a member of the Board, effective immediately. In connection with Mr. Tucker’s departure, the Board appointed Mark King as Interim CEO, effective May 13, 2025. Mr. King will also serve as Executive Chairman of the Board and, in connection therewith, will not receive board or committee fees during his service as Interim CEO.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2026 and 2025 each include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2026 and 2025 refer to the 12 weeks (“quarter”) and 28 weeks (“year-to-date”) ended April 12, 2026 and April 13, 2025, respectively, unless otherwise indicated.
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
OVERVIEW
Our Business
Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. As of April 12, 2026, we operated and franchised 2,128 restaurants, primarily in the western and southern United States, including restaurants in Guam and in Mexico.
We derive revenue from retail sales at company-operated restaurants and rental revenue, royalties (based upon a percentage of sales), franchise fees and contributions for advertising and other services from franchisees.
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

RESULTS OF OPERATIONS
The following tables summarize changes in same-store sales for Jack in the Box company-operated, franchised, and system restaurants:

	Quarter		Year-to-date
	April 12, 2026	April 13, 2025	April 12, 2026	April 13, 2025
Company	(2.8%)	(4.0%)	(3.9%)	(1.9%)
Franchise	(3.9%)	(4.5%)	(5.7%)	(1.6%)
System	(3.8%)	(4.4%)	(5.5%)	(1.7%)
The following tables summarize year-to-date changes in the number and mix of Jack in the Box company and franchise restaurants:

	2026			2025
	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	150	1,986	2,136	150	2,041	2,191
New	1	14	15	2	8	10
Closed	(2)	(21)	(23)	(6)	(12)	(18)
End of period	149	1,979	2,128	146	2,037	2,183
% of system	7%	93%	100%	7%	93%	100%
The following tables summarize restaurant sales for Jack in the Box company-operated, franchised, and systemwide sales (in thousands):

	Quarter		Year-to-date
	April 12, 2026	April 13, 2025	April 12, 2026	April 13, 2025
Company-operated restaurant sales	$94,696	$95,095	$226,603	$228,850
Franchised restaurant sales (1)	829,948	865,609	1,966,590	2,097,956
Systemwide sales (1)	$924,644	$960,704	$2,193,193	$2,326,806
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

Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Quarter				Year-to-date
	April 12, 2026		April 13, 2025		April 12, 2026		April 13, 2025
Company restaurant sales	$94,696		$95,095		$226,603		$228,850
Company restaurant costs:
Food and packaging	$27,388	28.9%	$26,437	27.8%	$66,620	29.4%	$61,127	26.7%
Payroll and employee benefits	$33,683	35.6%	$32,178	33.8%	$80,260	35.4%	$76,706	33.5%
Occupancy and other	$18,105	19.1%	$17,804	18.7%	$42,906	18.9%	$41,344	18.1%

Company restaurant sales decreased $0.4 million, or 0.4% in the quarter and $2.2 million, or 1.0% year-to-date compared to the prior year. The following table presents the approximate impact of changes in AUVs and the number of restaurants on company restaurant sales (in millions):

	Quarter	Year-to-date
	April 12, 2026	April 12, 2026
AUV decrease	$(1.2)	$(6.7)
Change in the average number of restaurants	0.5	3.3
Other	0.3	1.2
Total change in company restaurant sales	$(0.4)	$(2.2)
Same-store sales at company-operated restaurants decreased 2.8% in the quarter and 3.9% year-to-date compared to a year ago. The following table summarizes the change versus a year ago:

	Quarter	Year-to-date
	April 12, 2026	April 12, 2026
Average check (1)	1.5%	1.8%
Transactions	(4.3%)	(5.7%)
Change in same-store sales	(2.8%)	(3.9%)
____________________________
(1)Includes price increases of approximately 2.6% in the quarter and 2.8% year-to-date.
Food and packaging costs, as a percentage of company restaurant sales, increased 1.1% in the quarter and 2.7% year-to-date compared to the prior year, due mainly to commodity inflation, and unfavorable menu item mix, offset by menu price increases. The year-to-date increase was also due to a non-recurring benefit from a new supply chain contract in the prior year. Commodity inflation was 5.0% in the quarter and 6.3% year-to-date, with the greatest impacts in beef, tacos, produce and beverages.
Payroll and employee benefit costs, as a percentage of company restaurant sales, increased 1.8% in the quarter and 1.9% year-to-date compared to the prior year, primarily due to a change in the mix of restaurants. Labor inflation was approximately 1.5% in the quarter and 0.7% year-to-date for the current year.
Occupancy and other costs, as a percentage of company restaurant sales, increased 0.4% in the quarter and 0.8% year-to-date compared to the prior year. For the quarter and year-to-date periods, these increases were primarily due to sales deleverage and higher rent.

Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	April 12, 2026	April 13, 2025	April 12, 2026	April 13, 2025
Franchise rental revenues	$72,122	$77,935	$169,509	$183,716

Royalties	41,482	43,305	98,635	105,130
Franchise fees and other	1,557	2,449	3,280	4,239
Franchise royalties and other	43,039	45,754	101,915	109,369
Franchise contributions for advertising and other services	44,407	46,947	105,754	114,860
Total franchise revenues	$159,568	$170,636	$377,178	$407,945

Franchise occupancy expenses	$50,048	$51,153	$116,349	$119,069
Franchise support and other costs	3,421	3,198	7,181	6,499
Franchise advertising and other services expenses	45,621	48,029	109,093	117,021
Total franchise costs	$99,090	$102,380	$232,623	$242,589
Franchise costs as a percentage of total franchise revenues	62.1%	60.0%	61.7%	59.5%

Average number of franchise restaurants	1,974	2,026	1,974	2,029
% decrease	(2.6)%		(2.7)%
Franchised restaurant sales	$829,948	$865,609	$1,966,590	$2,097,956
Franchised restaurant AUVs	$420	$427	$996	$1,034
Royalties as a percentage of total franchised restaurant sales	5.0%	5.0%	5.0%	5.0%
Franchise rental revenues decreased $5.8 million, or 7.5% in the quarter and $14.2 million, or 7.7% year-to-date, compared to the prior year primarily due to lower percentage rent of $2.4 million and $8.4 million, respectively, driven by lower franchise restaurant sales, and a decrease in rent revenue of $1.7 million and $3.9 million, respectively, due to fewer franchise restaurants. Lower lease termination fees of $2.9 million in the quarter and year-to-date also contributed to the decrease.
Franchise royalties and other decreased $2.7 million, or 5.9% in the quarter and $7.5 million, or 6.8% year-to-date compared to the prior year primarily due to lower royalty income of $0.7 million and $4.2 million, respectively, driven by lower sales, and a decrease in royalties of $0.8 million and $1.8 million, respectively, due to a decrease in the number of franchise restaurants.
Franchise contributions for advertising and other services revenues decreased $2.5 million, or 5.4% in the quarter and $9.1 million, or 7.9% year-to-date compared to the prior year mainly due to lower sales and a decrease in the number of restaurants, driving marketing contributions lower by $1.0 million and $0.8 million, respectively, for the quarter, and $4.7 million and $2.0 million, respectively, year-to-date.
Franchise occupancy expenses, primarily rent, decreased $1.1 million, or 2.2% in the quarter and $2.7 million, or 2.3% year-to-date compared to the prior year. The decrease was primarily driven by lower operating lease costs of $1.3 million in the quarter and $3.1 million year-to-date, due to the decrease in the number of franchise restaurants.
Franchise support and other costs increased $0.2 million, or 7.0% in the quarter, and $0.7 million, or 10.5% year-to-date compared to the prior year. The quarter increase was primarily to increases in bad debt expense of $0.7 million. The year-to-date increase is due to increases in bad debt expense of $1.2 million, partially offset by decreases in digital fees of $0.8 million.
Franchise advertising and other service expenses decreased $2.4 million, or 5.0% in the quarter and $7.9 million, or 6.8% year-to-date compared to the prior year. The decrease is primarily due to lower sales and fewer restaurants driving lower marketing expenses.

Depreciation and Amortization
Depreciation and amortization for the quarter ended April 12, 2026 increased $2.9 million in the quarter and $4.1 million year-to-date compared to the prior year period primarily due to increases for new technology assets placed in service and new company-operated restaurants.
Selling, General and Administrative Expenses
The following table presents the amounts for selling, general and administrative (“SG&A”) expenses in each period (in thousands):

	Quarter		Year-to-date
	April 12, 2026	April 13, 2025	April 12, 2026	April 13, 2025
Advertising	$5,222	$5,159	$12,849	$12,080
COLI (gains) losses, net	(188)	1,407	(2,604)	2,798
Share-based compensation	3,421	996	7,580	4,686
Litigation matters	(816)	735	(571)	1,069
Insurance	1,874	1,774	3,354	3,925
Other	16,908	18,150	42,831	44,819
	$26,421	$28,221	$63,439	$69,377
Advertising costs mainly represent company contributions to our marketing funds and are generally determined as a percentage of company-operated restaurant sales. Advertising costs increased $0.1 million in the quarter and $0.8 million year-to-date compared to the prior year, primarily due to an increase in expenses related to opting into third party digital sponsorships, partially offset by a decrease in company-operated restaurant sales in the current year.
The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had a favorable impact of $1.6 million in the quarter and $5.4 million on a year-to-date basis, compared to the prior year.
Share-based compensation increased by $2.4 million in the quarter and $2.9 million year-to-date compared to the prior year, primarily due to lower forfeitures in the current year.
Litigation matters decreased $1.6 million for both the quarter and on a year-to-date basis as compared to the prior year, primarily due to the timing of litigation reversal relating to the J&D Restaurant Group. Refer to Note 13, Commitments and Contingencies, in the condensed consolidated financial statements for additional information related to the legal matters.
Insurance increased $0.1 million in the quarter and decreased $0.6 million on a year-to-date basis, compared to the prior year. The year-to-date decrease was primarily due to group insurance reimbursements received in the current year.
Included in the SG&A amounts above are income from the transition services agreement (“TSA”) following the Del Taco sale of $0.6 million in the quarter and $1.5 million on a year-to-date basis in 2026. The TSA period has since concluded as of the end of the second quarter.
Other Operating Expenses, Net
Other operating expenses, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 12, 2026	April 13, 2025	April 12, 2026	April 13, 2025
Restructuring, integration and other	$2,929	$213	$14,175	$1,544
Costs of closed restaurants	1,745	1,445	4,379	1,623
Impairment charges	174	75	527	697
Accelerated depreciation	62	20	150	20
(Gains) losses on disposition of property and equipment, net	(1,907)	7	(8,178)	423
	$3,003	$1,760	$11,053	$4,307

Other operating expenses, net increased $1.2 million on a quarter-to-date basis and $6.7 million on a year-to-date basis, as compared to the prior year. For the quarter, the increase was primarily due to $2.7 million for proxy contest fees and other consulting fees for strategic initiatives, partially offset by $1.9 million of higher gains in the current year related to the sale of real estate.
For the year-to-date period, the increase was primarily due to $12.6 million for proxy contest fees, professional fees for tax refund settlement, restructuring costs, and other consulting fees for strategic initiatives, partially offset by $7.8 million of higher gains in the current year related to the sale of real estate.
Interest Expense, Net
Interest expense, net is comprised of the following (in thousands):

	Quarter		Year-to-date
	April 12, 2026	April 13, 2025	April 12, 2026	April 13, 2025
Interest expense	$17,271	$18,687	$41,574	$43,628
Interest income	(400)	(336)	(1,021)	(897)
Interest expense, net	$16,871	$18,351	$40,553	$42,731
Interest expense, net, decreased $1.5 million in the quarter and $2.2 million year-to-date compared to the prior year primarily due to lower average borrowings.
Income Taxes
For the second quarter of and year-to-date fiscal year 2026, the Company recorded income tax expense of $4.8 million and $11.7 million, respectively, resulting in effective tax rates of 27.7% and 30.2%, respectively. The effective tax rate for such periods differed from the U.S. statutory tax rate primarily due to the establishment of valuation allowance on cumulative interest deduction limitations from current and prior fiscal years and the nondeductible component of share-based compensation largely offset by a favorable state refund claim settlement.
For the second quarter of and year-to-date fiscal year 2025, the Company recorded income tax expense of $7.9 million and $21.2 million, respectively, resulting in effective tax rates of 27.6% and 29.1%, respectively. The effective tax rate for such periods differed from the U.S. statutory tax rate primarily due to the nondeductible component of share-based compensation and nondeductible losses from the market performance of insurance products used to fund certain non-qualified retirement plans.
Loss from Discontinued Operations
The results of operations from the sale of our Del Taco business has been reported as discontinued operations for all periods presented. For the second quarter of and year-to-date fiscal year 2026, there were losses from discontinued operations, net of taxes of $2.3 million and $19.1 million, respectively, compared with $162.9 million and $160.2 million, respectively, for the second quarter of and year-to-date fiscal year 2025. Refer to Note 4, Discontinued Operations, in the notes to condensed consolidated financial statements, for additional information regarding discontinued operations.

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
As of April 12, 2026, the Company had $69.4 million of cash and restricted cash on its condensed consolidated balance sheet and available borrowings of $95.3 million under its $150.0 million Variable Funding Notes. The Company continually assesses the optimal sources and uses of cash for our business. We review our balance sheet for any undervalued assets and pursue opportunities for capital sources, including the sale of our owned Jack in the Box properties.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.

The Company uses corporate owned life insurance (“COLI”) policies to fund our Supplemental Executive Retirement Plan (“SERP”) and Executive Deferred Compensation Plan (“EDCP”) benefit obligations. The funding of these plans was well in excess of the related obligations at April 12, 2026. As such, following the second quarter of 2026, the Company is in the process of withdrawing excess funding of approximately $71.0 million, from its COLI policies, which is expected to be used along with cash on hand to prepay approximately $99.0 million of the 2019-1 Class A-2-II Notes in the third quarter of 2026.
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Year-to-date
	April 12, 2026	April 13, 2025
Total cash provided by (used in) continuing operations:
Operating activities	$17,084	$61,041
Investing activities	(13,377)	(27,171)
Financing activities	(120,453)	(44,978)
Net cash flows used in continuing operations	$(116,746)	$(11,108)
Operating Activities. Operating cash flows decreased $44.0 million compared with a year ago primarily due to a decrease in working capital of $29.8 million, as well as lower net income, when adjusted for non-cash items, of $14.1 million. The change in working capital included the $35.0 million received in the prior year in connection with a supply chain contract, an increase of $12.8 million in franchise incentive disbursements in the current year, partially offset by a decrease of $23.0 million in income and franchise tax payments in the current year.
Investing Activities. Cash flows used in investing activities decreased by $13.8 million compared with a year ago, primarily due to purchases of assets intended for sale or leaseback of $5.7 million in the prior year, higher proceeds received from assets held for sale and leaseback of $3.6 million, and lower purchases of property and equipment of $5.3 million.
The $5.3 million change in purchases of property and equipment is primarily a result of lower restaurant information technology costs, partially offset by higher restaurant facility expenditures relating to the beverage dispenser replacement program. The following table summarizes the capital expenditures in each period (in thousands):

	Year-to-date
	April 12, 2026	April 13, 2025
Restaurants:
Remodel / refresh programs	$1,344	$3,359
New restaurants	9,263	10,282
Restaurant facility expenditures	5,601	4,376
Restaurant information technology	16,191	20,454
	32,399	38,471
Corporate Services:
Information technology	2,095	1,264
Corporate facilities	37	125
	2,132	1,389

Total capital expenditures	$34,531	$39,860
Financing Activities. Cash flows used in financing activities increased by $75.5 million compared with a year ago, primarily due to a $105.0 million debt prepayment made in the current year using proceeds from the Del Taco sale. The higher debt payments were partially offset by a decrease in dividend payments of $16.6 million, rolling over a $6.0 million repayment in the prior year on the Variable Funding Notes, and a $5.0 million decrease in stock repurchases.
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
The Company also has a revolving financing facility of Series 2022-1 Variable Funding Senior Secured Notes (the “Variable Funding Notes”), which permits borrowings up to a maximum of $150.0 million, subject to certain borrowing conditions, a portion of which may be used to issue letters of credit. As of April 12, 2026, we did not have any outstanding borrowings and had available borrowing capacity of $95.3 million under our Variable Funding Notes, net of letters of credits issued of $54.7 million.
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
Restricted cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of April 12, 2026, the Company had restricted cash of $26.3 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-2 Notes.
Covenants and restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of April 12, 2026, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
Dividends — The Company announced on April 23, 2025, that it will discontinue its dividend effective immediately and direct a majority of those funds toward leverage reduction. As such, the Company did not declare any dividends during the current year.
Repurchases of common stock — The Company did not repurchase any shares of its common stock in fiscal 2026. As of April 12, 2026, there was $175.0 million remaining under share repurchase programs authorized by the Board of Directors which does not expire.

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

ITEM 4.        CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended April 12, 2026, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 12, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — In the second quarter of 2026, we did not repurchase any shares of our common stock. As of April 12, 2026, this leaves $175.0 million remaining under share repurchase programs authorized by the Board of Directors.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs (in thousands)
				$175,001
January 19, 2026 - February 15, 2026	—	$—	—	$175,001
February 16, 2026 - March 15, 2026	—	$—	—	$175,001
March 16, 2026 - April 12, 2026	—	$—	—	$175,001
Total	—		—

ITEM 3.        DEFAULTS OF SENIOR SECURITIES
None.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
During the quarter ended April 12, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term in defined in Item 408(a) of Regulation S-K.

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
Dawn Hooper
Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: May 13, 2026