Form 10-Q
period 2026-07-05
JACK IN THE BOX INC
filed 2026-08-12
CIK 807882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 5, 2026
or
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
Yes  ☐    No  ☑
As of the close of business August 5, 2026, 19,179,330 shares of the registrant’s common stock were outstanding.

JACK IN THE BOX INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	July 5, 2026	September 28, 2025
ASSETS
Current assets:
Cash	$46,318	$45,766
Restricted cash	25,453	30,282
Accounts and other receivables, net	106,672	73,744
Inventories	2,343	2,346
Prepaid expenses	8,492	13,604
Current assets held for sale	14,501	46,042
Other current assets	10,065	8,588
Total current assets	213,844	220,372
Property and equipment:
Property and equipment, at cost	1,163,804	1,150,490
Less accumulated depreciation and amortization	(832,844)	(806,873)
Property and equipment, net	330,960	343,617
Other assets:
Operating lease right-of-use assets	980,279	1,005,024
Goodwill	136,026	136,026
Deferred tax assets	45,337	61,501
Non-current assets held for sale	—	574,967
Other assets, net	194,583	251,914
Total other assets	1,356,225	2,029,432
	$1,901,029	$2,593,421
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$44,160	$29,458
Current operating lease liabilities	134,300	138,199
Accounts payable	50,800	56,349
Accrued liabilities	139,934	142,478
Current liabilities held for sale	—	64,139
Total current liabilities	369,194	430,623
Long-term liabilities:
Long-term debt, net of current maturities	1,428,667	1,674,235
Long-term operating lease liabilities, net of current portion	874,494	907,910
Non-current liabilities held for sale	—	377,445
Other long-term liabilities	129,960	141,479
Total long-term liabilities	2,433,121	3,101,069
Stockholders’ deficit:
Preferred stock $0.01 par value, 15,000,000 shares authorized, none issued	—	—
Common stock $0.01 par value, 175,000,000 shares authorized, 83,271,915 and 83,012,784 issued and outstanding, respectively	833	830
Capital in excess of par value	549,924	542,177
Retained earnings	1,797,114	1,769,205
Accumulated other comprehensive loss	(48,532)	(49,858)
Treasury stock, at cost, 64,120,270 shares, respectively	(3,200,625)	(3,200,625)
Total stockholders’ deficit	(901,286)	(938,271)
	$1,901,029	$2,593,421

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(In thousands, except per share data)
(Unaudited)

	Quarter		Year-to-date
	July 5, 2026	July 6, 2025	July 5, 2026	July 6, 2025
Revenues:
Company restaurant sales	$96,268	$94,112	$322,871	$322,962
Franchise rental revenues	73,017	76,538	242,526	260,254
Franchise royalties and other	43,081	44,604	144,996	153,973
Franchise contributions for advertising and other services	45,291	47,147	151,045	162,007
	257,657	262,401	861,438	899,196
Operating costs and expenses, net:
Food and packaging	28,246	26,949	94,866	88,076
Payroll and employee benefits	32,410	32,465	112,670	109,171
Occupancy and other	18,621	17,840	61,527	59,184
Franchise occupancy expenses	49,694	50,829	166,043	169,898
Franchise support and other costs	4,242	3,314	11,423	9,813
Franchise advertising and other services expenses	47,108	47,994	156,201	165,015
Selling, general and administrative expenses	17,041	20,577	80,480	89,954
Depreciation and amortization	10,478	8,671	35,068	29,197
Pre-opening costs	88	866	293	2,922
Other operating (income) expense, net	(3,062)	4,531	7,991	8,838
Gains on the sale of company-operated restaurants	(6)	—	(27)	—
	204,860	214,036	726,535	732,068
Earnings from operations	52,797	48,365	134,903	167,128
Other pension and post-retirement expenses, net	1,262	1,342	4,209	4,472
Interest expense, net	18,176	18,135	58,729	60,866
Earnings before income taxes	33,359	28,888	71,965	101,790
Income tax expense	12,318	6,049	23,994	27,256
Earnings from continuing operations	21,041	22,839	47,971	74,534
Losses from discontinued operations, net of taxes	(919)	(812)	(20,062)	(161,049)
Net earnings (loss)	$20,122	$22,027	$27,909	$(86,515)

Net earnings (loss) per share - basic:
Earnings from continuing operations	$1.09	$1.20	$2.49	$3.91
Losses from discontinued operations	(0.05)	(0.04)	(1.04)	(8.45)
Net earnings (loss) per share (1)	$1.04	$1.16	$1.45	$(4.54)
Net earnings (loss) per share - diluted:
Earnings from continuing operations	$1.08	$1.19	$2.48	$3.89
Losses from discontinued operations	(0.05)	(0.04)	(1.04)	(8.40)
Net earnings (loss) per share (1)	$1.03	$1.15	$1.44	$(4.51)

Cash dividends declared per common share	$—	$—	$—	$0.88
____________________________
(1)Earnings (loss) per share may not add due to rounding.

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Quarter		Year-to-date
	July 5, 2026	July 6, 2025	July 5, 2026	July 6, 2025
Net earnings (loss)	$20,122	$22,027	$27,909	$(86,515)
Other comprehensive income:
Actuarial gains and prior service costs reclassified to earnings	538	606	1,794	2,021
Tax effect	(140)	(160)	(468)	(533)
Other comprehensive income, net of taxes	398	446	1,326	1,488

Comprehensive income (loss)	$20,520	$22,473	$29,235	$(85,027)

See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year-to-date
	July 5, 2026	July 6, 2025
Cash flows from operating activities:
Net earnings (loss)	$27,909	$(86,515)
Losses from discontinued operations	(20,062)	(161,049)
Earnings from continuing operations	47,971	74,534
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,068	29,197
Amortization of franchise tenant improvement allowances and incentives	4,729	4,779
Deferred finance cost amortization	3,469	3,668
Loss on extinguishment of debt	1,306	—
Tax deficiency from share-based compensation arrangements	2,148	1,483
Deferred income taxes	21,653	(7,149)
Share-based compensation expense	7,825	6,812
Pension and post-retirement expense	4,209	4,472
Gains on cash surrender value of company-owned life insurance	(7,014)	(5,731)
Gains on the sale of company-operated restaurants	(27)	—
(Gains) losses on the disposition of property and equipment, net	(17,405)	748
Impairment charges and other	2,950	1,427
Changes in assets and liabilities:
Accounts and other receivables	(18,810)	(4,188)
Prepaid expenses and other current assets	9,333	(11,628)
Operating lease right-of-use assets and lease liabilities	(12,981)	(13,698)
Accounts payable	661	(5,214)
Accrued liabilities	(742)	19,708
Pension and post-retirement contributions	(5,036)	(5,370)
Franchise tenant improvement allowance and incentive disbursements	(23,320)	(4,670)
Other	566	28,967
Net cash flows provided by operating activities	56,553	118,147
Cash flows from investing activities:
Purchases of property and equipment	(44,102)	(60,271)
Purchases of assets intended for sale or leaseback	—	(5,724)
Proceeds from the sale of property and equipment	26,681	15,108
Proceeds from the sale and leaseback of assets	3,616	—
Proceeds from the sale of company-operated restaurants	47	—
COLI distribution proceeds	80,416	—
Other	2,800	3,303
Net cash flows provided by (used in) investing activities	69,458	(47,584)
Cash flows from financing activities:
Borrowings on revolving credit facilities	39,000	—
Repayments of borrowings on revolving credit facilities	—	(6,000)
Proceeds from the issuance of debt	500,000	—
Principal repayments on debt	(762,619)	(22,376)
Payment of debt issuance costs	(13,065)	—
Dividends paid on common stock	—	(16,614)
Proceeds from issuance of common stock	3	2
Repurchases of common stock	—	(4,999)
Payroll tax payments for equity award issuances	(1,300)	(2,482)
Net cash flows used in financing activities	(237,981)	(52,469)
Net cash flows (used in) provided by continuing operations	(111,970)	18,094
Net cash (used in) provided by operating activities of discontinued operations	(16,048)	10,479
Net cash provided by (used in) investing activities of discontinued operations	118,014	(14,606)
Net cash used in financing activities of discontinued operations	(38)	(23)
Net cash provided by (used in) discontinued operations	101,928	(4,150)
Cash and restricted cash at beginning of period, including discontinued operations cash	81,813	54,167
Cash and restricted cash at end of period, including discontinued operations cash	$71,771	$68,111
See accompanying notes to condensed consolidated financial statements.

JACK IN THE BOX INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(In thousands)
(Unaudited)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 28, 2025	83,013	$830	$542,177	$1,769,205	$(49,858)	$(3,200,625)	$(938,271)
Shares issued under stock plans, including tax benefit	135	1	—	—	—	—	1
Share-based compensation	—	—	4,159	—	—	—	4,159
Net loss	—	—	—	(2,458)	—	—	(2,458)
Other comprehensive income	—	—	—	—	531	—	531
Balance at January 18, 2026	83,148	$831	$546,336	$1,766,747	$(49,327)	$(3,200,625)	$(936,038)
Shares issued under stock plans, including tax benefit	28	1	—	—	—	—	1
Share-based compensation	—	—	3,421	—	—	—	3,421
Shares withheld for employee taxes	—	—	(78)	—	—	—	(78)
Net earnings	—	—	—	10,245	—	—	10,245
Other comprehensive income	—	—	—	—	397	—	397
Balance at April 12, 2026	83,176	$832	$549,679	$1,776,992	$(48,930)	$(3,200,625)	$(922,052)
Shares issued under stock plans, including tax benefit	96	1		—	—	—	1
Share-based compensation	—	—	245	—	—	—	245
Net earnings	—	—	—	20,122	—	—	20,122
Other comprehensive income	—	—	—	—	398	—	398
Balance at July 5, 2026	83,272	$833	$549,924	$1,797,114	$(48,532)	$(3,200,625)	$(901,286)

	Number of Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at September 29, 2024	82,826	$828	$533,818	$1,866,660	$(57,475)	$(3,195,629)	$(851,798)
Shares issued under stock plans, including tax benefit	145	1	—	—	—	—	1
Share-based compensation	—	—	3,689	—	—	—	3,689
Dividends declared	—	—	61	(8,369)	—	—	(8,308)
Purchases of treasury stock	—	—	—	—	—	(4,996)	(4,996)
Net earnings	—	—	—	33,686	—	—	33,686
Other comprehensive income	—	—	—	—	595	—	595
Balance at January 19, 2025	82,971	$829	$537,568	$1,891,977	$(56,880)	$(3,200,625)	$(827,131)
Shares issued under stock plans, including tax benefit	28	1	—	—	—	—	1
Share-based compensation	—	—	996	—	—	—	996
Dividends declared	—	—	60	(8,366)	—	—	(8,306)
Net loss	—	—	—	(142,228)	—	—	(142,228)
Other comprehensive income	—	—	—	—	447	—	447
Balance at April 13, 2025	82,999	$830	$538,624	$1,741,383	$(56,433)	$(3,200,625)	$(976,221)
Shares issued under stock plans, including tax benefit	3	—		—	—	—	—
Share-based compensation	—	—	2,127	—	—	—	2,127
Net earnings	—	—	—	22,027	—	—	22,027
Other comprehensive income	—	—	—	—	446	—	446
Balance at July 6, 2025	83,002	$830	$540,751	$1,763,410	$(55,987)	$(3,200,625)	$(951,621)
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
As of July 5, 2026, there were 149 company-operated and 1,966 franchise-operated Jack in the Box restaurants.
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
On October 15, 2025, the Company entered into an agreement to sell Del Taco Holdings Inc., a Delaware corporation (“Del Taco”), which owns and operates the Company’s Del Taco restaurant operations, to Yadav Enterprises, Inc., a California corporation (“Buyer”) and Anil Yadav (“Buyer Guarantor”), which was completed on December 22, 2025. For all periods presented in our condensed consolidated statements of earnings (loss), all sales, costs, expenses and income taxes attributable to Del Taco, have been aggregated under the caption “Losses from discontinued operations, net of income taxes.” Cash flows used in or provided by Del Taco operations have been aggregated in the condensed consolidated statement of cash flows as part of discontinued operations. Prior year results have been recast to conform with the current presentation. Refer to Note 4, Discontinued Operations, for additional information.
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
Fiscal year — The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Both fiscal years 2026 and 2025 include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2026 and 2025 refer to the 12 weeks (“quarter”) and 40 weeks (“year-to-date”) ended July 5, 2026 and July 6, 2025, respectively, unless otherwise indicated.
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
Total contributions made by the Company and other marketing activities are included in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of earnings (loss). For the year-to-date periods in 2026 and 2025, advertising costs were $18.3 million and $17.3 million, respectively. Year-to-date incremental contributions made by the Company in 2026 and 2025 were $0.6 million and $0.4 million, respectively.
Allowance for credit losses — The Company closely monitors the financial condition of our franchisees and estimates the allowance for credit losses based on the lifetime expected loss on receivables. These estimates are based on historical collection experience with our franchisees as well as other factors, including current market conditions and events. Credit quality is monitored through the timing of payments compared to predefined aging criteria and known facts regarding the financial condition of the franchisee or customer. While the Company uses the best information available, ultimate recovery depends on future economic conditions and other factors beyond the Company’s control. Account balances are charged off against the allowance after recovery efforts have ceased. The Company’s allowance for doubtful accounts has not historically been material.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table summarizes the activity in the allowance for doubtful accounts (in thousands):

	Year-to-date
	July 5, 2026	July 6, 2025
Balance as of beginning of period	$(4,466)	$(4,512)
Provision for expected credit losses	(3,479)	(2,361)
Write-offs charged against the allowance	338	1,234
Balance as of end of period	$(7,607)	$(5,639)
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
Disaggregation of revenue — The following table disaggregates revenue by primary source (in thousands):

	Quarter		Year-to-date
	July 5, 2026	July 6, 2025	July 5, 2026	July 6, 2025
Company restaurant sales	$96,268	$94,112	$322,871	$322,962
Franchise rental revenues	73,017	76,538	242,526	260,254
Franchise royalties	41,891	43,078	140,526	148,208
Marketing fees	42,230	43,011	140,153	147,611
Technology and sourcing fees	3,061	4,136	10,892	14,396
Franchise fees and other services	1,190	1,526	4,470	5,765
Total revenue	$257,657	$262,401	$861,438	$899,196
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
A summary of significant changes in contract liabilities is presented below (in thousands):

	Year-to-date
	July 5, 2026	July 6, 2025
Deferred franchise and development fees at beginning of period	$35,807	$39,101
Revenue recognized	(3,585)	(3,903)
Additions	1,932	1,282
Deferred franchise and development fees at end of period	$34,154	$36,480
As of July 5, 2026, approximately $3.9 million of development fees related to unopened restaurants are included in deferred revenue. Timing of revenue recognition for development fees related to unopened restaurants is dependent upon the timing of restaurant openings and are recognized over the franchise term at the date of opening.
The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied as of July 5, 2026 (in thousands):

Remainder of 2026	$993
2027	4,123
2028	3,575
2029	3,011
2030	2,567
Thereafter	16,030
$30,299
The Company has applied the optional exemption, as provided for under ASC Topic 606, Revenue from Contracts with Customers, which allows us to not disclose the transaction price allocated to unsatisfied performance obligations when the transaction price is a sales-based royalty.

3.ASSETS HELD FOR SALE
Assets held for sale — Assets classified as held for sale on our condensed consolidated balance sheets as of July 5, 2026 and September 28, 2025 have carrying amounts of $14.5 million and $621.0 million, respectively. As of July 5, 2026, these amounts relate to operating restaurants and other property which we intend to sell to franchisees and/or sell and leaseback with a third party, and closed restaurant properties which we are marketing for sale. As of September 28, 2025, $602.7 million relates to Del Taco which is presented as held for sale. Refer to Note 4, Discontinued Operations, for additional information on assets and liabilities held for sale.

4.DISCONTINUED OPERATIONS
Del Taco — On October 15, 2025, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with the Buyer and Buyer Guarantor to sell to Buyer all of the issued and outstanding equity interests of Del Taco, which owns and operates the Company’s Del Taco restaurant operations, for an aggregate purchase price of $115.0 million in cash, subject to certain closing cash, working capital, debt and transaction expense adjustments. The transaction closed on December 22, 2025 (the “Del Taco Sale”). The transaction documents include an indemnification provision pursuant to which the Company may be required to indemnify Del Taco for certain losses incurred within one-year following the transaction closing on December 22, 2025, but only with respect to specifically identified matters, and subject to an aggregate cap of $10.0 million.
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The Company had entered into a Transition Services Agreement (“TSA”) pursuant to which the Buyer received certain services to enable it to operate the Del Taco business after the closing of the Del Taco Sale. The services included information technology, finance and accounting, human resources, supply chain and other corporate support services. The TSA period concluded during the second quarter 2026. The Company recorded $1.5 million in the year-to-date period of 2026 related to the TSA as a reduction of selling, general and administrative expenses in the condensed consolidated statements of earnings (loss). On March 13, 2026, the Company filed a complaint against the buyer in the Delaware Court of Chancery seeking to recover unpaid service fees under a now terminated TSA and to require the buyer to comply with insurance collateral and deductible assumption requirements in the Purchase Agreement for workers’ compensation cases related to the Del Taco business.
The following table summarizes the Del Taco results for each period (in thousands, except per share data):

	Quarter		Year-to-date(1)
	July 5, 2026	July 6, 2025	July 5, 2026	July 6, 2025
Company restaurant sales	$—	$46,819	$48,713	$161,867
Franchise revenues	—	23,767	21,509	78,058
Company restaurant costs	—	(42,276)	(43,199)	(141,917)
Franchise costs	—	(17,339)	(12,944)	(57,986)
Selling, general, and administrative expenses (2)	—	(6,258)	(7,018)	(23,045)
Depreciation and amortization (3)	—	(4,172)	(882)	(14,133)
Pre-opening costs	—	(493)	(50)	(545)
Impairment of goodwill and intangible assets	—	(6,326)	—	(209,556)
Other operating expense, net	—	(1,152)	(570)	(4,580)
Transaction-related costs (4)	(300)	—	(9,893)	—
Gains on the sale of company-operated restaurants	—	(146)	—	2,630
Interest expense, net	—	209	1	148
Operating loss from discontinued operations before income taxes	(300)	(7,367)	(4,333)	(209,059)
Loss on Del Taco sale	—	—	(47,428)	—
Losses from discontinued operations and before income taxes	(300)	(7,367)	(51,761)	(209,059)
Income tax expense (benefit) (5)	619	(6,555)	(31,699)	(48,010)
Losses from discontinued operations, net of income taxes	$(919)	$(812)	$(20,062)	$(161,049)

Net loss per share from discontinued operations
Basic	$(0.05)	$(0.04)	$(1.04)	$(8.45)
Diluted	$(0.05)	$(0.04)	$(1.04)	$(8.40)
____________________________
(1)Del Taco operating results include only twelve weeks of activity through the sale date on December 22, 2025.
(2)Selling, general and administrative expenses presented in the table above include corporate costs directly in support of Del Taco operations. All other corporate costs were classified in results of continuing operations.
(3)Depreciation and amortization ceased upon classification of the Del Taco assets as held for sale during the first quarter of 2026.
(4)Transaction-related costs are comprised primarily of professional fees for accounting, legal, and IT, which were not contingent fees included in the loss on sale calculation.
(5)Income tax benefit in 2026 is primarily due to utilization of capital losses from the Del Taco sale, net of a valuation allowance against excess capital loss carryforwards expiring in fiscal 2031.

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

5.LEASES
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

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents rental income for the periods presented (in thousands):

	Quarter		Year-to-date
	July 5, 2026	July 6, 2025	July 5, 2026	July 6, 2025
Operating lease income - franchise	$52,594	$53,836	$176,244	$179,438
Variable lease income - franchise	20,416	22,695	66,259	80,793
Amortization of sublease assets and liabilities, net	7	7	23	23
Franchise rental revenues	$73,017	$76,538	$242,526	$260,254

Operating lease income - closed restaurants and other (1)	$1,812	$1,266	$5,995	$4,378
____________________________
(1)Includes closed restaurant properties included in “Other operating (income) expense, net,” in our condensed consolidated statements of earnings (loss).

6.FAIR VALUE MEASUREMENTS
Financial assets and liabilities — The following table presents our financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fair value measurements as of July 5, 2026:
Non-qualified deferred compensation plan (1)	$15,524	$15,524	$—	$—
Total liabilities at fair value	$15,524	$15,524	$—	$—
Fair value measurements as of September 28, 2025:
Non-qualified deferred compensation plan (1)	$18,326	$18,326	$—	$—
Total liabilities at fair value	$18,326	$18,326	$—	$—
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
The following table presents the carrying value and estimated fair value of our Class A-2 Notes as of July 5, 2026 and September 28, 2025 (in thousands):

	July 5, 2026		September 28, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Series 2019 Class A-2 Notes	$426,375	$398,234	$692,375	$675,500
Series 2022 Class A-2 Notes	$526,606	$514,070	$1,023,000	$952,720
Series 2026 Class A-2 Notes	$500,000	$500,850	$—	$—
The fair value of the Class A-2 Notes was estimated using Level 2 inputs based on quoted market prices in markets that are not considered active markets. On both January 9, 2026 and June 10, 2026, the Company made a prepayment on its Series 2019-1 Class A-2-II Notes. On June 23 2026, the Company issued $500.0 million of Series 2026-1 Fixed Rate Senior Secured Notes, Class A-2 (the “2026 Class A-2 Notes”) and used the proceeds to pay down the remainder of the Series 2019-1 Class A-2-II Notes and a portion of the 2022-1 Class A-2-I Notes. Refer also to Note 7, Indebtedness, for additional information on the repayment and refinancing transactions.

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

7.INDEBTEDNESS
Long-term debt obligations consist of the following (in thousands):

	July 5, 2026	September 28, 2025
Series 2019-1 4.476% Fixed Rate Class A-2-II Notes	$—	$262,625
Series 2019-1 4.970% Fixed Rate Class A-2-III Notes	426,375	429,750
Series 2022-1 3.445% Fixed Rate Class A-2-I Notes	23,356	511,500
Series 2022-1 4.136% Fixed Rate Class A-2-II Notes	503,250	511,500
Series 2026-1 7.624% Fixed Rate Class A-2 Notes	500,000	—
Series 2026-1 Variable Funding Notes, variable interest rate of 6.946% at July 5, 2026	39,000	—
Finance lease obligations and other debt	3	208
Total debt	1,491,984	1,715,583
Less current maturities of long-term debt	(44,160)	(29,458)
Less unamortized debt issuance costs	(19,157)	(11,890)
Long-term debt	$1,428,667	$1,674,235
On January 9, 2026, the Company prepaid $105.0 million of its Series 2019-1 Class A-2-II Notes using proceeds from the Del Taco Sale. On June 10, 2026, the Company prepaid an additional $110.0 million of its existing Series 2019-1 Class A-2-II Notes using proceeds from the withdrawal of excess COLI funding as well as cash on hand.
Securitization refinancing transaction — On June 23, 2026, Jack in the Box Funding, LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly owned indirect subsidiary of the Company, completed its financing transaction and issued $500.0 million of its 2026 Class A-2 Notes. In connection with the issuance of the 2026 Class A-2 Notes, the Master Issuer also entered into a revolving financing facility of Series 2026-1 Variable Funding Senior Secured Notes, Class A-1 (the “Variable Funding Notes”), which allows for the drawing of up to $150.0 million under the Variable Funding Notes, which include certain instruments, including a letter of credit facility. The 2026 Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “2026 Notes.” The 2026 Notes were issued in a privately placed securitization transaction and are secured on substantially the same basis as the Company's existing securitized notes.
Net proceeds from the sale of the 2026 Class A-2 Notes were used to repay in full the remaining $46.1 million in aggregate outstanding principal amount of the Company’s Series 2019-1 Class A-2-II Notes, together with unpaid interest. The Company also paid $479.9 million of its Series 2022-1 Class A-2-I Notes, and a portion of its unpaid interest. As a result of the refinancing transaction, the Company recorded a loss on the early extinguishment of debt of $1.3 million during the quarter which was comprised of the write-off of certain deferred financing costs and is presented in “Interest expense, net” in the condensed consolidated statement of earnings (loss).
In connection with the 2026 Class A-2 Notes, the Company capitalized $11.7 million of debt issuance costs, which are being amortized as interest expense utilizing the effective interest rate method through the May 2031 Anticipated Repayment Date. There were also $1.4 million of debt issuance costs related to our Variable Funding Notes, which are presented within “Other assets, net” and are being amortized using the straight-line method through May 2031.
2026 Class A-2 Notes — Interest and principal payments on the 2026 Class A-2 Notes are payable on a quarterly basis. Similar to our 2019 and 2022 Notes, the requirement to make quarterly principal payments is subject to certain financial conditions set forth in the Indenture. Quarterly principal payments may be suspended when the HoldCo Leverage Ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. Exceeding the leverage ratio of 5.0x does not violate any covenant related to the Notes. The Company has a leverage ratio of greater than 5.0x and, accordingly, is making the scheduled amortization payments on its 2019, 2022 and 2026 Notes. The final maturity date of the 2026 Class A-2 Notes is May 2056, but, unless earlier prepaid to the extent permitted under the Indenture, the Anticipated Repayment Date of the Class A-2 Notes is May 2031. The Anticipated Repayment Date of the 2019-1 Class A-2-III Notes is August 2029, and the 2022-1 Class A-2-I Notes and the 2022-1 Class
A-2-II Notes are February 2027 and February 2032, respectively. If the Master Issuer has not repaid or redeemed the Notes prior to their respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture.
The Company may also be required to make additional prepayments of principal on the 2026 Class A-2 Notes when the Senior ABS Leverage Ratio, as defined in the Indenture, is greater than 5.25x. As of July 5, 2026, the Senior ABS Leverage Ratio is greater than 5.25x and as a result, cash sweeping prepayments of $23.3 million are included in “Current maturities of long-term debt” in our condensed consolidated balance sheets.
Variable Funding Notes — In connection with the issuance of the Variable Funding Notes and its entry into the Variable Funding Note Purchase Agreement, the Master Issuer terminated the commitments with respect to its existing $150 million Series 2022-1 Variable Funding Notes. As of July 5, 2026, $56.4 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. During the third quarter of 2026, we borrowed $39.0 million under the Variable Funding Notes. As of July 5, 2026, unused borrowing capacity under our Variable Funding Notes was $54.6 million.
Maturities of long-term debt — Assuming repayment by the Anticipated Repayment Dates and based on an estimate of future leverage ratios as of July 5, 2026, principal payments on our long-term debt outstanding at July 5, 2026 for each of the next five fiscal years and thereafter are as follows (in thousands):

Remainder of 2026	$6,030
2027	73,728
2028	35,500
2029	432,250
2030	16,000
Thereafter	928,476
$1,491,984
The maturities table above assumes that the HoldCo Leverage Ratio will remain above 5.0x for the duration, and that the Senior ABS Leverage Ratio would remain above 5.25x but below 6.25x through February 2028.

8.OTHER OPERATING (INCOME) EXPENSE, NET
Other operating (income) expense, net, in the accompanying condensed consolidated statements of earnings (loss) is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 5, 2026	July 6, 2025	July 5, 2026	July 6, 2025
Restructuring, integration and other (1)	$4,538	$1,995	$18,720	$3,539
Costs of closed restaurants and other (2)	1,577	1,454	5,949	3,075
Impairment charges (3)	—	744	527	1,441
Accelerated depreciation	50	14	200	35
(Gains) losses on disposition of property and equipment, net (4)	(9,227)	324	(17,405)	748
Other operating (income) expense, net	$(3,062)	$4,531	$7,991	$8,838
____________________________
(1)Restructuring, integration and other includes proxy contest fees, restructuring that is not deemed discontinued operations, and other consulting fees for discrete project-based strategic initiatives.
(2)Costs of closed restaurants and other includes ongoing costs associated with closed restaurants and cancelled project costs.
(3)Impairment charges are related to underperforming and closed restaurant properties.
(4)Disposals of property and equipment includes gains on the sale of real estate of $9.6 million in the quarter and $18.9 million year-to-date in the current year.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9.SEGMENT REPORTING
The Company’s principal business consists of developing, operating and franchising our Jack in the Box restaurant brand. Our chief operating decision maker (“CODM”) is our Interim Chief Executive Officer, Mark King. Following the sale of Del Taco in December 2025, the Company is considered to have only one reportable operating segment. The segment reporting structure reflects the Company’s current management structure, internal reporting method and financial information used in deciding how to allocate Company resources.
The Company measures and evaluates its segment based on segment revenues and segment profit. The reportable segment excludes certain general and administrative functions such as accounting/finance, human resources, legal, and certain unallocated costs such as share-based compensation. The Company’s measure of segment profit also excludes the following items: depreciation and amortization, net gains on company-owned life insurance (“COLI”), net other operating (income) expenses, net other pension and post-retirement expenses and net interest expense.
The following table provides information related to our operating segments in each period (in thousands):

	Quarter		Year-to-date
	July 5, 2026	July 6, 2025	July 5, 2026	July 6, 2025
Segment revenues	$257,657	$262,401	$861,438	$899,196
Less:
Food and packaging	$28,246	$26,949	$94,866	$88,076
Payroll and employee benefits	32,410	32,465	112,670	109,171
Occupancy and other	18,621	17,840	61,527	59,184
Other segment expenses (1)	1,009	10,207	21,720	36,805
Franchise expenses	101,044	102,137	333,667	344,726
Segment profit	$76,327	$72,803	$236,988	$261,234
General, administrative, and other unallocated	18,022	17,298	63,559	59,335
Depreciation and amortization	10,478	8,671	35,068	29,197
Gains on COLI, net	(1,902)	(6,062)	(4,506)	(3,264)
Other operating (income) expense, net	(3,062)	4,531	7,991	8,838
Gains on the sale of company-operated restaurants	(6)	—	(27)	—
Other pension and post-retirement expenses, net	1,262	1,342	4,209	4,472
Interest expense, net	18,176	18,135	58,729	60,866
Earnings before income taxes	$33,359	$28,888	$71,965	$101,790
____________________________
(1)Other segment expense represents selling, general, and administrative costs, pre-opening costs, and certain amortization expenses attributable to the identified operating segments. Third quarter and year-to-date 2026 includes the reversal of certain litigation expenses attributable to the operating segment.
The Company does not evaluate, manage or measure performance of segments using assets, pension or post-retirement expense, interest income and expense, or income tax information; accordingly, this information by segment is not prepared or disclosed.

10.INCOME TAXES
For the third quarter of and year-to-date fiscal year 2026, the Company recorded income tax expense of $12.3 million and $24.0 million, respectively, resulting in effective tax rates of 36.9% and 33.3%, respectively. The effective tax rate for such periods differed from the U.S. statutory tax rate primarily due to the establishment of valuation allowance on cumulative interest deduction limitations from current and prior fiscal years and the nondeductible component of share-based compensation partially offset by a favorable state refund claim settlement and nontaxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans.
For the third quarter of and year-to-date fiscal year 2025, the Company recorded income tax expense of $6.0 million and $27.3 million, respectively, resulting in effective tax rates of 20.9% and 26.8%, respectively. The effective tax rate for such periods differed from the U.S. statutory tax rate primarily due to the nondeductible component of share-based compensation largely offset by nontaxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.STOCKHOLDERS EQUITY AND REPURCHASES OF COMMON STOCK
Repurchases of common stock — The Company did not repurchase any shares of its common stock in the current year. As of July 5, 2026, there was $175.0 million remaining under share repurchase programs authorized by the Board of Directors which does not expire.
Stockholder Rights Plan — On July 1, 2025, the Board of Directors adopted a limited-duration stockholder rights plan and declared a dividend of one right (a “Right”) for each outstanding share of the Company’s common stock held of record at the close of business on July 14, 2025. The Rights will generally become exercisable if a person or group acquires beneficial ownership of 12.5% or more of the outstanding shares of the Company’s common stock, subject to certain exceptions (including an exception for existing persons who own in excess of such triggering percentage and do not acquire additional shares of the Company’s common stock). If the Rights become exercisable, all holders of Rights (other than the triggering person or group) will be entitled to purchase shares of the Company’s common stock at a 50% discount to the then-current market price or the Company may exchange each Right held by such holders for one share of the Company’s common stock. The terms of the Rights are set forth in the Stockholder Protection Rights Agreement, dated as of July 1, 2025, by and between the Company and Computershare Trust Company, N.A., as rights agent (the “Rights Agreement”), as amended by Amendment No. 1 to the Stockholder Protection Rights Agreement, dated as of September 8, 2025. On February 27, 2026, the Company’s shareholders ratified the adoption of the Rights Agreement, which, in accordance with its terms, extended the expiration time of the Rights Agreement. The Rights will expire on the close of business on July 1, 2028, unless the Rights are earlier redeemed, or exchanged, or the Rights Agreement is terminated, by the Board of Directors or the Company consummates a merger that does not constitute a Flip-over Transaction or Event (as defined in the Rights Agreement).

12.WEIGHTED AVERAGE SHARES OUTSTANDING
The following table reconciles basic weighted-average shares outstanding to diluted weighted-average shares outstanding (in thousands):

	Quarter		Year-to-date
	July 5, 2026	July 6, 2025	July 5, 2026	July 6, 2025
Weighted-average shares outstanding – basic	19,330	19,061	19,230	19,051
Effect of potentially dilutive securities:
Nonvested stock awards and units	122	41	103	82
Performance share awards	7	50	7	50
Weighted-average shares outstanding – diluted	19,459	19,152	19,340	19,183
Excluded from diluted weighted-average shares outstanding:
Antidilutive	749	559	775	387
Performance conditions not satisfied at the end of the period	194	184	194	184

13.COMMITMENTS AND CONTINGENCIES
Legal matters — The Company assesses contingencies, including litigation contingencies, to determine the degree of probability and range of possible loss for potential accrual in our financial statements. An estimated loss contingency is accrued in the financial statements if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of July 5, 2026, the Company had accruals of $10.6 million for all of its legal matters in aggregate, presented within “Accrued liabilities” on our condensed consolidated balance sheet. Because litigation is inherently unpredictable, assessing contingencies is highly subjective and requires judgments about future events. When evaluating litigation contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the availability of appellate remedies, insurance coverage related to the claim or claims in question, the presence of complex or novel legal theories, and the ongoing discovery and development of information important to the matter. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated, or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability or financial exposure. The Company regularly reviews contingencies to determine the adequacy of the accruals and related disclosures. The ultimate amount of loss may differ from these estimates. Any estimate is not an indication of expected loss, if any, or of the Company’s maximum possible loss exposure and the ultimate amount of loss may differ materially from these estimates in the near term.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Gessele v. Jack in the Box Inc. — In August 2010, five former Jack in the Box employees instituted litigation in federal court in Oregon alleging claims under the federal Fair Labor Standards Act and Oregon wage and hour laws. The plaintiffs alleged that Jack in the Box failed to pay non-exempt employees for certain meal breaks and improperly made payroll deductions for shoe purchases and for workers’ compensation expenses, and later added additional claims relating to timing of final pay and related wage and hour claims involving employees of a franchisee. In 2016, the court dismissed the federal claims and those relating to franchise employees. In June 2017, the court granted class certification with respect to state law claims of improper deductions and late payment of final wages. The parties participated in a voluntary mediation on March 16, 2020, but the matter did not settle. On October 24, 2022, a jury awarded plaintiffs approximately $6.4 million in damages and penalties. On November 25, 2025, the Ninth Circuit Court of Appeals issued an opinion which was then amended on April 20, 2026, remanding several issues back to the trial court for further proceedings. As a result, during the quarter, the Company reversed a portion of its prior charges and is now maintaining an estimated liability associated with the portion of the prior verdict that was not vacated by the Ninth Circuit opinion, inclusive of related pre-judgment and post-judgment interest, along with additional amounts associated with this matter. This amount is included within “Accrued liabilities” on our condensed consolidated balance sheet as of July 5, 2026. Company anticipates further proceedings, including potential additional appellate proceedings, following trial or other disposition of the remanded matters. Due to the procedural posture of the remanded matters and the uncertainties inherent in litigation, the Company is unable to predict the ultimate outcome or estimate the amount of any further loss, if any.
J&D Restaurant Group — On April 17, 2019, the trustee for a bankrupt former franchisee filed a complaint generally alleging the Company wrongfully terminated the franchise agreements and unreasonably denied two prospective purchasers the former franchisee presented. The parties participated in a mediation in April 2021, and again in December 2022, but the matter did not settle. The trial commenced on January 9, 2023, and on February 8, 2023, the jury returned a verdict finding the Company had not breached any contracts in terminating the franchise agreements or denying the proposed buyers. However, while the jury also found the Company had not violated the California Unfair Practices Act, it found for the plaintiff on the claim for breach of implied covenant of good faith and fair dealing, and awarded $8.0 million in damages. On May 9, 2023, the court granted the Company’s post-trial motion, overturning the jury verdict and ordering the plaintiff take nothing on its claims. As a result, the Company reversed the prior $8.0 million accrual. The Plaintiff has appealed the trial court’s post-trial rulings. As part of the appeal, the parties participated in a mediation on March 18, 2025, but the matter did not settle. On October 9, 2025, the appellate court issued an opinion affirming the trial court’s take nothing judgment in favor of the Company. On February 4, 2026, the plaintiff filed a petition for the matter to be reviewed by the Texas Supreme Court. On March 13, 2026, the Texas Supreme Court denied the plaintiff’s petition for review. As a result of this denial, during the second quarter of 2026, the Company reversed the accrual associated with this claim.
Del Taco — The Del Taco Sale transaction documents include an indemnification provision pursuant to which the Company may be required to indemnify Del Taco for certain losses incurred within one year following the transaction closing on December 22, 2025, but only with respect to specifically identified matters, and subject to an aggregate cap of $10.0 million. Additionally, on March 13, 2026, the Company filed a complaint against the buyer in the Delaware Court of Chancery seeking to recover unpaid service fees under a now terminated TSA and to require the buyer to comply with insurance collateral and deductible assumption requirements in the Purchase Agreement for workers’ compensation cases related to the Del Taco business. Refer to Note 4, Discontinued Operations, for additional information on the Del Taco sale.
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
Lease guarantees — We remain contingently liable for certain leases relating to our former Qdoba business which we sold in fiscal 2018. Under the Qdoba Purchase Agreement, the buyer has indemnified the Company of all claims related to these guarantees. As of July 5, 2026, the maximum potential liability of future undiscounted payments under these leases is approximately $22.9 million. The lease terms extend for a maximum of approximately 12 more years and we would remain a guarantor of the leases in the event the leases are extended for any established renewal periods. In the event of default, we believe the exposure is limited due to contractual protections and recourse available in the lease agreements, as well as the Qdoba Purchase Agreement, including a requirement of the landlord to mitigate damages by re-letting the properties in default, and indemnity from the Buyer. The Company has not recorded a liability for these guarantees as we believe the likelihood of making any future payments is remote.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Franchisee guarantees — The Company has an agreement for a financing structure with a lender to allow them to limit their exposure to risk, while they service franchise-owned locations. The agreement with the Company is to remain in effect until all franchisee obligations are paid in full. As of July 5, 2026, and in accordance with that arrangement, $2.0 million was held within “Restricted cash” on our condensed consolidated balance sheet, and the Company has an additional unfunded obligation of less than $0.1 million. The Company has not recorded a liability for these unfunded obligations as we believe the likelihood of making any future payments is remote.

14.SUPPLEMENTAL CONSOLIDATED CASH FLOW INFORMATION (in thousands)

	Year-to-date
	July 5, 2026	July 6, 2025
Cash paid during the year for:
Income tax payments, net of refunds (1)	$(4,323)	$32,804
Interest payments	$55,637	$39,122

Non-cash investing and financing transactions:
Decrease in obligations for purchases of property and equipment	$10,985	$5,269
Increase in dividends accrued or converted to common stock equivalents	$—	$121
Right-of use assets obtained in exchange for operating lease obligations	$86,891	$82,638
____________________________
(1)Fiscal year 2026 includes an $8.3 million state refund claim settlement.

JACK IN THE BOX INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
15.SUPPLEMENTAL CONSOLIDATED BALANCE SHEET INFORMATION (in thousands)

	July 5, 2026	September 28, 2025
Accounts and other receivables, net:
Trade	$78,765	$70,225
Notes receivable, current portion	3,919	3,786
Income tax receivables (1)	21,470	200
Other	10,125	3,999
Allowance for doubtful accounts	(7,607)	(4,466)
	$106,672	$73,744
Property and equipment, net:
Land	$73,009	$78,774
Buildings	854,915	850,213
Restaurant and other equipment	216,625	184,746
Construction in progress	19,255	36,757
	1,163,804	1,150,490
Less accumulated depreciation and amortization	(832,844)	(806,873)
	$330,960	$343,617
Other assets, net:
Company-owned life insurance policies (2)	$58,964	$135,504
Franchise tenant improvement allowances	38,765	40,454
Deferred rent receivable	30,460	33,194
Notes receivable, less current portion	7,456	7,820
Other	58,938	34,942
	$194,583	$251,914
Accrued liabilities:
Payroll and related taxes	$29,096	$28,418
Legal accruals	10,550	17,640
Insurance	21,369	20,731
Sales and property taxes	15,655	23,001
Deferred rent income	16,529	351
Deferred franchise and development fees	4,888	5,126
Other	41,847	47,211
	$139,934	$142,478
Other long-term liabilities:
Defined benefit pension plans	$44,324	$46,320
Deferred franchise and development fees	29,266	30,680
Other	56,370	64,479
	$129,960	$141,479
____________________________
(1)Income tax receivables increased due to refunds expected from carrying back a portion of the capital loss generated from the sale of Del Taco.
(2)The Company withdrew excess COLI funding, which was used to prepay a portion of 2019-1 Class A-2-II Notes in the third quarter of 2026. Refer to Note 7, Indebtedness, for additional information on the repayment.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The Company’s fiscal year is 52 or 53 weeks ending the Sunday closest to September 30. Fiscal years 2026 and 2025 each include 52 weeks. Our first quarter includes 16 weeks and all other quarters include 12 weeks. All comparisons between 2026 and 2025 refer to the 12 weeks (“quarter”) and 40 weeks (“year-to-date”) ended July 5, 2026 and July 6, 2025, respectively, unless otherwise indicated.
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
OVERVIEW
Our Business
Founded in 1951, Jack in the Box Inc. (the “Company”) operates and franchises Jack in the Box® quick-service restaurants. As of July 5, 2026, we operated and franchised 2,115 restaurants, primarily in the western and southern United States, including restaurants in Guam and in Mexico.
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

RESULTS OF OPERATIONS
The following tables summarize changes in same-store sales for Jack in the Box company-operated, franchised, and system restaurants:

	Quarter		Year-to-date
	July 5, 2026	July 6, 2025	July 5, 2026	July 6, 2025
Company	(0.9%)	(6.4%)	(3.0%)	(3.3%)
Franchise	(1.2%)	(7.2%)	(4.4%)	(3.3%)
System	(1.1%)	(7.1%)	(4.2%)	(3.3%)
The following tables summarize year-to-date changes in the number and mix of Jack in the Box company and franchise restaurants:

	2026			2025
	Company	Franchise	Total	Company	Franchise	Total
Beginning of year	150	1,986	2,136	150	2,041	2,191
New	1	18	19	3	13	16
Closed	(2)	(38)	(40)	(11)	(28)	(39)
End of period	149	1,966	2,115	142	2,026	2,168
% of system	7%	93%	100%	7%	93%	100%
The following tables summarize restaurant sales for Jack in the Box company-operated, franchised, and systemwide sales (in thousands):

	Quarter		Year-to-date
	July 5, 2026	July 6, 2025	July 5, 2026	July 6, 2025
Company-operated restaurant sales	$96,268	$94,112	$322,871	$322,962
Franchised restaurant sales (1)	847,842	863,706	2,814,432	2,961,662
Systemwide sales (1)	$944,110	$957,818	$3,137,303	$3,284,624
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

Company Restaurant Operations
The following table presents company restaurant sales and costs as a percentage of the related sales (dollars in thousands):

	Quarter				Year-to-date
	July 5, 2026		July 6, 2025		July 5, 2026		July 6, 2025
Company restaurant sales	$96,268		$94,112		$322,871		$322,962
Company restaurant costs:
Food and packaging	$28,246	29.3%	$26,949	28.6%	$94,866	29.4%	$88,076	27.3%
Payroll and employee benefits	$32,410	33.7%	$32,465	34.5%	$112,670	34.9%	$109,171	33.8%
Occupancy and other	$18,621	19.3%	$17,840	19.0%	$61,527	19.1%	$59,184	18.3%

Company restaurant sales increased $2.2 million, or 2.3% in the quarter and decreased $0.1 million, or less than 0.1%, year-to-date compared to the prior year. The following table presents the approximate impact of changes in AUVs and the number of restaurants on company restaurant sales (in millions):

	Quarter	Year-to-date
	July 5, 2026	July 5, 2026
AUV increase (decrease)	$0.3	$(6.4)
Change in the average number of restaurants	1.7	5.0
Other	0.2	1.3
Total change in company restaurant sales	$2.2	$(0.1)
Same-store sales at company-operated restaurants decreased 0.9% in the quarter and 3.0% year-to-date compared to a year ago. The following table summarizes the change versus a year ago:

	Quarter	Year-to-date
	July 5, 2026	July 5, 2026
Average check (1)	1.0%	(0.0%)
Transactions	(1.9%)	(3.0%)
Change in same-store sales	(0.9%)	(3.0%)
____________________________
(1)Includes price increases of approximately 3.5% in the quarter and 3.0% year-to-date.
Food and packaging costs, as a percentage of company restaurant sales, increased 0.7% in the quarter and 2.1% year-to-date compared to the prior year, due mainly to commodity inflation, offset by menu price increases. The year-to-date increase was also due to a non-recurring benefit in the prior year from a new supply chain contract with retroactive funding. Commodity inflation was 5.4% in the quarter and 6.0% year-to-date, with the greatest impacts in beef, tacos, produce and beverages.
Payroll and employee benefit costs, as a percentage of company restaurant sales, decreased 0.8% in the quarter and increased 1.1% year-to-date compared to the prior year. The decrease in the quarter was due primarily to the rollover of additional FUTA taxes in California in the prior year, partially offset by the impact of the mix of restaurants and labor inflation of 1.8% in the quarter. Year-to date, the increase was due to the impact of the mix of restaurants and labor inflation of 1.0%.
Occupancy and other costs, as a percentage of company restaurant sales, increased 0.3% in the quarter and 0.8% year-to-date compared to the prior year. For the quarter and year-to-date periods, these increases were primarily due to sales deleverage and higher rent. Occupancy and other costs also increased in the quarter due to higher delivery sales driving higher third party fees.

Franchise Operations
The following table presents franchise revenues and costs in each period and other information we believe is useful in analyzing the change in franchise operating results (dollars in thousands):

	Quarter		Year-to-date
	July 5, 2026	July 6, 2025	July 5, 2026	July 6, 2025
Franchise rental revenues	$73,017	$76,538	$242,526	$260,254

Royalties, net of franchise incentive amortization	41,891	43,078	140,526	148,208
Franchise fees and other	1,190	1,526	4,470	5,765
Franchise royalties and other	43,081	44,604	144,996	153,973
Franchise contributions for advertising and other services	45,291	47,147	151,045	162,007
Total franchise revenues	$161,389	$168,289	$538,567	$576,234

Franchise occupancy expenses	$49,694	$50,829	$166,043	$169,898
Franchise support and other costs	4,242	3,314	11,423	9,813
Franchise advertising and other services expenses	47,108	47,994	156,201	165,015
Total franchise costs	$101,044	$102,137	$333,667	$344,726
Franchise costs as a percentage of total franchise revenues	62.6%	60.7%	62.0%	59.8%

Average number of franchise restaurants	1,968	2,026	1,972	2,028
% decrease	(2.9)%		(2.8)%
Franchised restaurant sales	$847,842	$863,706	$2,814,432	$2,961,662
Franchised restaurant AUVs	$431	$426	$1,427	$1,460
Royalties as a percentage of total franchised restaurant sales	5.1%	5.0%	5.1%	5.0%
Franchise rental revenues decreased $3.5 million, or 4.6% in the quarter and $17.7 million, or 6.8% year-to-date, compared to the prior year primarily due to lower percentage rent of $1.2 million and $9.6 million, respectively, driven by lower franchise AUVs, and a decrease in rent revenue of $1.7 million and $5.4 million, respectively, due to fewer franchise restaurants. Lower lease termination fees of $0.6 million in the quarter and $3.5 million year-to-date, also contributed to the decrease.
Franchise royalties and other decreased $1.5 million, or 3.4% in the quarter and $9.0 million, or 5.8% year-to-date compared to the prior year. A decrease in the number of restaurants and sales, drove net royalties lower by $0.8 million and $0.5 million, respectively, in the quarter and $2.6 million and $6.3 million, respectively, year-to-date. Franchise fees and other decreased $0.3 million in the quarter and $1.3 million year-to-date, primarily due to a decrease in early termination fees.
Franchise contributions for advertising and other services revenues decreased $1.9 million, or 3.9% in the quarter and $11.0 million, or 6.8% year-to-date compared to the prior year. For the quarter and year-to-date periods, a decrease in the number of restaurants, resulted in lower marketing contributions of $0.9 million and $2.9 million, respectively. Additionally, for the year-to-date period, lower sales drove marketing contributions lower by $4.5 million, and a change in technology providers resulted in a decrease of $2.2 million versus a year ago.
Franchise occupancy expenses, primarily rent, decreased $1.1 million, or 2.2% in the quarter and $3.9 million, or 2.3% year-to-date compared to the prior year primarily driven by lower operating lease costs of $1.3 million in the quarter and $4.4 million year-to-date, due to the decrease in the number of franchise restaurants.
Franchise support and other costs increased $0.9 million, or 28.0% in the quarter, and $1.6 million, or 16.4% year-to-date compared to the prior year. For the quarter, the increase is due to an increase in bad debt expense of $1.1 million. The year-to-date increase is due to increases in bad debt expense of $2.4 million, partially offset by decreases in digital fees of $0.8 million.
Franchise advertising and other service expenses decreased $0.9 million, or 1.8% in the quarter and $8.8 million, or 5.3% year-to-date compared to the prior year. The decrease is primarily due to lower sales and fewer restaurants driving lower marketing expenses.

Depreciation and Amortization
Depreciation and amortization for the quarter ended July 5, 2026 increased $1.8 million in the quarter and $5.9 million year-to-date compared to the prior year period primarily due to increases for new technology assets placed in service and new company-operated restaurants.
Selling, General and Administrative Expenses
The following table presents the amounts for selling, general and administrative (“SG&A”) expenses in each period (in thousands):

	Quarter		Year-to-date
	July 5, 2026	July 6, 2025	July 5, 2026	July 6, 2025
Advertising	$5,491	$5,192	$18,340	$17,272
Share-based compensation	245	2,127	7,825	6,812
Insurance	1,739	2,426	5,093	6,351
Incentive compensation	1,460	(797)	6,270	4,659
COLI gains, net	(1,902)	(6,062)	(4,506)	(3,264)
Litigation matters	(6,531)	180	(7,102)	1,249
Other	16,539	17,511	54,560	56,875
	$17,041	$20,577	$80,480	$89,954
Advertising costs mainly represent company contributions to our marketing fund and are generally determined as a percentage of company-operated restaurant sales. Advertising costs increased $0.3 million in the quarter and $1.1 million year-to-date compared to the prior year, primarily due to an increase in expenses related to opting into third party delivery digital sponsorships.
Share-based compensation decreased by $1.9 million in the quarter and increased $1.0 million year-to-date, compared to the prior year, primarily due to the timing of forfeitures.
Insurance decreased $0.7 million in the quarter and $1.3 million year-to-date, compared to the prior year primarily due to lower costs for group insurance.
Incentive compensation increased by $2.3 million in the quarter and $1.6 million year-to-date, as compared to the prior year, primarily due to higher achievement levels compared to the prior year for the Company’s annual incentive plan.
The cash surrender value of our company-owned life insurance (“COLI”) policies, net of changes in our non-qualified deferred compensation obligation supported by these policies, are subject to market fluctuations. The changes in market values had an unfavorable impact of $4.2 million in the quarter and a favorable impact of $1.2 million year-to-date, compared to the prior year.
Litigation matters decreased $6.7 million for the quarter and $8.4 million year-to-date, as compared to the prior year, primarily due to the timing of litigation reversals. Refer to Note 13, Commitments and Contingencies, in the condensed consolidated financial statements for additional information related to the legal matters.
Income from the transition services agreement (“TSA”) following the Del Taco sale of $1.5 million is included in the fiscal 2026 year-to-date Other amount above. The TSA period had concluded as of the end of the second quarter of 2026.

Other Operating (Income) Expense, Net
Other operating (income) expense, net, is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 5, 2026	July 6, 2025	July 5, 2026	July 6, 2025
Restructuring, integration and other	$4,538	$1,995	$18,720	$3,539
Costs of closed restaurants and other	1,577	1,454	5,949	3,075
Impairment charges	—	744	527	1,441
Accelerated depreciation	50	14	200	35
(Gains) losses on disposition of property and equipment, net	(9,227)	324	(17,405)	748
	$(3,062)	$4,531	$7,991	$8,838
For the quarter, other operating (income) expense, net, decreased $7.6 million as compared to the prior year. The decrease was primarily due a $9.6 million increase in gains from the sale of real estate, partially offset by $2.5 million for restructuring related severance and other consulting fees.
For the year-to-date period, other operating (income) expense, net, decreased $0.8 million primarily due to an $18.2 million increase in gains from the sale of real estate, partially offset by $15.2 million for restructuring costs, proxy contest fees, professional fees for tax refund settlement and other consulting fees for strategic initiatives.
Interest Expense, Net
Interest expense, net, is comprised of the following (in thousands):

	Quarter		Year-to-date
	July 5, 2026	July 6, 2025	July 5, 2026	July 6, 2025
Interest expense	$18,886	$18,570	$60,460	$62,198
Interest income	(710)	(435)	(1,731)	(1,332)
Interest expense, net	$18,176	$18,135	$58,729	$60,866
Interest expense, net, increased less than $0.1 million in the quarter and decreased $2.1 million year-to-date compared to the prior year. Interest expense in the current year includes $1.3 million loss on extinguishment of debt as a result of our refinancing transaction in the third quarter which was offset in the quarter and more than offset year-to-date by a decrease in interest expense from lower average borrowings.
Income Taxes
For the third quarter of and year-to-date fiscal year 2026, the Company recorded income tax expense of $12.3 million and $24.0 million, respectively, resulting in effective tax rates of 36.9% and 33.3%, respectively. The effective tax rate for such periods differed from the U.S. statutory tax rate primarily due to establishment of valuation allowance on cumulative interest deduction limitations from current and prior fiscal years and the nondeductible component of share-based compensation partially offset by a favorable state refund claim settlement and nontaxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans.
For the third quarter of and year-to-date fiscal year 2025, the Company recorded income tax expense of $6.0 million and $27.3 million, respectively, resulting in effective tax rates of 20.9% and 26.8%, respectively. The effective tax rate for such periods differed from the U.S. statutory tax rate primarily due to the nondeductible component of share-based compensation largely offset by nontaxable gains from the market performance of insurance products used to fund certain non-qualified retirement plans.
Loss from Discontinued Operations
The results of operations from the sale of our Del Taco business has been reported as discontinued operations for all periods presented. For the third quarter of and year-to-date fiscal year 2026, there were losses from discontinued operations, net of taxes of $0.9 million and $20.1 million, respectively, compared with $0.8 million and $161.0 million, respectively, for the third quarter of and year-to-date fiscal year 2025. Refer to Note 4, Discontinued Operations, in the notes to condensed consolidated financial statements, for additional information regarding discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
General
Our primary sources of short-term and long-term liquidity and capital resources are cash flows from operations and borrowings available under our Variable Funding Notes. Based on current operating results and their impact on franchise profitability, cash flows from operations have been impacted and may continue to be impacted by franchisee payment delays and deferrals. Our cash requirements consist principally of working capital, general corporate needs, capital expenditures, income tax payments, debt service requirements, franchise tenant improvement allowance and incentive distributions, and obligations related to our benefit plans. We generally use available cash flows from operations to invest in our business and service our debt obligations.
As of July 5, 2026, the Company had $71.8 million of cash and restricted cash on its condensed consolidated balance sheet and available borrowings of $54.6 million under its $150.0 million Variable Funding Notes. The Company continually assesses the optimal sources and uses of cash for our business. We review our balance sheet for any undervalued assets and pursue opportunities for capital sources, including the sale of our owned Jack in the Box properties.
Based upon current levels of operations and anticipated growth, we expect that cash flows from operations, combined with our securitized financing facility, will be sufficient to meet our capital expenditure, working capital and debt service requirements for at least the next twelve months and the foreseeable future.
Cash Flows
The table below summarizes our cash flows from continuing operations (in thousands):

	Year-to-date
	July 5, 2026	July 6, 2025
Total cash provided by (used in) continuing operations:
Operating activities	$56,553	$118,147
Investing activities	69,458	(47,584)
Financing activities	(237,981)	(52,469)
Net cash flows used in continuing operations	$(111,970)	$18,094
Operating Activities. Operating cash flows decreased $61.6 million compared with a year ago primarily due to a decrease in working capital of $54.2 million, as well as lower net income, when adjusted for non-cash items, of $8.7 million. The change in working capital included a decrease due to $35.0 million received in the prior year in connection with a supply chain contract, an increase of $18.7 million in franchise incentive disbursements in the current year, and a decrease in cash flows of approximately $11.0 million resulting from delayed payments from franchisees, including amounts subject to payment deferral arrangements, a portion of which we have reserved against. An increase in payments for restructuring and other non-core expenses including proxy contest fees, as noted in the Operating Results section of MD&A under Other Operating Expense (Income), Net also contributed to the decrease. These decreases in working capital were partially offset by lower income tax payments, net of refunds received, of $37.1 million.
Investing Activities. Investing cash flows increased $117.0 million compared with a year ago, primarily due to $80.4 million of proceeds from our COLI policies, higher proceeds from the sale of property and equipment of $11.6 million, lower purchases of property and equipment of $16.2 million, and purchases of assets intended for sale or leaseback of $5.7 million in the prior year.

The $16.2 million change in purchases of property and equipment is primarily a result of lower spending for restaurant information technology due to the prior year rollout of a new POS system, and lower new restaurant costs as a result of our commitment to remaining asset-light by prioritizing new restaurant growth from franchisees.
The following table summarizes the capital expenditures in each period (in thousands):

	Year-to-date
	July 5, 2026	July 6, 2025
Restaurants:
Remodel / refresh programs	$2,154	$4,317
New restaurants	10,282	16,931
Restaurant facility expenditures	7,117	6,038
Purchase of land	213	—
Restaurant information technology	21,486	31,381
	41,252	58,667
Corporate Services:
Information technology	2,804	1,400
Corporate facilities	46	204
	2,850	1,604

Total capital expenditures	$44,102	$60,271
Financing Activities. Cash flows used in financing activities increased by $185.5 million compared with a year ago, primarily due to higher debt payments of $740.2 million resulting from two debt prepayments totalling $215 million and our refinancing transaction discussed below as well as payments for debt issuance costs of $13.1 million associated with the aforementioned refinancing. This activity is partially offset by $500.0 million of debt issued and $39.0 million of borrowings on our Variable Funding Notes. Additionally, there was a decrease in payments for dividends of $16.6 million and stock repurchases of $5.0 million in the current year, as well as rolling over a $6.0 million repayment in the prior year on the Variable Funding Notes.
On January 9, 2026, the Company prepaid $105.0 million of its Series 2019-1 Class A-2-II Notes using proceeds from the Del Taco Sale. On June 10, 2026, the Company prepaid an additional $110.0 million of its existing Series 2019-1 Class A-2-II Notes using proceeds from the withdrawal of excess COLI funding as well as cash on hand.
Securitization refinancing transaction — On June 23, 2026, Jack in the Box Funding, LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly owned indirect subsidiary of the Company, completed its financing transaction and issued $500.0 million of its Series 2026-1 7.624% Fixed Rate Senior Secured Notes, Class A-2 (the “2026 Class A-2 Notes”). In connection with the issuance of the 2026 Class A-2 Notes, the Master Issuer also entered into a revolving financing facility of Series 2026-1 Variable Funding Senior Secured Notes, Class A-1 (the “Variable Funding Notes”), which allows for the drawing of up to $150.0 million under the Variable Funding Notes, which include certain instruments, including a letter of credit facility. The 2026 Class A-2 Notes and the Variable Funding Notes are referred to collectively as the “2026 Notes.” The 2026 Notes were issued in a privately placed securitization transaction and are secured on substantially the same basis as the Company's existing securitized notes.
Net proceeds from the sale of the 2026 Class A-2 Notes were used to repay in full the remaining $46.1 million in aggregate outstanding principal amount of the Company’s Series 2019-1 Class A-2-II Notes, together with unpaid interest. The Company also paid $479.9 million of its Series 2022-1 Class A-2-I Notes, and a portion of its unpaid interest. As a result of the refinancing transaction, the Company recorded a loss on the early extinguishment of debt of $1.3 million during the quarter, which was comprised of the write-off of certain deferred financing costs, and is presented in “Interest expense, net” in the condensed consolidated statement of earnings (loss).
In connection with the 2026 Class A-2 Notes, the Company capitalized $11.7 million of debt issuance costs, which are being amortized as interest expense utilizing the effective interest rate method through the May 2031 Anticipated Repayment Date. There were also $1.4 million of debt issuance costs related to our Variable Funding Notes, which are presented within “Other assets, net,” and are being amortized using the straight-line method through May 2031.

2026 Class A-2 Notes — Interest and principal payments on the 2026 Class A-2 Notes are payable on a quarterly basis. Similar to our 2019 and 2022 Notes, the requirement to make quarterly principal payments is subject to certain financial conditions set forth in the Indenture. Quarterly principal payments may be suspended when the HoldCo Leverage Ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as defined in the Indenture), is less than or equal to 5.0x. Exceeding the leverage ratio of 5.0x does not violate any covenant related to the Notes. The Company has a leverage ratio of greater than 5.0x and, accordingly, is making the scheduled amortization payments on its 2019, 2022 and 2026 Notes. The final maturity date of the 2026 Class A-2 Notes is May 2056, but, unless earlier prepaid to the extent permitted under the Indenture, the Anticipated Repayment Date of the Class A-2 Notes is May 2031. The Anticipated Repayment Date of the 2019-1 Class A-2-III Notes is August 2029, and the 2022-1 Class A-2-I Notes and the 2022-1 Class A-2-II Notes are February 2027 and February 2032, respectively. If the Master Issuer has not repaid or redeemed the Notes prior to their respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture.
The Company may also be required to make additional prepayments of principal on the 2026 Class A-2 Notes when the Senior ABS Leverage Ratio, as defined in the Indenture, is greater than 5.25x. As of July 5, 2026, the Senior ABS Leverage Ratio is greater than 5.25x and as a result, cash sweeping prepayments of $23.3 million are included in “Current maturities of long-term debt” in our condensed consolidated balance sheets.
Variable Funding Notes — In connection with the issuance of the Variable Funding Notes and its entry into the Variable Funding Note Purchase Agreement, the Master Issuer terminated the commitments with respect to its existing $150 million Series 2022-1 Variable Funding Notes. As of July 5, 2026, $56.4 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. During the third quarter of 2026, we borrowed $39.0 million under the Variable Funding Notes. As of July 5, 2026, unused borrowing capacity under our Variable Funding Notes was $54.6 million.
Restricted cash — In accordance with the terms of the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the note holders and are restricted in their use. As of July 5, 2026, the Company had restricted cash of $25.5 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of interest and commitment fees required for the Class A-2 Notes.
Covenants and restrictions — The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. As of July 5, 2026, we were in compliance with all of our debt covenant requirements and were not subject to any rapid amortization events.
Dividends — The Company discontinued its dividend on April 23, 2025, to direct a majority of those funds toward leverage reduction. As such, the Company did not declare any dividends during the current year.
Repurchases of common stock — The Company did not repurchase any shares of its common stock in fiscal 2026. As of July 5, 2026, there was $175.0 million remaining under share repurchase programs authorized by the Board of Directors which does not expire.

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

ITEM 4.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended), as of the end of the Company’s quarter ended July 5, 2026, the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have concluded that the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 5, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases — In the third quarter of 2026, we did not repurchase any shares of our common stock. As of July 5, 2026, this leaves $175.0 million remaining under share repurchase programs authorized by the Board of Directors.

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced programs	(d) Maximum dollar value that may yet be purchased under these programs (in thousands)
				$175,001
April 13, 2026 - May 10, 2026	—	$—	—	$175,001
May 11, 2026 - June 7, 2026	—	$—	—	$175,001
June 8, 2026 - July 5, 2026	—	$—	—	$175,001
Total	—		—

ITEM 3.        DEFAULTS OF SENIOR SECURITIES
None.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
During the quarter ended July 5, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term in defined in Item 408(a) of Regulation S-K.

ITEM 6.        EXHIBITS

Number	Description	Form	Filed with SEC
4.1
Series 2026-1 Supplement to Base Indenture, dated as of June 23, 2026, by and between Jack in the Box Funding, LLC, as Master Issuer of the Series 2026-1 fixed rate senior secured notes, Class A-2, and Series 2026-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2026-1 Securities Intermediary
		8-K	6/23/2026
4.2	Second Supplement to the Base Indenture, dated as of June 23, 2026, by and between Jack in the Box Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary	8-K	6/23/2026
10.1	Offer Letter by and between Mark King and Jack in the Box Inc., dated May 11, 2026	—	Filed herewith
10.2
2026-1 Class A-2 Note Purchase Agreement, dated as of June 12, 2026, by and among Jack in the Box Inc., the subsidiaries of Jack in the Box Inc. party thereto and Guggenheim Securities, LLC acting on behalf of itself and as the representative of the initial purchasers
		8-K	6/12/2026
10.3
Class A-1 Note Purchase Agreement, dated as of June 23, 2026, by and among Jack in the Box Funding, LLC, as Master Issuer, each of Different Rules, LLC, Jack in the Box Properties, LLC and Jack in the Box SPV Guarantor, LLC, as Guarantors, Jack in the Box Inc. as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Coöperatieve Rabobank U.A., New York Branch, as L/C Provider, Swingline Lender and Administrative Agent
		8-K	6/23/2026
10.4
Second Amendment to the Management Agreement, dated as of June 23, 2026, by and among Jack in the Box Funding, LLC, as Master Issuer, certain subsidiaries of Jack in the Box Funding, LLC party thereto, Jack in the Box Inc., as Manager, and Citibank, N.A., as Trustee
		8-K	6/23/2026
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	Filed herewith
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema Document
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	iXBRL Taxonomy Extension Definition Linkbase Document
101.LAB	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File formatted in iXBRL

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACK IN THE BOX INC.

By:	/S/ DAWN HOOPER
Dawn Hooper
Chief Financial Officer (principal financial officer) (Duly Authorized Signatory)
Date: August 12, 2026